Form 10-Q/A
period 1995-09-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 1996-05-30
CIK 790228

FORM 10-Q/A
                      (Amendment Number 1)

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                     ______________________

      Quarterly Report Pursuant Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For Quarterly Period Ended September 30, 1995

                 Commission File Number 0-26694

         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
     (Exact name of registrant as specified in its charter)


           Delaware                         93-0945003
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)


          655 East Medical Drive, Bountiful, Utah 84010
            (Address of principal executive offices)
                           (Zip Code)

                         (801) 298-3360
      (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     ___ No

   Indicate   the  number of shares outstanding of  each  of  the
issuer's classes of common stock, as of the latest practicable date.

             Class                Outstanding as of November 14,
                                               1995
 Common Stock, $.02 par value               8,566,653




Item 6.  Exhibits and Reports on Form 8-K.

     (a)
                        INDEX TO EXHIBITS

 EXHIBIT                  DESCRIPTION OF EXHIBIT
   NO.

   16           Letter re change in certifying accountant.


                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 SPECIALIZED HEALTH PRODUCTS
                                 INTERNATIONAL, INC.:



Date: December 1, 1995           By       /s/ David A. Robinson
                                 _
                                   David A. Robinson
                                   President, Chief Executive
                                   Officer, Director




Date: December 1, 1995           By       /s/ J. Clark Robinson
                                 _
                                   J. Clark Robinson
                                   Chief Financial Officer,
                                   Director