Form 10-Q
period 1995-09-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 1996-05-30
CIK 790228

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                     ______________________

      Quarterly Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

          For Quarterly Period Ended September 30, 1995

                 Commission File Number 0-26694

         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
     (Exact name of registrant as specified in its charter)


           Delaware                         93-0945003
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)

          655 East Medical Drive, Bountiful, Utah        84010
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

                       [X] Yes  [ ] No

   Indicate   the  number of shares outstanding of  each  of
the issuer's classes of common stock, as of the latest practicable date.

             Class                Outstanding as of November 14, 1995
 Common Stock, $.02 par value               8,566,653

                PART I _ FINANCIAL INFORMATION

Item 1.  Financial Statements.

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.,
                   Consolidated Balance Sheets
          September 30, 1995 and December 30, 1994

                                          September 30    December 31, 1995
                                             1995               1994
Assets                                    (unaudited)         (audited)
Current assets:
 Cash and cash equivalents              $ 5,278,973                -
     Accounts receivable                    350,546                 4,471
 Related party receivable                    38,793                -
 Finished goods inventory                    32,862                -
 Prepaid expenses and other                  54,933                 5,436
                                        --------------         -------------
  Total current assets                    5,756,107                 9,907
                                        --------------         -------------

Property, plant, and equipment, at cost     947,320               287,523
 Less accumulated depreciation and            9,614                 1,753
amortization
                                        --------------         -------------
  Net property, plant, and equipment        937,706               285,770
                                        --------------         -------------
Other assets, at cost                       449,488               388,752
 Less accumulated amortization               78,687                27,564
                                        --------------         -------------
  Net other assets                          370,801               361,188
                                        --------------         -------------
  Total assets                          $ 7,064,614               656,865
                                        ==============         =============

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
 Bank overdraft                         $    -                     10,675
 Accounts payable                           165,454                84,655
 Accrued liabilities                              -                 7,800
 Due to stockholders                              -               194,500
                                        --------------         -------------
  Total current liabilities                 165,454               297,630
Stockholder loans                                 -               358,333
Due to stockholder                                -               100,000
                                        --------------         -------------
  Total liabilities                         165,454               755,963
                                        --------------         -------------

9% cumulative redeemable preference
 stock, $1.50 par value.  Authorized
 250,000 shares;  160,000 shares
 issued and outstanding in 1994                   -               256,780

Stockholders' equity (deficit):
 Preferred stock, $.001 par value in
 1995 and $.389 par value in 1994.
 Authorized 5,000,000 shares; no shares
issued in 1995 and 1,440,000 shares
issued and outstanding in 1994                    -               560,000

Common stock, $.02 par value in 1995 and
no par value in 1994.  Authorized
50,000,000 shares; issued and
outstanding 8,566,653 shares in 1995
and 1,363,500 shares in 1994                171,333               209,800

Common stock subscription receivable       (349,500)             (198,500)
Additional paid-in capital                9,316,028                  -
Accumulated deficit                      (2,238,701)             (927,178)
                                         -------------          ------------
  Net stockholders' equity (deficit)      6,899,160              (355,878)
                                        ---------------         ------------
  Total liabilities and stockholders'   $ 7,064,614               656,865
      equity                            ===============         ============

         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

              Consolidated Statements of Operations

    Three Months and Nine Months Ended September 30, 1995 and
                       September 30, 1994



                          Three  months ended            Nine months ended
                             (unaudited)                     (unaudited)
                     September 30,  September 30,   September 30,  September 30,
                        1995            1994            1995            1994
                     -------------  -------------   -------------  -------------
Sales                $    89,804          6,083         442,341          24,154
Cost of sales             55,480          1,466         252,801          14,974
  Gross profit            34,324          4,617         189,540           9,180

Expenses:
  General and
  administrative         448,152        138,566       1,006,290        306,678
  expense
  Research and
  development            238,643         69,278         532,537        156,931
  expense            ------------  --------------    -------------   ----------
Total expenses           686,795        207,844       1,538,827        463,609
                     ------------  --------------    -------------   ----------
  Operating loss        (652,471)      (203,227)     (1,349,287)      (454,429)
Interest income
  (expense)               67,549           (474)         49,153           (363)
                     -------------  ---------------  --------------   ----------
Net loss             $  (584,922)      (203,701)     (1,300,134)      (454,792)
                     =============  ===============  ==============  ===========
Net loss per
common share         $      (.10)          (.17)           (.46)          (.39)
                     =============  ===============  ==============  ===========
Weighted average
number of shares
used for net loss
per share computation   5,688,123      1,191,033       2,820,883     1,177,088

         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

              Consolidated Statements of Cash Flows

           Nine months ended September 30, 1995 and 1994

                                                       Nine months ended
                                                          (unaudited)
                                                      ------------------
                                                September 30    September 30,
                                                    1995             1994
                                                -------------   -------------
Cash flows from operating activities:
  Net loss                                      $(1,300,134)       (454,792)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                      56,984          20,071
  Common stock issued for services                    8,500          10,000
  Changes in operating assets and liabilities:
   Increase in accounts receivable                 (346,075)         (6,774)
   (Increase) decrease in prepaid expenses and      (49,497)            146
     other assets
   Decrease (increase) in inventory                 (32,862)          6,104

   Decrease in related party receivable              38,793
   Decrease in due to stockholders                 (229,419)
   Increase in accounts payable and accrued          75,794          79,066
     liabilities                                 ------------     -----------
   Net cash used in operating activities         (1,777,916)       (346,179)
                                                 ------------     -----------
Cash flows from investing activities:
  Capital expenditures                             (659,797)       (262,548)
  Acquisition of patents and technology             (58,736)       (282,024)
                                                 ------------     -----------
    Net cash used in investing activities          (718,533)       (544,572)
                                                 ------------     -----------
Cash flows from financing activities:
 Borrowings under line of credit                    134,500            -
 Payments on line of credit                        (177,295)           -
 Loans from stockholders                             41,500         180,000
 Payments on loans to stockholders                  (17,500)        (18,700)

 Proceeds from issuance of common stock           7,279,060
 Proceeds from issuance of preferred stock          604,001         554,400
 Proceeds from issuance of redeemable
   preference stock                                    -            237,600

 Payments on redeemable preference
  stock and dividends                             (268,169)            -
 Proceeds from stock subscriptions receivable      190,000             -
                                                -------------     -----------
  Net cash provided by financing activities      7,786,097          953,300
                                                -------------     -----------
Net increase (decrease) in cash                  5,289,648           62,549
Cash at beginning of year                          (10,675)             300
                                                -------------     -----------
Cash (bank overdraft) at end of year            $5,278,973           62,849
                                                =============     ===========

Supplemental Disclosures of Noncash Investing
 and Financing Activities
Dividends on redeemable preference stock        $   11,389           11,262
Common stock issued for subscription receivable    349,500          198,500
Related party receivable for issuance of
  common stock                                     158,000             -
Conversion of notes payable to common stock        485,000             -

         SPECIALIZED HEALTH PRODUCT INTERNATIONAL, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NINE MONTHS ENDED SEPTEMBER 30, 1995 (UNAUDITED), AND YEAR
                     ENDED DECEMBER 31, 1994

(1)  Financial Statements

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operation and cash flows at September 30, 1995, and for all periods presented have been made.

 It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 audited financial statements. The results of operations for the periods ended September 30, 1995 and 1994 are not necessarily indicative of the operating results for the full fiscal year.

(2)Summary of Significant Accounting Policies

   (a) Organization and Business Description

       Specialized  Health  Products, Inc.  (Specialized
       Health) was   organized  November  19,  1993,  with  a
       commercial objective to develop, manufacture, and market safe, easyto-use and cost-effective products for the health care industry. Initial development has focused on products that limit or prevent the spread of blood-borne diseases. Specialized Health's
       activities  since  inception   have principally
       consisted of obtaining financing, recruiting personnel, conducting research and development, acquiring products, and manufacturing preparation.

       Specialized Health entered into a Business Combination in July 1995 with Russco, Inc. (Russco) wherein Specialized Health became a wholly-owned subsidiary of Russco and Russco's name was changed to Specialized Health Products International, Inc. (the Company). Russco was organized in February 1986 as a public blind pool company to evaluate, structure, and complete a merger with, or acquisition of, any privately held business seeking to obtain the perceived advantages of being a publicly owned Company. At the time of the Business Combination, Russco had no significant operations and minimal capital with which to conduct its operations.

       At  the  closing  of  the Business  Combination,  (a)
       the 300,000   shares  of  Russco's  common  stock
       previously outstanding  (as  adjusted  for  a  reverse
       stock  split) remained  outstanding as common stock of
       the  Company  and (b)  Russco  issued 3,604,403 shares
       of its  common  stock for   all   of  the  issued  and
       outstanding  shares of Specialized  Health's  common stock
       and  preferred stock. The   Business  Combination  is  treated  for
       accounting purposes as a "reverse merger" wherein
       Specialized Health has been shown as the acquiring company even though Russco issued its common shares to acquire Specialized Health because the stockholders of Specialized Health received the significant majority of the outstanding common stock of the Company. Because Russco had limited operations, the Business Combination has been accounted for as a purchase transaction with the net assets of Russco (which were insignificant) being recorded at their fair value at the date of closing and operating results of Russco prior to the Business Combination not being included with the historical operating results of Specialized Health. Contemporaneously with the Business Combination, Specialized
       Health engaged in a private placement of securities wherein the purchasers acquired 4,376,250 shares of the Company's common stock, net of offering costs, for consideration of $7,519,060 as more fully discussed in note 6.
       The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary Specialized Health. All intercompany accounts and transactions have been eliminated in consolidation.

   (b) Equipment and Furnishings

       Equipment and furnishings are stated at cost and consist primarily of manufacturing molds.
       Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets with the exception of manufacturing equipment which is depreciated on the units-of-production method.

   (c) Income Taxes

       Income taxes are recorded using the asset and liability method for all periods presented. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   (d) Other Assets

       The Company has included in other assets at September 30, 1995 and December 31, 1994, the cost of purchased technology and patents, and related patent costs amounting to $449,488 and $388,752, respectively, which is being amortized using the straight-line method over seven years.
       In addition, management evaluates the recoverability of these costs on a periodic basis.

  (e)  Revenue Recognition

       Revenues are recognized upon shipment of products. All sales recorded in the year ended
       December 31, 1994 relate to products received on acquisition of technology and patents.

  (f)  Research and Development Costs

       Research  and  development  costs  are expensed  as incurred.

  (g)  Inventory

       Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out method.

(3) Stockholders' Loans

   During 1995 and 1994, certain existing stockholders made direct loans to the Company aggregating $385,000 and bearing interest at ten percent under a bridge loan agreement. Subscriptions under the bridge loan agreement were offered proportionately to stockholders
   based on the number of  shares held.   The  subscribers
   to the bridge loan agreement were issued a total of 346,500 warrants permitting them to acquire an equal number of shares of common stock at $1.11 per share on or before December 31, 1996. No value was ascribed to
   the warrants.    In  connection  with  the  Business
   Combination discussed in note 2, the 346,500 warrants were exercised through conversion of the outstanding loans.

(4)  Leases

   The  Company leases office space, equipment, and vehicles
   under  noncancelable  operating leases.   Future  minimum
   lease payments under these leases are as follows:

        Fiscal year ending December 31:
        1995               $  30,042
        1996                  94,040
        1997                  82,338
        1998                  36,000
                           ----------
                           $ 242,420
                           ==========

Rental  expense was $50,360 for the nine months  in  1995 and $52,051 in 1994.

(5) Stock Options

   On September 1, 1995, the Company adopted a nonqualified stock option plan whereby it has reserved 1,284,998 shares of its common stock for issuance to officers, directors, and employees. At the time of adoption, the Company granted options to acquire 1,151,810 shares of common stock at $2.00 per share, 1,060,000 of which vest immediately and 34,810 of which vest at various times over the next three years. The options expire five years from date of grant.

   During 1994 the Board of Directors of Specialized Health approved a nonqualified stock option plan for its officers, directors, and employees and reserved 396,000 shares of common stock for issuance upon the exercise of options granted under this plan. The exercise price of the options is equivalent to the estimated fair market value of the stock as determined by the Board of Directors at the date of grant. The number of shares, terms, and exercise period are determined by the Board of Directors on an option-by-option basis. During 1994, options to acquire 396,000 common shares were granted at a price range of $.39 to $1.11 per share. No options were exercised or lapsed during 1994. On September 1, 1995, options to acquire 288,000 shares were exercised from which the Company received $209,500 in a common stock subscription receivable. The remaining 108,000 shares will become exercisable over the next eighteen months and have an option price of .39 per share.

(6) Preferred Stock and Common

   The Company has authorized 50,000,000 shares of common stock with $.02 par value and 5,000,000 shares of preferred stock with a par value of $.001 per share.

   In  connection with the Business Combination discussed in
   note 2, Specialized Health completed a 9 for 1 forward stock split of both its common and preferred stock. The number of common and preferred shares and per share amounts presented in the accompanying financial statements have been restated for the effect of this split.

   Specialized Health and the Company engaged in a private placement of securities in July 1995 wherein 860.25 units were sold for $10,000 per unit for total consideration, net of expenses of $7,519,060. This consideration was comprised of $7,279,260 of cash and $100,000 of debt converted to common stock and common stock subscription receivable of $140,000. The private placement was completed contemporaneously with the Business Combination. Each unit consisted of 5,000 shares of the Company's $.02 par value common stock and Series A warrants to purchase an aggregate of 2,580,750 shares of the Company's common stock at a price of $3.00 per share, exercisable for a period of two years from the date of effectiveness of a registration statement covering the issuance of the shares of common stock underlying the Series A warrants.

   For services provided in connection with the private placement of securities, the underwriter received a commission of $860,251 in cash, 75,000 shares of common stock, Series A warrants to purchase 530,125 shares of common stock for $3.00 per share, and Series B warrants to purchase 1,290,375 shares of common stock for $2.00 per share. The warrants expire on the earlier of (a) two years from the effective date of a registration statement under the Securities Act covering the issuance of the shares of common stock underlying such warrants or (b) the date specified in a notice of redemption from the Company in the event that the closing price of the common stock for any ten consecutive trading days preceding such notice exceeds $6.00 per share and subject to the availability of a current prospectus covering the underlying shares. The Company may redeem all or a portion of the warrants, in each case at $.001 per warrant upon at least 20 days prior written notice to the warrant holders. The warrants may only be redeemed if a current prospectus is available with respect to the issuance of shares of common stock upon the exercise thereof.

   Each preferred and common share of Specialized Health was converted into one common share of the Company in connection with the Business Combination.

   The Company has granted to certain officers and directors the right to receive up to an aggregate of 2,000,000 shares of common stock based upon the level of pre-tax consolidated net income (PTNI) for 1996, 1997 or 1998. If PTNI equals or exceeds $1,500,000, $5,000,000 or $8,000,000 in any of these years, these individuals will receive an aggregate of 350,000, 1,100,000 or 2,000,000 common shares, respectively less shares previously received but no more than an aggregate of 2,000,000.

   The Company expects that the issuance of such shares will be deemed to be the payment of compensation to the recipients and will result in a change to the earnings of the Company in the year or years the shares are earned, in an amount equal to the fair market value of the shares. This charge to earning could have a substantial negative impact on the earnings of the Company in the year or years in which the compensation expense is recognized.

   The effect of the charge to earnings associated with the issuance of the shares could place the Company in a net loss position for the relevant year, even though the
   PTNI  was  at  a  level  requiring the  issuance  of  the
   shares. Because the shares are issuable based on the results of a single year, the PTNI in a particular year could require the issuance of shares even though the cumulative PTNI for the three years 1996, 1997 and 1998, or any combination of those years, could reflect a lower amount of PTNI that would not require the Company to issue such shares or even a loss at the PTNI line.

(7)  Preference Stock

   Specialized Health had authorized 250,000 shares of redeemable preference stock with a par value of $1.50 per share, of which 160,000 shares were issued and outstanding at December 31, 1994. Each redeemable preference share was entitled to a cumulative annual dividend of nine percent of the par value from the date of original issue. Dividends were payable when and as declared by the Board of Directors. The preference stock and related dividends were paid in cash at the time of the Business Combination.

(8) Income Taxes

   There was no income tax expense in 1995 and 1994, due to net operating losses. The difference between the expected tax benefit and the actual tax benefit is primarily attributable to the effect of start-up costs and net operating losses being offset by an increase in the Company's valuation allowance. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1995 and December 31, 1994, are presented below:

                                                          1995    1994
      Deferred tax assets:
      Organization costs                                $ 4,300   5,138
      Start-up costs                                        780   1,030
      Net operating loss carryforwards                    735,0   275,8
                                                             00      43
      Accrued compensation                                9,500   57,62
                                                                      9
      Total gross deferred tax assets                     749,5   339,6
                                                             80      40
      Less valuation allowance                            (748,   (339,
                                                           580)    579)
      Net deferred tax assets                             1,000      61

       Deferred tax liability - equipment,
        principally due to differences in                 1,000      61
        depreciation
      Total gross deferred tax liability                  1,000      61
      Net deferred tax liability                        $     -       -

   The net change in the total valuation allowance for the nine months ended September 30, 1995 and year ended
   December 31, 1994, was an increase of $409,001 and $338,292, respectively. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets will be recognized as an income tax benefit to be reported in the statement of operations.

   At September 30, 1995, the Company had total tax net operating losses of approximately $1,934,000, which can be carried forward to reduce federal income taxes. If not utilized, the tax loss carryforwards expire beginning in 2009.

   Under the rules of the Tax Reform Act of 1986, the Company has undergone a greater than 50 percent change of ownership. Consequently, a certain amount of the Company's net operating loss carryforward available to offset future taxable income in any one year may be limited. The maximum amount of carryforward available in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years.

(9) Commitments and Contingencies

   The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that such matters will not have a material impact on the Company's financial position or results of operations.

(10)   Related Party Receivable and Due to Stockholders

   Related party receivable at September 30, 1995 represent advances to certain related parties.

   Amounts due to stockholders in 1994 consisted of unpaid consulting expenses of $154,500 and a $40,000 note payable. The note payable was replaced subsequent to year-end with a line of credit from a commercial bank in the amount of $100,000 due November 1995 bearing interest at prime plus two percent. Long-term amounts due to a stockholder related to the acquisition of purchased technology, and are noninterest bearing. These amounts were repaid in 1995.

(11)   Accounting Standard Issued Not Yet Adopted

   In December of 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107, disclosures about fair value of financial instruments. The Company is required to adopt the provisions of this statement for the years ended December 31, 1995. This statement requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. If estimating fair value is not practicable, this statement requires disclosure of descriptive information pertinent to estimating the value of the financial instrument. The impact of statement 107 is not expected to have a material affect on the Company.

Item  2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto. Wherever in this discussion the term "Company" is used, it should be understood to refer to the Company and SHP, on a consolidated basis, except where the context clearly indicates to the contrary. Prior to the business combination wherein the Company acquired SHP (See notes 2(a) and 6 to the consolidated financial statements) the Company had no operations.

Financial Position

   The Registrant had $5,289,648 (including
bank  overdraft, cash and cash equivalents) in  cash  as  of
September 30, 1995. This represented an increase of $5,278,973 over the fiscal year end December 31, 1994. Working capital as of September 30, 1995 also increased to $5,730,653 as compared to ($287,723) for the fiscal year ended December 31, 1994. These increases were largely due to the to the raising of proceeds in connection with the business combination, net of offering costs, of $7,279,060 from the sale of equity securities (See notes 2(a) and 6 to the consolidated financial statements).

Results of Operations

   The Registrant had revenues of $89,804 and $442,341 for the three months and nine month periods ending September 30, 1995, respectively, compared to revenues of $6,083 and $24,154 for the prior comparable periods. These revenues were derived largely from the sale of sharps containers that were produced on a limited basis during 1994. Commercial manufacture and sale of additional sizes and versions of the Registrant's sharps containers occurred at various times during 1995 and is continuing to occur.

   Research and development expenses were
$238,643 and $532,537 for the three months and nine month periods ending September 30, 1995, respectively, compared to expenses of $69,278 and $156,931 for the prior comparable periods. The Registrant's efforts during the three and nine month periods ending September 30, 1995 were focused on refining the design and producing molds for its sharps container products, and upon the design and development of its Safetylance (TM), Extresafe (TM) medical needle technology, intravenous flow gauge system, and blood collection system.

   General and administrative expenses were
$448,152 and $1,006,290 for the three months and nine month periods ending September 30, 1995, respectively, compared to expenses of $138,566 and $306,678 for the prior comparable periods. The increase in costs resulted primarily from the hiring of additional product development, sales and marketing personnel to support sales and commercialization of the Registrant's products.

   Interest income was $67,549 and $49,153 for the three months and nine month periods ending September 30, 1995, respectively, compared to net interest expense of $474 and $363 for the prior comparable periods. The interest income for the three and nine months ended September 30, 1995, relates largely to the interest earned on the proceeds received from the sale of equity securities (See notes 2(a) and 6 to the consolidated financial statements).

Liquidity and Capital Resources

   During the nine months ended September 30, 1995, the Registrant generated $7,786,097 in cash from financing activities (See notes 2(a) and 6 to the consolidated financial statements). The Registrant's working capital and other capital requirements will vary based upon a number of factors, including the cost to complete development and bring the SafetylanceO, ExtresafeO medical needle technology, intravenous flow gauge system, blood collection system and other products to commercial viability, and the level of sales and marketing for the sharps containers. Management believes the Registrant's current working capital is sufficient to support the Registrant's current overhead structure and planned capital expenditures for the next twelve months. The Registrant's business plans may change or unforeseen events may occur, however, which require that the Registrant to raise additional funds.

                 PART II _ OTHER INFORMATION

Item 1.  Legal Proceedings.

   During 1994, a wholly owned subsidiary of the Registrant, Specialized Health Products, Inc. ("SHP"), entered into various agreements with Mold Threads, Inc., a Connecticut corporation ("MT"), whereby MT agreed construct various molds and manufacture sharps containers for SHP. SHP alleges that MT did not complete its obligations in a timely or satisfactory manner. When SHP attempted to move the mold work and production to another mold maker/manufacturer MT refused to release SHP's molds. In January 1995, SHP filed suit in the United States District Court for the District of Utah against MT alleging breach of contract, conversion, and intentional interference with business relations.
Thereafter, MT agreed to released SHP's molds. The time for MT to answer SHP's complaint has not run. SHP anticipates that MT will counterclaim in the amount of $22,328, exclusive of attorney's fees and costs, for funds it alleges are owed on a purchase order. SHP believes that MT waived its right to assert any additional counterclaims. The litigation is in the early stages, is subject to all of the risks and uncertainties of litigation and the outcome cannot presently be predicted. Specifically, there is no assurance that SHP will be successful in this lawsuit or that the lawsuit will be resolved on acceptable terms, and SHP may incur significant costs in asserting its claims.

   The Registrant is not engaged in any other legal proceedings.

Item 2.  Changes in Securities.

   (a)   In  conjunction with the Business
Combination  (See  notes  2(a) and  6  to  the  consolidated financial statements), a Restatement to the Registrant's Certificate of Incorporation (which became effective on July 28, 1995), was filed which (1) changed the Registrant's name from Russco, Inc., to its current name, Specialized Health Products International, Inc.; (2) provided that the Registrant's Board of Directors be divided into three classes, with one class of directors to be elected each year beginning with the 1996 annual meeting of shareholders; (3) provided that a two-thirds vote of the shares outstanding shall be necessary to amend the Certificate of Incorporation or Bylaws of the Registrant relating to the organization and operation of the Board of Directors of the Registrant; (4) provided that action may only be taken by shareholders at an annual or special meeting of the Registrant, that special meetings of the shareholders may only be called by the Board of Directors, the Chairman of the Board, the Chief Executive Officer or the President of the Registrant and that action shall not be taken by shareholder consent; and (5) provided for the indemnification and limitation of liability of the officers and directors of the Registrant to the fullest extent permitted by Delaware law.

   (b)   The  Registrant  adopted  a  non
qualified stock option plan wherein the Registrant is authorized to grant options ("Plan Options") to purchase up to 1,284,998 shares of common stock of the Registrant. Pursuant to said stock option plan, on September 1, 1995, the Registrant granted Plan Options to purchase 1,151,810 shares of common stock at $2.00 per share, which Plan Options are immediately exercisable.

   In   conjunction  with  the   Business
Combination, all outstanding options of SHP became outstanding options of the Registrant ("Pre-Plan Options"). As of September 30, 1995, the Registrant has Pre-Plan Options outstanding which entitled the holders thereof to purchase 108,000 shares of the Registrant's common stock. During the third quarter Pre-Plan Options were exercised to acquire 288,000 shares of the Registrant.

   As part of the private placement, which
was completed on August 18, 1995, the Registrant issued Series A Warrants to purchase 3,110,875 shares of the Registrant's common stock and Series B Warrants to purchase 1,290,375 shares of the Registrant's common stock. The Series A Warrants are immediately exercisable for shares of the Registrant at a price of $3.00 per share, and expire on the earlier of (a) two years from the date of effectiveness of a registration statement under the Securities Act of 1933 covering the issuance of the shares underlying such Warrants upon issuance by the Registrant or for resale of such shares by the holder, which period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Securities Act of 1933 is not available, or (b) the date specified in a notice of redemption from the Registrant (subject to the prior right of the holder to exercise the Series A Warrants for a least 20 days following the date of such notice) in the event that the closing price of the shares for any ten consecutive trading days preceding such notice exceeds $6.00 per share and subject to the availability of a current prospectus covering the underlying shares. The Series B Warrants have the same terms as the Series A warrants, except the Series B Warrants are exercisable at $2.00 per share.

Item 3.  Defaults Upon Senior Securities.

                    None.

Item 4.  Submission of Matters to Vote of Securityholders.

           At a special meeting of stockholders of the Registrant held on July 25, 1995, the Stockholders of the Registrant approved:

      (a) A 1 for 4.875 reverse stock split of all outstanding shares of the Registrant's Common Stock, resulting in a decrease in the number of outstanding shares of Common Stock of the Registrant from 1,787,500 to 300,000 shares, effective July 26, 1995.

      (b) A Restatement to the Registrant's Certificate of Incorporation (which became effective on July 28, 1995), to
(1) change its corporate name from Russco, Inc., to its current name, Specialized Health Products International, Inc.; (2) provide for a board of directors that is divided into three classes, with one class of directors to be elected each year beginning with the 1996 annual meeting of shareholders; (3) provide that a two-thirds vote of the shares outstanding shall be necessary to amend the Certificate of Incorporation or Bylaws of the Registrant relating to the organization and operation of the board of directors of the Registrant; (4) provide that action may only be taken by shareholders at an annual or special meeting of the Registrant, that special meetings of the shareholders may only be called by the Board of Directors, the Chairman of the Board, the Chief Executive Officer or the President of the Registrant and that action shall not be taken by shareholder consent; and (5) provide for the indemnification and limitation of liability of the officers and directors of the Registrant to the fullest extent permitted by Delaware law.

      (c) The private placement and Business Combination (See notes 2(a) and 6 to the consolidated financial statements), pursuant to which the Registrant issued the following securities: (1) 3,602,403 shares of Common Stock to the historical shareholders of SHP, (2) 4,301,250 shares of Common Stock to certain purchasers of securities in the private placement, a portion of which closed simultaneously with the Business Combination (the "Private Placement Investors"), (3) 75,000 shares of Common Stock to U.S. Sachem Financial Consultants, L.P. ("Sachem") for services rendered, (4) options and warrants to acquire 441,000 shares of Common Stock, in exchange for similar outstanding securities of SHP, (5) Series A Warrants to purchase 3,110,875 shares of Common Stock and (6) Series B Warrants to purchase up to 1,290,375 shares of Common Stock.

     (d)  The election of the following nominees to serve as
the   directors   of  the  Registrant  subsequent   to   the
Acquisition for the terms indicated:

                  Name              Term Expires
             David A. Robinson          1996
             Bradley C. Robinson        1996
             John T. Clarke             1997
             Gail H. Thorne             1997
             Gary W. Farnes             1998
             Robert R. Walker           1998


Item 5.  Other Information.

   Changes   in  Registrant's  Certifying Accountant.

   On  November  10, 1995 the Registrant's
Board of Directors elected to retain KPMG Peat Marwick, LLP ("KPMG") as its independent auditor. Heretofore Nielson, Grimmett & Company ("NGC") had acted as the Registrant's independent auditor. The decision to change auditors was recommended by the Registrant's Board of Directors, in part, because KPMG had acted as SHP's auditor prior to the Business Combination.

   The  reports  of NGC on  the  financial
statements of the Registrant for each of the two fiscal years in the period ended December 31, 1994, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

   During the Registrant's two most recent
fiscal years and all subsequent interim periods preceding such change in auditors, there were no disagreements with NGC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements(s), if not resolved to the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreements(s) in connection with its report; nor has NGC ever presented a written report, or otherwise communicated in writing to the Registrant or its Board of Directors the existence of any "disagreement" or "reportable event" within the meaning of Item 304 of Regulation S-K.

   The  Registrant has authorized  NGC  to
respond fully to the inquiries of the Registrant's successor accountant and has requested that NGC provide the Registrant with a letter addressed to the SEC, as required by Item 304(a)(3) of Regulations S-K, so that the Registrant can file such letter with the SEC with this report within ten business days after the filing of this report.

Item 6.  Exhibits and Reports on Form 8-K.

   (a)
                      INDEX TO EXHIBITS

 EXHIBIT                  DESCRIPTION OF EXHIBIT
   NO.

    2 Agreement and Plan of Merger dated as of June 23, 1995, among the Registrant, Russco Resources, Inc. , a
          certain   shareholder  of   the   Registrant   and
          Specialized  Health Products, Inc., filed  as  Exhibit
          2.1 to the Registrant's July 28, 1995 report on Form 8K, and incorporated herein by reference.

    3     Amendment   to   Certificate   of   Incorporation   of
          Registrant filed as Exhibit 3(i).1 to the Registrant's
          July 28, 1995 report on Form 8-K, and incorporation herein by reference.

   10     Specialized Health Products International, Inc.  Stock
           Option Plan , dated as of September 1, 1995.

   27     Financial   Data  Schedule  for  the   period   ending
          September 30, 1995.

                     (b)  Reports on Form 8-K:

          1. In a report filed on Form 8-K, dated July 28, 1995, the Registrant reported on the Registrant's acquisition of SHP, the change in control of the Registrant, the special meeting of the Registrant's shareholder, the resignation of the Registrant's sole director, election of new directors and pro forma financial information.

          2.   In a report filed on Form 8-K, dated August 18, 1995,
the   Registrant   reported  on  the   completion   of   the
Registrant's private placement and the change in control of the Registrant.

          3. In a report filed on Form 8-K/A (Amendment Number 1), dated August 18, 1995, the Registrant corrected certain typographical errors contained in the prior Form 8-K.

          4. In a report filed on Form 8-K/A (Amendment Number 2), dated August 18, 1995, the Registrant reported on new pro forma financial information to reflect the Registrant's business acquisition and private placement.

          5.   In a report filed on Form 8-K, dated September, 1,
1995,   the   Registrant  reported  on   adoption   of   the
Registrant's non-qualified stock option plan.

          6. In a report filed on Form 8-K/A (Amendment Number 1), dated September, 1, 1995, the Registrant provided unaudited historical financial statements, dated August 31, 1995 and December 31, 1995, to reflect the acquisition of SHP by the Registrant and corrected certain information relating to the beneficial ownership of the Registrant.

                    SIGNATURES

   Pursuant to the requirements of the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 SPECIALIZED HEALTH PRODUCTS
                                 INTERNATIONAL, INC.:



Date: November 13, 1995          By  /s/ David A. Robinson
                                 -------------------------------
                                   David A. Robinson President,
                                   Chief Executive Officer,
                                   Director


Date: November 13, 1995          By  /s/ J. Clark Robinson
                                 -------------------------------
                                   J. Clark Robinson
                                   Chief Financial Officer,
                                   Director