Form 10-Q
period 1996-03-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 1996-06-21
CIK 790228

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                     ______________________

      Quarterly Report Pursuant Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

            For Quarterly Period Ended March 31, 1996

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

                      [X]   Yes     ___ No

   Indicate   the  number of shares outstanding of  each  of  the
issuer's classes of common stock, as of the latest practicable date.

             Class                Outstanding as of May 14, 1996
 Common Stock, $.02 par value               8,589,153

                 PART I _ FINANCIAL INFORMATION

Item 1.  Financial Statements.

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.,
                   Consolidated Balance Sheets
                                    March 31,      December 31,
Assets                                 1996            1995

Current assets:
 Cash and cash equivalents      $     3,551,243       4,251,584
 Accounts receivable                     12,717         350,718
 Related party receivable               107,418         122,850
 Finished goods inventory                19,187          16,322
 Prepaid expenses and other             115,071          34,017
                                ----------------------------------
  Total current assets                3,805,636       4,775,491
                                ----------------------------------
Property, plant, and equipment,       1,057,835         820,245
   at cost
 Less accumulated depreciation           14,201           8,196
   and amortization             ----------------------------------

  Net property, plant, and            1,043,634         812,049
   equipment
Other assets, at cost                   456,146         453,502
 Less accumulated amortization          106,911          90,314
                                ----------------------------------
  Net other assets                      349,235         363,188

  Total assets                  $     5,198,505       5,950,728
                                ==================================


Liabilities and Stockholders'
Equity (Deficit)
Current liabilities:
 Accounts payable                        87,665          134,449
 Accrued expenses                       402,245          446,474
                                -----------------------------------
  Total current liabilities             489,910          580,923
                                -----------------------------------
Stockholders' equity:
Preferred stock, $.001 par value
  in 1995 and $.389 par value in
  1994.  Authorized 5,000,000                   -                -
  shares; no shares issued in
  1995 and 1,440,000 shares
  issued and outstanding in 1994
  Common stock, $.02 par value in
  1995 and no par value in 1994.
Authorized 50,000,000 shares;           171,333          171,333
  issued and outstanding
  8,566,653 shares in 1995 and
  1,363,500 shares in 1994
Common stock subscription              (209,200)        (259,500)
  receivable
Additional paid-in capital             9,316,028        9,316,028
Accumulated deficit                  (4,569,566)      (3,858,056)
                                  ------------------------------------
  Net stockholders' equity            4,708,595        5,369,805
                                  ------------------------------------
  Total liabilities and         $     5,198,505        5,950,728
    stockholders' equity        ======================================


         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

              Consolidated Statements of Operations

                                            Three Months Ended
                                          March 31,      March 31,
                                            1996            1995
                                    --------------------------------
Sales                               $      16,621          82,612
Cost of sales                              19,756          36,848
                                    --------------------------------
  Gross profit (loss)                     (3,135)          45,764

Expenses:
 General and administrative               463,749         308,261
   expense
 Research and development expense         319,883         101,079
                                    --------------------------------
  Total expenses                          783,632         409,340

  Operating loss                        (786,767)       (363,576)

Interest income (expense)                  50,257         (9,026)
Other Income                               25,000               -

  Net loss                          $   (711,510)       (372,602)
                                    =================================
Net loss per common share           $       (.08)           (.27)

Weighted average number of shares
used for net loss per share             8,566,653       1,363,500
computation


         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

              Consolidated Statements of Cash Flows


                                          Three months ended
                                         March 31,     March 31,
                                           1996          1995
Cash flows from operating activities:
 Net loss                             $   (711,510)     (372,602)
 Adjustments to reconcile net loss to
net cash used in operating
activities:
  Depreciation and amortization              22,602        16,495
  Common stock issued for services                -         5,000
  Changes in operating assets and
     liabilities:
   Decrease (increase) in accounts          338,001      (74,822)
      receivable
   Increase in prepaid expenses and        (81,054)      (16,892)
      other assets
   Increase in inventory                    (2,865)      (23,010)
   Decrease in related party                 15,432
      receivable
   Decrease in accounts payable and        (91,013)         (649)
      accrued liabilities             -------------------------------
    Net cash used in operating            (510,407)     (466,480)
      activities                      -------------------------------
Cash flows from investing activities:
 Capital expenditures                     (237,590)     (112,952)
 Acquisition of patents and                 (2,644)      (25,654)
   technology                         -------------------------------
    Net cash used in investing            (240,234)     (138,606)
       activities                     -------------------------------
Cash flows from financing activities:
 Payments on line of credit                       -      (40,000)
 Loans from stockholders                          -        49,000
 Proceeds from issuance of common                 -       190,000
    stock
 Proceeds from issuance of preferred              -       604,001
    stock
 Proceeds from stock subscriptions           50,300             -
    receivable                        -------------------------------
 Payments on bank overdraft                       -      (10,675)
                                      -------------------------------
  Net cash provided by financing             50,300       792,326
    activities                        -------------------------------
Net increase (decrease) in cash           (700,341)       187,240
Cash at beginning of period               4,251,584      (10,675)
                                      -------------------------------
Cash at end of period                 $   3,551,243       187,240
                                      ===============================
Supplemental Disclosures of Noncash
  Investing and Financing
  Activities:
Dividends on redeemable preference    $           -         5,400
  stock

         SPECIALIZED HEALTH PRODUCT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Financial Statements

  The accompanying financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operation and cash flows at March 31, 1996, and for all periods presented have been made.

  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full fiscal year. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its 1995 Form 10-K.



Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

  The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Wherever in this discussion the term "Company" is used, it should be understood to refer to the Company and Specialized Health Products, Inc. (a wholly owned subsidiary), on a consolidated basis, except where the context clearly indicates to the contrary

Overview

  From its inception, the Company has incurred losses from operations. As of March 31, 1996, the Company had cumulative net losses totaling $4,569,566. During the three months ended March 31, 1996, the Company's principal focus has been the design, development, testing, and evaluation of its Safety Cradler sharps containers, SafetyStrip(tm) lancet, ExtreSafe(tm) medical needle technology, intravenous flow gauge system, blood collection device, and other products, and the improvement of its molds and production processes relating to its Safety Cradle(R) sharps containers.

Financial Position

     The Company had $3,551,243 (cash and cash equivalents) in cash as of March 31, 1996. This represented a decrease of $700,341 over the fiscal year end December 31, 1995. Working capital as of March 31, 1996 also decreased to $3,315,726 as compared to $4,194,568 for the fiscal year ended December 31, 1995. These decreases were largely due to the to the Company's $711,510 net loss for the three months ended March 31, 1996 and $237,590 in capital expenditures during the three months ended March 31, 1996.

Results of Operations

  During the three months ended March 31, 1996 the Company had sales of $16,621 compared with sales of $82,612 during the three months ended March 31, 1995. All of said sales relate to the Company's sharps container products which is the only product the Company is currently selling. Sales during the three months ended March 31, 1996 were hampered due to improvements that were being made to the molds used to produce the Company's sharps container products which improvements have been completed.

  The Company's trade accounts receivable were $12,717 at March 31, 1996, compared with $350,718 at December 31, 1995. Of the $350,718 amount, $348,266 was owed to the Company by a single distributor of the Company's sharps container products. The $348,266 was collected in full from the distributor on March 15, 1996.

  Research and development expenses were $319,883 for the three months ended March 31, 1996, compared with $101,079 for the three months ended March 31, 1995. The Company's efforts in the three months ended March 31, 1996, were focused on refining the design and molds for its Safety Cradle(R) sharps container products, and upon the design and development of its SafetyStrip(TM) and ExtreSafe(TM) medical needle technology, intravenous flow gauge system, and blood collection device. The Company's efforts in the three months ended March 31, 1995, were focused on refining the design and producing molds for its Safety Cradle(R) sharps container products.

  General and administrative expenses were $463,749 for the three months ended March 31, 1996, compared to $308,261 for the three months ended March 31, 1995. The increased costs resulted largely from the increases in expenditures in two principle areas. First, salaries and benefits increased from $84,454 for the three months ended March 31, 1995 to $165,672 for the three months ended March 31, 1996. The increase resulted primarily from the hiring of additional product development, sales and marketing personnel to support sales and commercialization of the Company's products as well as pay increases granted to certain of the Company's employees, including executive officers. Next, legal, accounting, financial advisory and other professional and consulting fees increased from $47,452 for the three months ended March 31, 1995 to $92,982 for the three months ended March 31, 1996. The increase in costs was primarily from accounting and legal expenses associated with the filing of an amended Form S-1 registration statement and Form 10-K, the hiring and payment of the Company's exclusive financial advisor, and expenses associated with litigation.

  Net interest income was $50,257 for the three months ended March 31, 1996 compared with net other expense of $9,026 for the three months ended March 31, 1995. The other income for the three months ended March 31, 1996 is comprised primarily of interest earned on cash and cash equivalents. The other expense relates primarily to the accrued interest on certain notes payable and the interest on the Company's line of credit.

Liquidity and Capital Resources

  The Company's need for funds has increased from period to period as it has increased its research and development activities, expanded staff, and commenced the purchase and construction of molds and production equipment. To date the Company has financed its operations principally through borrowings and private placements of equity securities and debt. Through March 31, 1995, the Company had received net cash from financing activities approximately $9,100,000 through financing activities.

  The Company's working capital and other capital requirements during the next year or more will vary based upon a number of factors, including the cost to complete development and bring the SafetyStrip(TM) and ExtreSafe(TM) medical needle technology, intravenous flow gauge system, phlebotomy device and other products to commercial viability, the cost and effort needed to complete production of the Sharp-Trap(R) molds, the level of sales and marketing for the Safety Cradle(R) sharps containers, and the resources that will be expended in SHP's lawsuit against Mold Threads, Inc. At March 31, 1996, the Company had committed to spend $103,805 during fiscal 1996 on projects relating to the development and manufacture of its products. At said date, the Company had also prepaid $115,071 in expenses which primarily relate to prepaid financial advisory fees. The Company believes that the funds described above and funds generated from the sale of its Safety Cradler sharps container products, will be sufficient to support the Company's operations and planned capital expenditures at least through fiscal 1996. The Company's failure either to produce or sell sufficient quantities of Safety Cradler sharps container products could materially and adversely affect the Company's cash flows. In addition, the Company's business plans may change or unforeseen events may occur which require the Company to raise additional funds.

Future Results

      This document contains both historical facts and forward-looking statements. Any forward-looking statements involves risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. Furthermore, manufacturing delays may result from additional mold redesigns or delays may result from the failure to timely obtain FDA approval to sell future products. As a result, the Company's actual future operations could differ significantly from those discussed in the forward-looking statements.

                   PART II _ OTHER INFORMATION

Item 1.  Legal Proceedings.

     During 1994, SHP entered into various agreements with Mold Threads, Inc., a Connecticut corporation ("MT"), whereby MT would construct various molds and manufacture sharps containers for SHP. SHP alleges that MT did not complete its obligations in a timely or satisfactory manner. When SHP attempted to move the mold work and production to another mold maker/manufacturer MT refused to release SHP's molds. In January 1995, SHP filed suit in the United States District Court for the District of Utah against MT alleging breach of contract, conversion, and intentional interference with business relations. Thereafter, MT agreed to release SHP's molds. In January 1996, MT counterclaimed in the amount of $22,328, exclusive of attorney's fees and costs, for funds it alleges are owed on a purchase order. SHP believes that MT waived its right to assert any additional counterclaims. The litigation is in the early stages, is subject to all of the risks and uncertainties of litigation and the outcome cannot presently be predicted. Specifically, there is no assurance that SHP will be successful in this lawsuit or that the lawsuit will be resolved on acceptable terms, and SHP may incur significant costs in asserting its claims.

     The Registrant is not involved in any other legal proceedings.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to Vote of Securityholders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)
                        INDEX TO EXHIBITS

 EXHIBIT                   DESCRIPTION OF EXHIBIT
   NO.
3(i).1      Restated Certificate of Incorporation of the
            Company. (Incorporated by reference
            to Exhibit 3(i).1 of the Company's Current Report on
            Form 8-K,
            dated July 28, 1995.)
3(i).2      Articles of Incorporation of Specialized Health
            Products, Inc. ("SHP")
3(i).3      Articles of Amendment of SHP
3(ii).1     Bylaws of the Company
3(ii).2     Bylaws of SHP
10.1        Agreement and Plan of Reorganization dated as of
            June 23, 1995,
            among the Company, Russco Resources, Inc., Scott R.
            Jensen
            and Specialized Health Products, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on
            Form 8-K,
            dated July 28, 1995.)
10.2        Placement Agreement between the Company, SHP and
            U.S. Sachem Financial Consultants, L.P., dated June
            23, 1995
10.3        Form of Employment Agreement with Executive Officers
10.4        Form of Indemnity Agreement with Executive Officers
            and Directors
10.5        Form of Confidentiality Agreement
10.6        Joint Venture Agreement between SHP and Zerbec,
            Inc., dated as of October 30, 1995
27.1        Financial Data Schedule

     (b)  Reports on Form 8-K:

       In   a   report  filed  on  Form  8-K,  dated   March   5,
1996,  to  report the resignation of two members of the Company's
Board  of  Directors.   Said resignation  were  due  to  personal
reasons and Item 6 disclosure was not required.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 SPECIALIZED HEALTH PRODUCTS
                                 INTERNATIONAL, INC.:



Date: May 13, 1996               By      /s/ David A. Robinson
                                 -----------------------------
                                   David A. Robinson
                                   President, Chief Executive
                                   Officer, Director




Date: May 13, 1996               By       /s/ J. Clark Robinson
                                 ---------------------------------
                                   J. Clark Robinson
                                   Chief Financial Officer,
                                   Director