Form 10-K
period 1995-12-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 1996-06-25
CIK 790228

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                     ______________________

                            FORM 10-K

                     Annual Report Pursuant
                  to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
                         (FEE REQUIRED)

                    For the fiscal year ended
                        December 31, 1995

                     Commission file number
                             0-26694

         Specialized Health Products International, Inc.
     (Exact name of registrant as specified in its charter)


           Delaware                                 87-0431035
(State or other jurisdiction of         (IRS employer identification no.)
        incorporation)


    655 East Medical Drive,                      (801) 578-3580
     Bountiful, Utah 84010
(Address of principal executive          (Registrant's telephone number,
           offices)                            including area code)

       Securities registered pursuant to Section 12(g) of the Act:

      Title of each class         Name of each exchange on which registered
      -------------------         -----------------------------------------
 Common Stock, $.02 Par Value                        None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [x]  Yes [ ]  No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge,in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

  The aggregate market value of voting stock held by non-affiliates of the registrant at March 26, 1996, was $78,023,231. On that date, there were 8,566,653 outstanding shares of the registrant's common stock.

              Documents Incorporated by Reference:

  Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Specialized Health Products International, Inc.


               TABLE OF CONTENTS TO ANNUAL REPORT
                          ON FORM 10-K
                  YEAR ENDED DECEMBER 31, 1995


                             PART I
Item 1.                                                 Business. 3
Item 2.                                              Properties. 15
Item 3.                                       Legal Proceedings. 15
Item 4.      Submission of Matters to a Vote of Security Holders 15

                             PART II
Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.                                15
Item 6.      Selected Financial Data.                            17
Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                19
Item 8.      Financial Statements and Supplementary Data         21
Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.                21

                            PART III
Item 10.     Directors and Executive Officers of Registrant.     22
Item 11.     Executive Compensation.                             24
Item 12.     Security Ownership of  Certain Beneficial Owners
             and Management.                                     24
Item 13.     Certain Relationships and Related Transactions.     24

                             PART IV
Item 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K.                                24

                             PART I

Item 1.  Business.

General

  The Company primarily develops health care products that limit or prevent the risk of accidental needle sticks which may cause the spread of blood-borne diseases such as HIV and hepatitis B, and secondarily develops other products for use in the health care industry.

  The Company has created a portfolio of proprietary health care products that are in various stages of production, pre-production, development and research. The Company's products include those being currently commercialized, those utilizing the ExtreSafe(TM) medical needle technology and those relating to certain filmless digitized imaging technology.
In December 1994, the Company introduced the first in its line of newly developed containers for the disposal of contaminated "sharps" (i.e.,needles, syringes, blood collection systems, intravenous catheters, surgical blades, lancets, etc.). Additional sizes and versions of its Safety Cradle(R) sharps containers were released in the third and forth quarters of 1995. The Company is developing a safety lancet (the "SafetyStrip(TM)"), a small hand-held device for penetrating the skin to obtain blood for analysis.
Commercial production of the SafetyStrip(TM) is anticipated to commence in 1996.

  The Company is also developing a line of products using the Company's ExtreSafe(TM) medical needle technology (the"ExtreSafe(TM) Products"), which incorporates a system to allow a contaminated needle to be automatically retracted directly from a patient and immediately encapsulated without exposure to the health care worker. Products under development that incorporate the ExtreSafe(TM) medical needle technology include the ExtreSafe(TM) blood draw system, ExtreSafe(TM) catheter and ExtreSafe(TM) syringe. The Company expects to introduce additional products using this technology. Prototypes of the first product using the ExtreSafe(TM) medical needle technology were completed in April 1995 and commercial production is anticipated to commence in December 1996, provided the necessary FDA approvals are obtained, of which there is no assurance. Prototypes of the ExtreSafe(TM) catheter and ExtreSafe(TM) syringe were completed in the second half of 1995. The Company's concepts for a safety intravenous flow gauge and blood collection needle are in the research stage.

  The Company has also entered into a joint venture to design and produce an improved filmless digitized imaging technology, to be used in the medical field (the "Imaging Products") which is in the research stage.


Company Background and 1995 Reorganization

  The Company was incorporated in 1986 as Santian Ventures, Inc., a Utah corporation. Santian Ventures, Inc. was organized to engage in the business of acquiring assets and properties of any kind without regard to any specific type of business or industry. In 1989 the Company changed its name to Ware/Hadley Ventures, Inc. Subsequently, the Company's corporate domicile was changed to the State of Delaware, and its name was changed to Russco, Inc., effective December 20, 1990, by merger into a newly created Delaware corporation. The Company had no operations until July 28, 1995. On that date and pursuant to the terms of a Placement Agreement, the terms of which were proposed by Capital Growth International ("Capital Growth") the Company acquired Specialized Health Products, Inc. ("SHP"), a Utah corporation (the "Acquisition"), through a merger with a subsidiary of the Company, and the Company changed its name to "Specialized Health Products International, Inc." Pursuant to an Agreement and Plan of Merger dated
June 23, 1995, among the Company, SHP and Scott R.
Jensen, the sole officer and director of the Company prior to the Acquisition (the "Merger Agreement"), Scott R. Jensen resigned as the sole officer and director of the Company effective upon consummation of the Acquisition wherein SHP became a wholly owned subsidiary of the Company. The persons serving as officers and directors of SHP immediately prior to the consummation of the Acquisition were elected to the same offices with the Company and retained their positions as directors and officers of SHP. In addition, the outstanding securities of SHP became outstanding securities of the Company. Prior to the Acquisition, neither SHP nor any affiliate of SHP had an interest in Russco, Inc.

Products

  Sharps Containers

  In January 1994, SHP acquired the Sharp-Trap(R) name and all technology developed by Sharp-Trap, Inc., a Michigan corporation, relating to a patented container entry system that is designed to reduce the risk of accidental needle sticks and exposure to contaminated instruments when disposing of contaminated instruments. At the time of SHP's purchase of the Sharp-Trap(R) technology, Sharp-Trap, Inc. was already manufacturing two sharps container product configurations, a 0.5 quart and a 1.5 quart (the "Sharp-Trap(R)" containers).

  Following additional research and discussions with medical product distributors and end users, SHP designed an improved line of Safety Cradle(R) sharps containers (the "Safety Cradle(R)") which retained the basic container closure technology and incorporated improvements to make them safer, higher quality, easier to use and less costly to manufacture than the Sharp-Trap(R) containers. The self-closing Safety Cradle(R) containers allow for disposal of sharps in a container that incorporates a self closing sharps containment flap open/close/lock mechanism. Especially adapted for alternate site use, SHP's new line of Safety Cradle(R) sharps containers provide convenience and safety for portable applications. In addition, each of SHP's sharps containers is designed to be used as a self-contained shipping container, used in the transport of unused medical material, and readily converted at a users site for use as a safe and efficacious sharps container. The Safety Cradle(R) sharps container's novel, single-molded-part lid fits three sizes of container wells to fill a broad spectrum of sharps containment applications, especially alternate site use which includes, emergency vehicle, in-home and insurance testing. As each Safety Cradle(R) sharps container is formed from only two molded parts, unit manufacturing cost places SHP's sharps containers in a competitive position, while the special design for transportability permits the Safety Cradle(R) container to fill a unique market niche. These containers are made of environmentally safe polypropylene material.

  SHP has developed three sizes of the Safety Cradle(R) container wells.
Each container well uses the same top, but the bottom section varies in size to allow different volumes to be accommodated (i.e., a 3 inch, a 5 inch and a 9 inch). By manufacturing the top separately, savings in manufacturing cost are achieved. Also, the containers may be used not only as Safety Cradle(R) sharps containers and transporters, but also as recyclers.

  The Safety Cradle(R) products can be used for a variety of purposes, including:

  Safety Cradle(R) Sharps Container - all three sizes will be used as Safety Cradle(R) sharps containers to contain and dispose of contaminated sharps. Sale of the 3 inch and the 5 inch sizes began in March 1995 with earlier models. Sales of the latest models began in December of 1995.

  Transporter - all three sizes are designed to house medical kits and new syringes for shipping to the customer. Upon arrival at a customer site, each Safety Cradle(R) sharps container can be utilized as a sharps disposal container. The first sales of Safety Cradle(R) products as transporter/sharps containers are anticipated to take place in the second quarter of 1996.

  Recycler - all three sizes are designed for use by medical product manufacturers as a secured container, so that discarded sharps may be shipped back to the manufacturer or to a sharps disposer for recycling. The Company anticipates that it will be prepared to execute orders for its SafetyCradle(R) products used as recyclers by the fourth quarter of 1996.

  Closed lid design - an improved lid design was completed in March 1995.
The initial molds were completed in October 1995. In the new lid design, the Safety Cradle(R) is located under the lid which closes over the Safety Cradle(R) to drop the sharps into the safe holding compartment. This model is designed for use in the home and home health care markets due to the need to have a sharps container with a lid covering and locking over the entry area for the sharps. The first sales took place in the fourth quarter of 1995.

Products Under Development

  The SafetyStripO Lancet

  Lancets are small devices used to penetrate the skin, usually a finger, to obtain a few drops of blood for analysis. Lancets are used by health care workers and are self-administered by individuals, especially insulin users. The same safety concerns exist with the handling of lancets as with needles, because lancets become contaminated after they come into contact with blood.

  There are a number of lancets on the market today, the most common of which is a small "nail" type instrument which is pressed against the finger, and the "nail" is then triggered to penetrate the skin by hand pressure. Some lancets penetrate the skin with a blade, which is commonly considered to be less painful to the patient than the "nail" and generally is more successful in blood production. The nail type lancet is often inserted into a spring loaded hand held device, about the size of a large pen. The device is pressed against the skin of the patient's finger which is penetrated when the spring is triggered. After triggering, the lancet handle must be emptied and then reloaded with another single lancet for use on the next patient. The Company is unaware of any lancets on the market today that provide absolute protection against being used more than once on different patients. Furthermore, existing lancet handle parts may become contaminated by blood splattering when the finger is pierced. To help prevent contamination, contaminated lancets parts should be sterilized or disposed of after each use. In practice, however, sterilization usually does not take place on all such parts after each use and some lancet parts are commonly used more than once.

  The Company's SafetyStrip(TM) lancets will be easy-to-use and provide protection against being used more than once. SafetyStrip(TM) lancets will be provided in cartridge strip housings of six lancets per strip. The strip configuration is patent protected. Lancets are used one at a time, by breaking off and discarding lancets immediately after use. A strip housing is loaded into a convenient low-cost hand held carrier which also provides a means for safely and conveniently triggering each lancet. After penetrating the skin, the SafetyStrip(TM) automatically returns inside its housing and cannot be refired for further use. The used lancet, encased by its protective housing, is then broken off from the cartridge strip and appropriately discarded. Reloading the handle with another cartridge is a simple process. Use of the Company's SafetyStrip(TM) will be easier and faster than use of existing lancets. Testing has shown the Company's SafetyStrip(TM) to be less painful to the patient than traditional lancets because of the revolutionary design of the blade and its rotary spring motio which drives the blade both outward to lance and inward for retraction. It is also noteworthy that part of the lancet in contact with the patient's skin prior to lancing is sterile until contaminated by use. A prototype of the SafetyStrip(TM) lancet was completed earlier this year and the Company anticipates that commercial production will begin in July 1996.

  ExtreSafe(TM) Blood Collection Needle

  For certain blood tests it is necessary to draw blood from the patient for analysis. The present method for obtaining a draw of blood involves the insertion of a needle into a blood vessel an the drawing of blood by way of vacuum pressure most often into a small evacuated tube-like container commonly known as a Vacutainer(R) (the Vacutainer(R) is not a trademark of the Company). After the blood draw, the needle is manually removed from the patient and, while continuing to attend to the patient, the Vacutainer(R) and needle are often placed on a tray or set aside. Afterward, the needle is usually unscrewed and discarded into a sharps container. The Company's ExtreSafeO blood collection needle provides a safer method. The device retracts the inserted needle directly from the patient into a safe housing quickly and automatically, minimizing the chance of an inadvertent stick by a "dirty" needle. Retraction is initiated by a simple depression of a selected distortable portion of the housing assuring that there is no action directed toward or away from the patient which might affect the depth of needle penetration. The Company's ExtreSafe(TM) medical needle technology has a number of other applications, including an ExtreSafe(TM) catheter and ExtreSafe(TM) syringe described hereafter. Prototypes of the ExtreSafe(TM) blood collection needle were completed in 1995 and the Company anticipates that commercial production will begin in December 1996 provided the necessary FDA approvals are obtained, of which there is no assurance.

  ExtreSafe(TM) Catheter

  Contemporary catheter use has problems similar to those faced in blood draw. Inserting a catheter involves a percutaneous needle stick followed by threading the catheter over the needle into a patient's vein or artery. This method is unsafe in two respects. First, when the needle is pulled out of the catheter there is a discharge of blood which could contaminate the health care worker. Second, needle sticks occur when the needle is withdrawn from the catheter because, in some instances, the needle is temporarily left exposed while the patient is being attended to by the health care worker.
Like the ExtreSafe(TM) blood collection needle, the Company's ExtreSafe(TM) catheter is a needle extractor which retracts a contaminated needle from a patient and encloses the needle in a safe housing when an operator squeezes a portion of the housing at the time the needle is to be extracted from the patient and catheter. Further, in one version of the ExtreSafe(TM) catheter, a manually closeable portion of the catheter stem permits the catheter channel to be held closed until a connection is made to a medical line thereby restricting blood loss. Prototypes of one version of the ExtreSafe(TM) catheter were completed earlier this year and the Company anticipates that commercial production will begin in 1997 provided the necessary FDA approvals are obtained, of which there is no assurance.

  ExtreSafeTM Syringe

     Another area where there is significant risk of needle sticks is in syringe use. Contemporarily, there are many different aspects of syringe use which range from integral units which combine a filled syringe and attached needle for unit dose applications to syringe needles which are attached to separate syringes by leur-lock connectors. Generally, access to the needle for a medical procedure involves removing a protective needle cover just prior to performing the procedure. In the past, medical personnel attempted needle protection by replacing the needle cover after performing the procedure, but the volume of accidental needle sticks related to needle replacement resulted in the banning of such needle cover replacement. Following this ban, medical personnel attempted to supplant cover replacement by carrying the needles to sharps containers (normally found within each patient care room) and by providing needle/syringe apparatus having a shroud which can be extended over the exposed needle after the procedure.
The ExtreSafeTM syringe provides an extendible needle which is retractable into a safe housing in a manner similar to the retraction of the ExtreSafe(TM) blood draw and catheter systems described above. Prototypes of the ExtreSafeTM syringe were completed in 1995. Production is forecast for 1997 provided the necessary FDA approvals are obtained, of which there is no assurance.

  Filmless Digitized Imaging Technology

  The procedure for taking a large area x-ray image having generally acceptable resolution and presenting the x-ray to the attending physician for interpretation, has changed little over the past forty years. The most common x-ray image today is taken by way of a film which requires development in a darkroom. The physician personally handles the x-ray, which is generally imprinted on a 14" x 17" film sheet. For record keeping purposes, hospitals usually maintain an inventory of x-rays for at least six years. X-ray storage and retrieval is a costly problem for many medical facilities. While some filmless x-ray systems have recently been introduced, none fulfill desired and necessary resolution requirements of commonly performed x-ray procedures.

  In October 1995, the Company entered into a joint venture with Zerbec, Inc., a Texas corporation, to develop, manufacture, distribute and market products and technologies using a patented solid state filmless digitized imaging technology through Quantum Imaging Corporation, a newly formed Utah corporation. The filmless digitized imaging technology involves a method o directly producing an electrical signal from an image recorded on an x-ray plate. The signal is instantly digitized and stored on a CD-ROM and the same x-ray plate is then available for a later procedure. The filmless digitized imaging technology will eliminate film as the x-ray image recording form and will also enable x-ray films to be translated to a CD-ROM format to simplify their storage, retrieval and handling. The Company believes the filmless digitized imaging technology will provide a unique method for revolutionizing the way in which x-ray images are taken, interpreted and stored, while also providing clearer images having high resolution that are more easily interpreted than x-ray films. Furthermore, the technology will provide a breakthrough for the use of x-ray facilities in mobile medical emergency units which has not been achieved to date because of the necessity for local chemical handling equipment associated with film processing.

  Under the terms of the joint venture agreement, Zerbec, Inc. and the Company formed Quantum Imaging Corporation, a Utah corporation, to finish the development and commercialize the filmless digitized imaging technology. A research prototype of the filmless digitized imaging technology has been demonstrated. A new prototype which is being produced to demonstrate picture resolution compatible with breast cancer diagnosis was fabricated and demonstration in the first quarter of 1996, provided timely funding is obtained. An alpha test system is scheduled for completion in 1996. A beta test system is scheduled for completion in 1997 and production is scheduled for 1998.

  At present, the Company and Zerbec, Inc. are the sole and equal owners of Quantum Imaging Corporation. Pursuant to the terms of the joint venture agreement, Zerbec, Inc. assigned the patented filmless digitized imaging technology to Quantum Imaging Corporation, and will provide ongoing support in the development and commercialization of the technology. The joint venture agreement also provides that the Company will support the development and commercialization of the technology, in part, by contributing up to $30,000 per month for a twelve month period to Quantum Imaging Corporation, which funds shall be used to support the company's operations. For Quantum Imaging Corporation to be successful, the Company estimates that between $3,000,000 and $6,000,000 will have to be raised through available financing channels, if any. It is anticipate that at least one-third of the outstanding shares of Quantum Imaging Corporation will be sold to fund development through initial production of related filmless digitized imaging systems. The Company and Zerbec, Inc., are seeking to bring in additional venturers to provide funding, depending on financing needs. As a result, the Company's ownership interest may decrease, but its financial and other obligations to support the development and commercialization of the technology may not decrease.

Company Strategy

  The Company's primary objective is to establish itself as a leading provider of safety medical products and devices. The manufacture of these products will be subcontracted to reputable manufacturers. To achieve this objective, the Company's growth strategy is focused on the following four principal elements.

   - Capturing significant market share of the sharps container, lancet, blood draw, IV catheter and syringe markets.

   - Broadening the Company's existing products lines and developing product lines to increase penetration into closely related markets.

  - Seeking additional market opportunities based on the Company's proprietary technology.

  - Developing agreements with large medical product marketing and distributing organizations.

Sharps Containers

  The Company was only able to produce sharps containers on a limited basis in 1995 because the related molds had not been completed. Full scale production of the Company's SafetyCradle(R) sharps containers is currently beginning and the Company anticipates significantly expanding its production of Safety Cradle(R) sharps container products in 1996. The Company believes the manufacture and sale of its Safety Cradle(R) products should find a significant niche in home sharps container and combined new instrument transport/sharps container applications.

  The Company also intends to develop license/joint venture agreements in international markets. Entrance into such markets is not anticipated until after the Company's Safety Cradle(R) sharps container products are being successfully marketed in the United States.

  Products in Development

  The Company's SafetyStrip(TM), ExtreSafe(TM) blood collection needle, ExtreSafe(TM) catheter, ExtreSafe(TM) syringe, intravenous flow gauge, blood collection system, other ExtreSafe(TM) medical needle technology products and the filmless digitized imaging technology are in various stages of research and/or development. The Company plans to continue development of each of these products/systems. The necessary production equipment and testing, however, must be completed before such products are brought to market.

  The Company intends to minimize the cost and time necessary to bring these products to market by using the information and experience gained in the design, development and assembly of its Safety Cradle(R) sharps containers.
In addition, the Company is seeking alliances with large medical product marketing, sales and distribution companies to sell its Safety Cradle(R) sharps container products and these follow-on products. There can be no assurance, however, that the Company will be able to form an alliance and that the Company will be able to complete development of these products.

  Future Market Opportunities

  The Company will seek to enter additional markets in situations where it believes that it can gain significant market share based on patent protected intellectual properties or by capitalizing on its sales channels for complementary products. There are a number of possible future applications for the Company's technology, but there can be no assurance that the Company will commence development of any such products.

Marketing and Sales

  The Company currently intends to market and sell its products in the United States and possibly in select foreign countries through third party manufacturers and distributors. The Company's plan for the distribution and sales of its products will target major segments of the respective markets for those products, including, major hospital and institutional buying groups, pharmaceutical companies, distributors and wholesalers, and government and military agencies. The Company intends to market and distribute its products through one or more companies that have a major presence in these markets.

  The Company will not sell its ExtreSafe(TM) medical needle technology for commercial use in the United States until proper regulatory approval is obtained. See "Business -- Government Regulation." The Company must also comply with the laws and regulations of the various foreign countries in which the Company plans to sell its products prior to selling such products in such foreign countries. Certain foreign countries may only require the Company to submit evidence of the FDA's pre-market clearance of the relevant products prior to selling in such countries. However, some foreign countries may have more stringent requirements and require additional testing and approvals. See "Business -- Government Regulation."

  The Company currently plans to hire a limited number of sales and marketing personnel; however, the number will vary depending on the extent to which the Company contracts with third parties or forms strategic alliances with other parties to market and sell its products. The Company may seek third parties to market and distribute its products in select foreign countries. The
Company will seek third parties to market and distribute its products in the United States. The Company may enter into contracts, licensing agreements and joint ventures with such third parties whereby the Company would receive a licensing fee and/or royalty payments based on the licensee's revenues. The Company would likely enter into such licensing arrangements with several companies, possibly by country, geographical regions and/or product types but may enter into an exclusive arrangement with a single company having a major presence in all markets the Company seeks to penetrate. The Company has not entered into any such licensing arrangements and there can be no assurance that the Company will be able to enter into such licensing arrangements on acceptable terms.

  The Company intends to market its products by, among other things, attending trade shows and advertising in industry publications. The Company intends to distribute samples of some or all of its products free of charge to various health care institutions and professionals in the United States and in selected foreign countries to introduce and create a demand for the products in the marketplace.

Industry

  Market

  Health care is one of the largest industries in the world and continues to grow. There is increasing demand in the health care market for products that are safer, more efficacious and cost-effective. The Company's products target segments of this market. While traditional, non-safety, products in the market segments which the Company seeks to address compete primarily on the basis of price, the Company expects to compete on the basis of healthcare worker safety, ease of use, reduced cost of disposal, patient comfort and compliance with OSHA regulations, but not on the basis of purchase price. However, the Company believes that when all indirect costs (disposal of needles, and testing , treatment and workers compensation expense related to needle stick injuries) are considered, the Company's products will compete effectively both with "traditional" products and the safety products of the Company's competitors.

  Accidental Needle Sticks

       Needles for hypodermic syringes, phlebotomy sets and intravenous catheters are used for introducing drugs and other fluids into the body and drawing out blood and other bodily fluids. Among the applications for needles are the injection of drugs (hypodermic needles), the drawing of blood (phlebotomy sets) and the infusion of drugs and nutrients (catheters). There is an increasing awareness of the potential danger of infections and illness that result from accidental needle sticks and of the need for safer needle devices which reduce the number of accidental needle sticks that occur each year.

     Infections contracted as a result of accidental needle sticks are a major concern to health care institutions, health care workers, sanitation and environmental services workers and the regulatory agencies charged with the task of making their working environment safe. Accidental needle sticks may result in the spread of infectious diseases such as hepatitis B, HIV (which may lead to AIDS), diphtheria, gonorrhea, typhus, herpes, malaria, rocky mountain spotted fever, syphilis and tuberculosis. According to The American Hospital Association's (the "AHA") report dated December 1992, an estimated 800,000 occupational needle sticks occur nationwide each year. The number of reported needle sticks, however, is believed to be only a portion of the actual number of occurrences. The AHA report estimates that the direct costs (excluding costs such as time lost from work and other administrative activities) for medical evaluation and follow-up treatment after a single needle stick injury range from $200 to $1,200. While it is difficult to estimate the total costs associated with treating accidental needle stick injuries with any degree of confidence, Theta Corporation, in its Report
No. 346 on Medical Needles and Syringes dated January 1994, estimates that the total cost associated with treating accidental needle sticks in the United States averages $3 billion each year. The AHA and other authorities have also stated that the benefits resulting from the prevention of accidental needle sticks (and the resulting incidence of infection, illness, time lost from work and death) cannot be measured solely by savings in the costs of medical treatment. Currently available safety needle devices are priced at approximately two to twelve times that of standard devices. Notwithstanding the price differential, the Company believes that, based upon the estimated costs associated with accidental needle sticks, its products should be considered cost-effective by the marketplace.

     The possibility of health care workers becoming infected from contaminated needles has caused and continues to cause a great deal of concern in the health care field and the agencies regulating that area.
OSHA has adopted regulations requiring employers to institute universal precautions to prevent contact with blood and other potentially infectious materials. OSHA's regulations also require employers to establish engineering controls (e.g., sharps disposal containers and self-sheathing needles) and safe work practices to insure compliance with these universal precautions. OSHA does not mandate specific technologies; rather, employers are permitted to choose the most appropriate and effective safety control devices to meet their specific institutional needs. According to OSHA guidelines, while employers do not have to institute the most sophisticated engineering controls, it is the employer's responsibility to evaluate the effectiveness of existing controls and the evaluate the feasibility of instituting more advanced engineering controls. OSHA specifically prohibits the recapping, bending or removal of needles, unless there is no feasible alternative or if required for a specific medical procedure. If recapping, bending or removal is necessary, workers must use either a mechanical device or a one-handed technique.
     In April 1992, the FDA issued a safety alert to hospitals warning of the risks of needle stick injuries from the use of hypodermic needles with intravenous equipment. Among other things, the safety alert stated that although the FDA could not recommend specific products, it urged the use of needleless systems or recessed needle system devices with a fixed safety feature. According to the alert, (1) a fixed safety feature should provide a barrier between the hands and needle after use; (2) the safety feature should allow or require the worker's hand to remain behind the needle at all times;
(3) the safety feature should be an integral part of the device, and not an accessory; (4) the safety feature should be in effect before disassembly and remain in effect after disposal to protect the users and trash haulers and for environmental safety; and (5) the safety feature should be as simple as possible, and require little or no training to use effectively.

  The majority of health care workers' adverse exposures to blood are either product-mediated (e.g., needle sticks) or could be prevented by the use of appropriate products (e.g., sharps containers). Increasing pressure is mounting from the government and private sectors for the health care industry to develop medical devices that will provide a safer working environment for health care workers and their patients. The Company's products attempt to address the growing demand for medical devices that reduce the risk of accidental exposure to blood-borne diseases.

  Disposal of Sharps

  There is extensive everyday use of "sharps" (i.e., needles, syringes, blood collection systems, intravenous catheters,surgical blades, lancets, etc.) by doctors, nurses and other health care workers who are in danger of accidenta exposure to transmittable blood-borne diseases such as AIDS and hepatitis B.
The most extensively used sharp is the medical needle. About six billion needles a year are used in U.S. hospitals. Needle stick injuries are the most common cause of disease transmission in the health care industry. More than once each minute, about eight hundred thousand times a year, a health care worker is accidentally injured by a potentially contaminated needle. Every year as many as 12,000 workers become infected by accidental exposure to hepatitis B, which is more contagious than AIDS.
  OSHA mandates the use of special containers for sharps disposal purposes to reduce the incidence of accidental transmission of blood-borne diseases.
OSHA requires that the design of sharps containers meet certain minimum standards of safety. It also makes recommendations with respect to the safe handling of needles. One of the most common causes of accidental needle sticks occurs when a worker tries to recap a needle. The most recent OSHA regulations require that needles not be recapped or purposely bent or broken. After they are used, disposable syringes, needles, and other sharp items should be placed in closeable, disposable, puncture-resistant containers that are leak proof on the sides and bottom and labeled, according to OSHA guidelines.

  Facilities now being affected by current state and federal legislation regarding the disposal of biohazardous items include hospitals, laboratories, clinics, nursing homes, blood banks, physicians' offices and mortuaries. Stricter legislation may be introduced that relates to all environments where sharps can befound (e.g., homes, public facilities, etc.). In addition, some states have passed legislation and others considering legislation relating to the disposal of sharps.

Patents and Proprietary Rights

  The Company owns four United States patents and has other patent applications pending in the United States and in other countries which are directly applicable to the Company's Safety Cradle(R) sharps container products. The Company also owns two United States patents relating to its SafetyStrip(TM), and four United States patents and allowed patent applications relating to its ExtreSafeO medical needle technology. The Company has three additional United States patent applications pending relating to its safe-needle retraction technology. None of the above referenced patents expire before April 1, 2006.
  Quantum Imaging Corporation, an affiliate of the Company, owns three United States patents and has three Canadian patents relating to the filmless digitized imaging technology. These patents expire in May 2001, September
2002 and September 2005. The Company expects that additional patents will be applied for relating to the technology owned by Quantum Imaging Corporation.

  The future success of the Company may depend upon the strength of its intellectual property. The Company believes that the scope of its patents/patent applications is sufficiently broad to prevent competitors from introducing devices of similar novelty and design to compete with its current products and that such patents and patent applications are or will be valid and enforceable. This belief, however, may prove to be incorrect if such patents are challenged. In addition, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures which differ from those in the United States. Patent protection in such countries may be different from patent protection provided by U.S. laws and may not be as favorable to the Company. The Company plans to timely file international patents in all countries in which the Company is seeking market share.

  The Company is not aware of any patent infringement claims against the Company. Litigation to enforce patents issued to the Company, to protect proprietary information owned by the Company, or to defend the Company against claimed infringement of the rights of others, may occur. Such litigation would be costly and could divert the resources of the Company from other planned activities. There can be no assurance that the Company would be successful in any such litigation.

  The Company's policy is to seek patent protection for all developments, inventions and improvements that are patentable and which have potential value to the business of the Company and to protect as trade secrets other confidential and proprietary information. The Company intends to vigorously defend its intellectual property rights.

Manufacturing

  The Company has designed and paid for the construction of various molds and machinery used to manufacture its Safety Cradle(R) sharps containers.
The Company owns all molds used to manufacture its Safety Cradle(R) sharps containers. The Company contracts for the manufacture of its Safety
Cradle(R) sharps containers from outside sources. Presently a single corporation is manufacturing the Company's Safety Cradle(R) sharps container products. In the past, polypropylene resin, the major plastic material used in the Company's Safety Cradle(R) sharps containers, has been in short supply for limited periods of time. While alternative manufacturers exist, changes in the Company's manufacturer or an unforeseen short supply of polypropylene could disrupt production schedules and could materially and adversely affect the Company.
  Final arrangements have not been made for the manufacture of the SafetyStrip(TM), ExtreSafe(TM) blood collection needle protection system, ExtreSafe(TM) catheter, ExtreSafe(TM) syringe, intravenous flow gauge, blood collection needle, other ExtreSafe(TM) medical needle technology products or filmless digitized imaging technology although one molding company has been preliminarily selected to build pre-production molds for the ExtreSafe(TM) blood collection needle. A company has also been selected to produce molds and pre-production parts for the SafetyStrip(TM). Effective May 1995, prototype drawings for lancet molds were approved. The company chosen to produce molds for the ExtreSafe blood collection needle is targeting completion of preproduction prototypes for the ExtreSafeO blood collection needle for June 1996. The materials that the Company plans to use to produce these products are generally widely available. The Company does not anticipate difficulty in obtaining such materials. At present, there are a number of manufacturers that could produce lancet and needle retraction products and a number of suppliers could supply necessary parts. Any difficulties that may arise, however, with respect to the availability of manufacturers and/or suppliers could disrupt the planned production of each such product and could materially and adversely affect the Company.

Competition

  The leading manufacturers in the sharps container market are Sage Products, Inc., Devon Industries, Inc., Becton Dickinson and Company, and Baxter International, Inc. There are also numerous smaller manufacturers. A variety of sharps disposal products have been introduced into the
marketplace.   Some of these disposal containers accommodate only the needle while others accommodate the needle, syringe and limited surgical instruments. The majority of the sharps containers on the market, however, allow contaminated instruments to fall out when inverted. Many of the products are unstable if not supported by wall supports or other apparatus. Access to many sharps containers are too accessible. In addition, there are no sharps disposable transporters or recycler/transporter type products on the market today.

  The leading manufacturers in the lancet market are Becton Dickinson and Company, Surgicutt, Inc., Miles, Inc., Diagnostic Corporation, Boehringer Mannheim, Inc., and Sherwood Medical Company, a subsidiary of American Home Products Corporation. There are also numerous smaller manufacturers. To the best of the Company's knowledge, there are no safety lancets on the market today that operate in a manner similar to the Company's SafetyStrip(TM) lancet.

  The leading manufacturers of standard needles are Becton Dickinson and Company, Sherwood Medical Company, Inc. and Terumo Medical Corporation of Japan. The Company is aware of no products on the market today that are comparable to the ExtreSafe(TM) blood collection needle (i.e., that is transversely activated to automatically extract a contaminated needle from a patient and immediately retracts the needle into a safe housing). Applications for the Company's needle retraction technologies may also be found in percutaneous catheter insertion, syringes, and other medical needle devices.

  While traditional, non-safety, products in the market segments which the Company seeks to address compete primarily on the basis of price, the Company expects to compete on the basis of healthcare worker safety, ease of use, reduced cost of disposal, patient comfort and compliance with OSHA regulations, but not on the basis of purchase price. However, the Company believes that when all indirect costs (disposal of needles, and testing , treatment and workers compensation expense related to needle stick injuries) are considered, the Company's products will compete effectively both with "traditional" products and the safety products of the Company's competitors.

  It should be noted, however, that the health care products market is highly competitive. Many of the Company's competitorshave longer operating histories and are substantially larger, better financed and better situated in the market than the Company.

Acquisition of Technology/Research and Development

  The Company has devoted substantially all of its efforts since the formation of SHP to acquiring its health care products and research and development relating thereto. Research and development costs were $290,950 for the year ended December 31, 1994 and $568,787 for the year ended December 31, 1995. The Company plans to acquire additional technologies that it determines are advantageous to acquire. In addition, the Company plans to continue research and development on its current products. See "Business -- Products Under Development"

Government Regulation

  The Company and its products are regulated by the FDA, pursuant to various statutes, including the FD&C Act, as amended and supplemented by the Medical Device Amendments of 1976 (the "1976 Amendments") and the Safe Medical
Devices Act of 1990. Pursuant to the 1976 Amendments, the FDA classifies medical devices intended for human use into three classes, Class I, Class II and Class III. The controls applied to the different classifications are those the FDA believes are necessary to provide reasonable assurance that a device is safe and effective. Class I devices are products not requiring pre-market notification, which can be adequately regulated by the same types of controls the FDA has used on devices since the passage of the FD&C Act in 1938. These "general controls" include provisions related to labeling, producer registration, defect notification, records and reports and good manufacturing practices ("GMPs"). GMPs include implementation of quality assurance programs, written manufacturing specifications and processing procedures, written distribution procedures and record keeping requirements. Class
II devices are products for which the general controls of Class I devices are deemed not sufficient to assure the safety and effectiveness of the device and require special controls. Special controls for Class II devices include performance standards, post-market surveillance, patient registries and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.

  Section 510(k) of the FD&C Act requires individuals or companies manufacturing medical devices intended for human use to file a notice with the FDA at least ninety (90) days before introducing the product into the marketplace. The notice (a "510(k) Notification") must state the class in which the device is classified and the actions taken to comply with performanc standards or pre-market approval which may be needed if the device is a Class II registrant states the device is unclassified, it must explain the basis for that determination.
  In some cases obtaining pre-market approval can take several years.
Clearance pursuant to a 510(k) Notification can be obtained in much less time. In general, clearance of a 510(k) Notification for a Class II device may be obtained if the registrant can establish that the new device is "substantially equivalent" to another device of such Class that is already on the market. This requires the new device to have the same intended use as a legally marketed predicate device and have the same technological characteristics as the predicate device. If the technological characteristics are different, the new device can still be found to be "substantially equivalent" if information submitted by the applicant
(including clinical data if requested) supports a finding that the new device is as safe and effective as a legally marketed device and does not raise questions of safety and efficacy that are different from the predicate device.

  The Company has a notification from the FDA that its Sharp Trap(R) sharps containers are substantially equivalent to legally marketed predicate devices. The Company's Safety Cradle(R) sharps containers are subject to the general controls of the FD&C Act and the additional controls applicable to Class II devices. The Company believes that its Safety Cradle(R) sharps container is sufficiently similar to the Sharp Trap(R) container to preclude necessity for another FDA submittal.
  OSHA also insists, in part, that sharps containers are closeable, disposable, puncture-resistant, leak proof on the sides and bottom and appropriately labeled. The Company's Safety Cradle(R) sharps containers are in compliance with present OSHA regulations. Future regulations, however, may be imposed which might have a material adverse effect on the Company and/or one or more of its products.

  The Company's follow-on products (i.e., the SafetyStrip(TM), ExtreSafe(TM) medical needle technology, intravenous flow gauge and blood collection needle) are still in the development stage. The Company expects the SafetyStrip(TM) to be a Class I device and to be subject to lower level controls than are imposed on its Safety Cradle(R) sharps containers.

  In March 1995, the FDA issued a draft guidance document on 510(k) Notifications for medical devices with sharps injury prevention features, a category that would cover most of the Company's follow-on ExtreSafe(TM) technology products. The draft guidance provisionally placed this category of products into Class II Tier 3 for purposes of 510(k) review, meaning that such products will be subject to the FDA's most comprehensive and rigorous review for 510(k) products. However, review under this classification is expedited. The draft guidance also states that in most cases, FDA will accept, in support of a 510(k) notification, data from tests involving simulated use of such a product by health care professionals, although in some cases the agency might require actual clinical data.

  The Company expects its other follow-on products to be Class II devices. The Company also expects that its follow-on products will not require pre-market approval applications but will be eligible for marketing clearance through the 510(k) notifications procedure based upon its substantial equivalence to a previously marketed device or devices. Although the 510(k) pre-market clearance process is ordinarily simpler and faster than the pre-market approval application process, there can be no assurance that the Company will obtain 510(k) pre-market clearance to market its follow-on products, or that the Company's follow-on products will be classified as set forth above, or that, in order to obtain 510(k) clearance, the Company will not be required to submit additional data or meet additional FDA requirements that may substantially delay the 510(k) process and add to the Company's expenses. Moreover, such 510(k) pre-market clearance, if obtained, may be subject to conditions on the marketing or manufacturing of the corresponding follow-on products that may impede the Company's ability to market and/or manufacture such products.

  In addition to the requirements described above, the FD&C Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices which they distribute commercially. The FD&C Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with GMPs, which require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing, and quality control activities. The FDA's Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA further requires that certain medical devices not cleared for marketing in the United States have FDA approval before they are exported.

  The FDA inspects medical device manufacturers and distributors, and has broad authority to order recalls of medical devices, to seize noncomplying medical devices, to enjoin and/or to impose civil penalties on manufacturers and distributions marketing non-complying medical devices, and to criminally prosecute violators.

  In addition to laws and regulations enforced by the FDA and OSHA, the Company is subject to government regulations applicable to all businesses, including, among others, regulations related to occupational health and safety, workers' benefits and environmental protection.

  Distribution of the Company's products in countries other than the United States may be subject to regulations in those countries. There can be no assurance that the Company will be able to obtain the approvals necessary to market its blood collection needle or any other product outside the United States.

Seasonality of Business

  The Company products sales are not subject to seasonal variations.

Backlog

  As a result of purchasing practices typical to the medical supply industry in which the Company operates, there is no material backlog of unfilled orders.

Employees

  As of March 1, 1996, the Company employed ten people, including five research and development employees, two sales and marketing employees and three administrative employees. The Company expects to add to the number of employees, principally in the areas of sales and marketing. The planned increase in personnel is based primarily on expected increases in production and sales. The Company's employees are not represented by a labor union, and the Company believes its employee relations are good.

Item 2.  Properties.

  The Company's offices are located at 655 East Medical Drive, Bountiful, Utah, under terms of a lease with an unaffiliated lessor which expires in June 1998, with an annual rent of approximately $72,000. The lease covers approximately 4,400 square feet of space.


Item 3.  Legal Proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1995.

                             PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.


Dividend Policy

  To date, the Company has not paid dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's operations.

Share Price History

  The Company's common stock (the "Common Stock") has been quoted on Nasdaq Small-Cap Market since October 1995 under the trading symbol "SHPI." From
July 1995 through October 1995 the Common Stock was quoted on the NASD Over-the-Counter market. Prior to July 1995, 294,872 shares of Common Stock were effectively free trading, although no active trading market existed for the Company's Common Stock. On March 26, 1996, the reported high and low bid and ask prices of the Common Stock were $11.0625 and $10.875, respectively. The following table sets forth the high and low bid information of the Common
Stock for the periods indicated. It should be understood that only 294,872 shares of Common Stock have been available for trading to date, and that such over the counter market quotations reflect inter-dealer prices without retail markup, markdown or commission, and the quotations may not reflect any actual market transactions in the Common Stock.



          Quarter Ended              High       Low
          -------------              ----       ---

          1995
          ----
          September 30               $5.25     $2.50
          December 31               $8.625     $8.25

          1996
          ----
          March 31(through March    $11.06      $7.375
          26)                           25

Holders of Record

  At March 27, 1996 there were 340 holders of record of the Company's Common Stock.


          [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]


Item 6.  Selected Financial Data.

  The following data have been derived from consolidated financial statements that have been audited by KPMG Peat Marwick LLP, independent auditors. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K:

                                          Year Ended (1)
                                          --------------

                              Nov. 19, 1993    Dec. 31,   Dec. 31,
                             (inception) to     1994       1995
                              Dec. 31, 1993

Statement of Operations Data:
Sales                            $       --     33,256    447,844
Cost of sales                            --     21,669    294,171
                              --------------   --------  ---------
Gross profit                             --     11,587    153,673

Expenses:
Research and development expense          --    290,950    568,787
General and administrative expense     3,450    620,022  2,368,873
Write off of operating assets             --         --    255,072
                              --------------    --------   -------
Total expenses                         3,450    910,972  3,192,732
                              --------------    --------   -------

Operating loss                        (3,450)  (899,385) (3,039,059)
Net interest income (expense)             --     (7,563)    119,570
Net loss                              (3,450)  (906,948) (2,919,489)
Dividends on preference stock             --    (16,780)    (11,389)
Net loss attributable to common   $   (3,450)  (923,728) (2,908,100)
stockholders                  ===============  =========  ==========
Net loss per common share        $       --      (.76)      (.68)
                              ===============  =========  ==========
Weighted average number of shares
used for net loss per share         1,170,000   1,224,074  4,269,131
computation (2)               ===============  ========== ==========

Balance Sheet Data (at period end):

Working capital                   $  (12,150)    (287,723)  4,194,567
Total assets                          16,550      656,865   5,950,729
Long-term debt, less current              --      458,333         --
maturities
Total stockholders equity            (2,150)     (355,878)  5,369,805
(deficit)

<F1>
(1)  Excludes Specialized Health Products International, Inc.(formerly,
     Russco, Inc.) which had no operations prior to the Acquisition on July
     28, 1995, and is immaterial.

<F2>
(2) Net loss per common share is based on the weighted average number of common shares outstanding. Stock options and warrants, and preferred shares prior to conversion, are not included in the calculation because this inclusion would be anti-dilutive and reduce the net loss per share amount.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Wherever in this discussion the term "Company" is used, it should be understood to refer to the Company and SHP, on a consolidated basis, except where the context clearly indicates to the contrary. Prior to the Acquisition wherein the Company acquired SHP (See note 1 to the consolidated financial statements) the Company had no operations.

Overview

  From its inception, the Company has incurred losses from operations. As of December 31, 1995, the Company had cumulative net losses totaling $3,858,056.
To date, the Company's principal focus has been the design, development, testing, and evaluation of its Safety Cradle(R) sharps containers, SafetyStripO, ExtreSafe(TM) medical needle technology, intravenous flow gauge system, blood collection needle, and other products, and the design and development of its molds and production processes relating to its Safety Cradle(R) sharps containers.

  In 1994, the Company had limited sales of its sharps containers due, in part, to the fact the molds used to produce the sharps containers had not been completed and come on line. Certain of the Company's Safety Cradle(R) sharps container molds were completed in the first half of 1995, and additional Safety Cradle(R) sharps container molds were completed in the second half of 1995. As molds were completed, the Company's sales increased from $33,256 for 1994 to $447,844 for 1995. During the fourth quarter of 1995 the Company had sales of $5,503. The decrease in sales was related to the Company inability to use the molds during a good part of the fourth period of 1995 due to improvements that were being made to the molds. Said improvements were completed in January 1996.

  During the fourth quarter of 1995, the aggregate effect of year end adjustments, which related to prior quarters, increased the net loss by approximately $457,000. These adjustments were primarily the result of a write off of operating assets and amounts capitalized as research and development and adjustments to consulting and expense reimbursement.

  The Company anticipates that commercial production of its SafetyStrip(TM) lancet, will commence in July 1996. Provided the necessary FDA approvals are obtained, of which there is no assurance, the Company anticipates commercial production of the following products will commence as follows: ExtreSafe(TM) catheter in October 1997, ExtreSafeO blood collection needle in December
1996 and the ExtreSafeO syringe in July 1997. The Company's other ExtreSafe(TM) medical needle technology products, intravenous flow gauge and blood collection needle are conceptual ideas in the research stage. No assurance can be given, however, that the Company will be able to adhere to these time frames or that such products will ever go to market.

Years Ended December 31, 1995 and December 31, 1994

  The Company had sales of $447,844 for the year ended December 31, 1995, and sales of $33,256 for the year ended December 31, 1994. The 1994 revenues were derived largely from the sale of sharps containers that were produced on a limited basis during 1994. Commercial manufacture and sale of additional sizes and versions of the Company's sharps containers were introduced in the third and fourth quarters of 1995. At present, the only product the Company is selling is its Safety Cradle(R) sharps container products. Moreover, during fiscal 1995 $418,509 or ninety-three percent of the Company's sales were through Moore Medical Corp., a non-exclusive distributor for the Safety Cradle(R) sharps container products.

  Research and development expenses were $568,787 for the year ended December 31, 1995, compared with $290,950 for the year ended December 31, 1994. The Company's efforts in the year ended December 31, 1995, were focused on refining the design and molds for its Safety Cradle(R) sharps container products, and upon the design and development of its SafetyStrip(TM) and ExtreSafe(TM) medical needle technology, intravenous flow gauge system, and blood collection needle. The Company's efforts in the year ended December 31, 1994, were focused on refining the design and molds for its Safety Cradle(R) sharps container products.

  General and administrative expenses were $2,368,873 for the year ended December 31, 1995, compared to $620,022 for the year ended December 31, 1994. The increased costs resulted largely from the following increases in expenditures. First, selling and consulting costs increased from $4,563 for the year ended December 31, 1994 to $360,694 for the year ended December 31, 1995. The increase in selling and consulting costs were primarily a result of an increase in the expenditures made by the Company to market and sell its Safety Cradle(R) sharps container products. Next, salaries and benefit increased from $344,519 for the year ended December 31, 1994 to $791,434 for the year ended December 31, 1995. The increase resulted primarily from the hiring of additional product development, sales and marketing personnel to support sales and commercialization of the Company's products as well as pay increases made to certain of the Company's employees. Next, legal and accounting fees increased from $259,674 for the year ended December 31, 1994 to $553,527 for the year ended December 31, 1995. The increase in costs was primarily from accounting and legal expenses associated with the Acquisition, the filing of an Form S-1 registration statement, increased financing activities and expenses associated with litigation. Finally, travel and entertainment costs increased from $113,623 for the year ended December 31, 1994 to $182,989 for the year ended December 31, 1995. The increase resulted primarily from increased costs associated with financing, manufacturing, selling, and marketing activities.

  Net interest income was $119,570 for the year ended December 31, 1995, compared with net interest expense of $7,563 for the year ended December 31, 1994. The interest income for year ended December 31, 1995, relates to interest earned on funds derived from the sale of the Company's equity securities which closed in August 1995 wherein the Company raised gross proceeds of $8,602,500 (net proceeds of $7,519,060). Net interest expense was $7,563 for the year ended December 31, 1994. The interest expense relates to the accrued interest on certain notes payable and the interest on the Company's line of credit.

Year Ended December 31, 1993

  During this period the Company (not including SHP) had no operations and its financial results were immaterial.

Liquidity and Capital Resources

  The Company's need for funds has increased from period to period as it has increased its research and development activities, expanded staff, and commenced the purchase and construction of molds and production equipment. To date the Company has financed its operations principally through borrowings and private placements of equity securities and debt. Through December 31, 1995 the Company had received net proceeds of approximately $9,100,000 through financing activities. The bulk of the proceeds from the Company's financing activity resulted from the sale of equity securities.
As of December 31, 1995, the Company's liabilities totaled $580,924. All of these liabilities are current liabilities. The Company had working capital at the year ended December 31, 1995 of $4,194,567 and the Company used net cash in operating activities of $2,605,616.

  The Company has 3,110,875 Series A Warrants and 1,290,375 Series B Warrants outstanding which are exercisable for shares of Common Stock of the Company at a price of $3.00 per share in the case of Series A Warrants and $2.00 per share in the case of Series B Warrants, and expire on the earlier of (a) two years from the date of effectiveness of a registration statement under the Securities Act covering the issuance of the shares of Common Stock underlying such Warrants upon issuance by the Company or for resale of such stock by the holder, which period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Securities Act is not available, or (b) the date specified in a notice of redemption from the Company (subject to the prior right of the holder to exercise the Warrants for at least 20 days following the date of such notice) in the event that the closing price of the Common Stock for any ten consecutive trading days preceding such notice exceeds $6.00 per share and subject to the availability of a current prospectus covering the underlying stock. Thus, the Company may accelerate the expiration of the Warrants in the event that the average market price of the Common Stock exceeds $6.00 per share, in which event the holders of the Warrants would be permitted to exercise the Warrants during a period of not less than 20 days following notice of such an event. The exercise of all the Series A and Series B Warrants would result in a gross cash inflow to the Company of $11,913,375. The Company presently intends to accelerate the expiration of the Warrants when and if such conditions are met. All of the Warrants are currently outstanding. There can be no assurance, however, that any of theWarrants will be exercised.

  Prior to the Acquisitions, SHP issued to a nonaffiliated shareholder a warrant to purchase 45,000 shares of Common Stock at $1.67 per share. Said warrant was issued by SHP in exchange for cash. This warrant expires in 1996 and became an outstanding obligation of the Company, rather than of SHP, on July 28, 1995 (the date of the Acquisition).

  On September 1, 1995, the Company adopted a Company's non-qualified stock option plan ("NQSOP") wherein the Company is authorized to grant options to purchase up to 1,284,998 shares of Common Stock of the Company.
Pursuant to the NQSOP, in September 1995, the Company granted Stock Options to purchase 1,151,810 shares of Common Stock, and in November, the Company issued Stock Options to purchase 20,000 shares of Common Stock. All of these Stock Options are immediately exercisable. These options expire in 2000.

  In addition to the options outstanding under the NQSOP, the Company also has 108,000 options outstanding that were issued under the SHP NQSOP and that became obligations of the Company pursuant to the terms of the Acquisition. The SHP NQSOP options allows the holders thereof to purchase 108,000 shares
of the Company's common stock at $0.39 per share.   The SHP NQSOP options
expire in 2004.

  The Company has also given certain officers and directors of the Company the opportunity to receive up to an aggregate of 2,000,000 shares of Common Stock (the "Earn-Out Shares"). Any issuance of Earn-Out Shares would be based upon the level of pre-tax consolidated net income, adjusted to exclude any expense arising from the obligation to issue or the issuance of the Earn-Out Shares and any income or expense associated with non-recurring or extraordinary items as determined in accordance with generally accepted accounting principles ("Adjusted PTNI").

  The Company expects that the issuance of Earn-Out Shares will be deemed to be the payment of compensation to the recipients and will result in a charge to the earnings of the Company in the year or years the Earn-Out Shares are earned, in an amount equal to the fair market value of the Earn-Out Shares.
This charge to earnings could have a substantial negative impact on the earnings of the Company in the year or years in which the compensation expense is recognized.

  The effect of the charge to earnings associated with the issuance of Earn-Out Shares could place the Company in a net loss position for the relevant year, even though the Adjusted PTNI was at a level requiring the issuance of Earn-Out Shares. Because Earn-Out Shares are issuable based on the results of a single year, the Adjusted PTNI in a particular year could require the issuance of Earn-Out Shares even thought he cumulative Adjusted
PTNI for the three years 1996, 1997 and 1998, or any combination of those years, could reflect a lower amount of Adjusted PTNI that would not require the Company to issue such Earn-Out Shares or even a loss at the Adjusted PTNI line. There is no assurance that years subsequent to the year or years in which Earn-Out Shares are issued will produce the same level of Adjusted PTNI or will be profitable. The management of the Company may have the discretion to accelerate or defer certain transactions that could shift revenue or expense between years or otherwise affect the Adjusted PTNI in any year or years.

  The Company has agreed to file a registration statement under the Securities Act with respect to the Earn-Out Shares, when issued. The issuance of the Earn-Out Shares, or the perception that the issuance of such stock may occur, could adversely affect prevailing market prices for the Common Stock.

  The Company has entered into an agreement with a third party (Zerbec, Inc.)
to form a Joint Venture (the "Venture") to develop, make and distribute an improved filmless digitized imaging system. The Venture is seeking funding to provide an alpha test system in 1996, beta test systems in 1997 and production deliveries in 1998. For a 50% interest in the Venture (before dilution by financing investors), the Company is providing up to $360,000 to support the operations of the Venture over a 12-month period of which approximately $83,000 was paid and expensed in 1995. For the Venture to be successful, the Company estimates that between $3,000,000 and $6,000,000 must be raised. It is anticipated that at least one-third of the outstanding shares of the Venture will be sold to fund development through initial production of related filmless digitized imaging systems. No assurance can be given that the system will find profitable acceptance in the marketplace. See "Business -- Products Under Development."

  The Company's working capital and other capital requirements during the next year or more will vary based upon a number of factors, including the cost to complete development and bring the SafetyStrip(TM) and ExtreSafe(TM) medical needle technology, intravenous flow gauge system, blood collection needle and other products, to commercial viability, the cost and effort needed to complete production of the Sharp-Trap(R) molds, the level of sales and marketing for the Safety Cradle(R) sharps containers, and the resources that are expended in SHP's lawsuit against Mold Threads, Inc. See "Legal Proceedings" At present, the Company has committed to spend $103,805 during fiscal 1996 on projects relating to the development and manufacture of its products. The Company believes that the funds described above and funds generated from the sale of its Safety Cradle(R) sharps containe products, will be sufficient to support the Company's operations and planned capital expenditures at least through fiscal 1996. The Company's failure either to produce or sell sufficient quantities of Safety Cradle(R) sharps container products could materially and adversely affect the Company's cash flows. In addition, the Company's business plans may change or unforeseen events may occur which require the Company to raise additional funds.

Inflation

  The Company does not expect the impact of inflation on operations to be significant.

Future Results

  This report contains both historical facts and forward-looking statements. Any forward-looking statements involves risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. As a result, the Company's actual future operations could differ significantly from those discussed in the forward-looking statements.

Item 8.  Financial Statements and Supplementary Data

  See index to financial statements and financial statement schedules included herein as Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      On November 10, 1995 the Company's Board of Directors elected to retain KPMG Peat Marwick, LLP ("KPMG") as its independent auditor.
Prior to that time Nielson, Grimmett & Company ("NGC") had acted as the Company's independent auditor. The decision to change auditors was recommended by the Company's Board of Directors, in part, because KPMG had acted as SHP's auditor prior to the Acquisition.

      The reports of NGC on the financial statements of the Company for each of the two fiscal years in the period ended December 31, 1994, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

      During the Company's two most recent fiscal years and all subsequent interim periods preceding such change in auditors, there were no disagreements with NGC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements(s), if not resolved to the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreements(s) in connection with its report; nor has NGC ever presented a written report, or otherwise communicated in writing to the Company or its Board of Directors the existence of any "disagreement" or "reportable event" within the meaning of Item 304 of Regulation S-K.

     The Company authorized NGC to respond fully to the inquiries of the Company's successor accountant and NGC provided the Company with a letter addressed to the SEC, as required by Item 304(a)(3) of Regulations S-K, which letter has been filed with the SEC.



                            PART III

Item 10.  Directors and Executive Officers of Registrant.

  In connection with the Acquisition, the individual serving as the sole director and officer of the Company at the effective date resigned on July
28, 1995. The persons serving as directors and officers of SHP immediately prior to that date were elected to the same offices with of the Company and retained their positions as directors and officers of SHP. In addition, Stanley Hollander and J. Clark Robinson were subsequently appointed to fill vacancies on the Company's Board of Directors. Mr. Hollander and Mr. Clarke then resigned from the Board of Directors in March 1996 for personal reasons.

  Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 15, 1996:

                                                         With
                                                       SHP and
     Name           Age            Position            Company
                                                         Since
     ----           ---            --------            -------

   David A.          52  President, Chief Executive      1993
   Robinson (1)          Officer and Director
   Bradley C.        26  Vice President, Operations      1993
   Robinson (1)          and Investor Relations, and
                         Director
   Dr. Gale H.       63  Vice President, Product         1994
   Thorne                Development and Director
   J. Clark          53  Vice President, Chief           1995
   Robinson              Financial Officer, Secretary
                         and Director
   Gary W. Farnes    53  Director                        1995
   (2)
   Robert R.         65  Director                        1994
   Walker

_______________
<F1>
(1) Member of Executive Committee.
<F2>
(2) Member of Compensation Committee.

  David A. Robinson.  Mr. Robinson is the President and Chief Executive
Officer of the Company. He has been a Director since November 1993. From November 1992 to November 1993, Mr. Robinson was President of EPC Products, Inc., a packaging company based in Bountiful, Utah. From 1981 to 1992, Mr. Robinson was President of Royce Photo/Graphics Supply, Inc., a distributor of photographic and graphic arts equipment and supplies and parts based in Glendale, California. He holds a Masters degree in Business Administration and a Masters degree in Management Science from the University of Southern California. Mr. Robinson is the brother of J. Clark Robinson, Vice
President, Chief Financial Officer, Secretary and a Director of the Company, and an uncle of Bradley C. Robinson, Vice President, Operations, and a Director of the Company.

  Bradley C. Robinson. Mr. Robinson is the Vice President, Operations and Investor Relations, of the Company. He has been a Director since November 1993. From November 1992 to November 1993, Mr. Robinson was Vice President of EPC Products, Inc., a packaging company based in Bountiful, Utah. From 1990 to 1992, Mr. Robinson was employed by Cargo Link, a Salt Lake City, Utah, import-export broker. Mr. Robinson is the son of J. Clark Robinson, Vice President, Chief Financial Officer, Secretary and a Director of the Company, a nephew of David A. Robinson, President, Chief Executive Officer, and a Director of the Company, and a son-in-law of Gary W. Farnes, a Director of th Company.

  Gale H. Thorne. Dr. Thorne is the Vice President, Product Development, for the Company. He has been a Director since January 1995, and has held his present position as Vice President, Product Development, since October 1994. From 1993 to 1994, Dr. Thorne was a Vice President, Engineering, of Eneco, Inc., a Salt Lake City, Utah, corporation engaged in the business of developing cold-fusion products. During Dr. Thorne's tenure at Eneco, Inc. the company was engaged primarily in the business of prosecuting patent applications relating to the cold-fusion technology. From 1989 to 1993, Dr. Thorne was employed as a patent consultant and patent agent with Foster & Foster, a Salt Lake City intellectual property law firm. Dr. Thorne holds eighteen patents and has published numerous technical publications. He has been a technical consultant and a member of Board of the Small Business Innovation Program of the State of Utah. Dr. Thorne manages all the patent and product development work for the Company. He holds a Ph.D. in Biophysics from the University of Utah.

  J. Clark Robinson. Mr. Robinson became a Vice President, Chief Financial Officer, Secretary and Director of the Company in September 1995. From 1974 to the present, Mr. Robinson has been General Manager of Lagoon Corporation, which operates an amusement park in the Salt Lake City, Utah, area. At present, Mr. Robinson spends approximately one-half of his time working for the Company and one-half of his time working for Lagoon Corporation. Mr.
Robinson has also been President of the International Association of Amusement Parks and Attractions, an international industry trade group. He holds a Masters degree in Business Administration from the University of Utah. Mr. Robinson is the brother of David A. Robinson, President, Chief Executive Officer and a Director of the Company, and the father of Bradley C. Robinson, Vice President, Operations, and a Director of the Company.

  Gary W. Farnes. Mr. Farnes is a Director of the Company. He has been a Director since 1995 and is currently the Senior Executive Vice President of Holy Cross Health System, a multi-hospital health care system headquartered in South Bend, Indiana. From 1977 to 1995, Mr. Farnes was employed by Intermountain Health Care, a regional hospital company. At the time that Mr. Farnes left Intermountain Health Care, he held the position of Vice President, Hospital Division. He holds a Bachelors degree in Business and Psychology from Brigham Young University and a Masters degree in Business Administration from George Washington University. Mr. Farnes is the father-in-law of Bradley C. Robinson, Vice President, Operations, of the Company.

  Robert R. Walker. Mr. Walker is a Director of the Company. Mr. Walker has been a Director since March 1994. He is currently self-employed as a consultant in the health care industry primarily in the area of start-up medical device companies. From 1976 to 1992, Mr. Walker was employed by IHC Affiliated Services Division of Intermountain Health Care, a regional hospital company, from which he retired as President of IHC Affiliated Services. He recently retired as the Chairman of the Board of AmeriNet, Inc., which is a national group purchasing organization for hospitals, clinics, detox/drug centers, emergency, nursing homes, private laboratories, psychiatric centers, rehabilitation facilities, surgical centers and institutions such as schools and prisons. Mr. Walker is a member of the American Hospital Association and the Hospital Financial Management Association. He holds a Bachelor of Science degree in Business Administration.

  Mr. Hollander was nominated to serve as a Director of the Company in August 1995, pursuant to an agreement between the Company and Capital Growth, as placement agent for certain securities of the Company. The agreement provided that Mr. Hollander, or another person nominated by Capital Growth, be elected for at least three one-year terms. Mr. Hollander resigned from the Board of Directors for personal reasons in March 1996. In addition, Mr. John
T. Clark, who was a Directo of the Company since November 1993, also resigned from the Board of Directors for personal reasons on March 5, 1996. The Company's Board is currently reviewing independent persons to fill the two vacancies existing on the Board. Other than as described above, there are no family relationships among any of the executive officers or directors of the Company.

  Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board. The Company's Board of Directors is divided into three classes. Beginning with the annual meeting of stockholders in 1996, one class of directors will be elected at each annual meeting of stockholders for a three-year term. Each year a different class of directors will be elected on a rotating basis. The terms of Gary W. Farnes and Robert R. Walker will expire in 1996. The terms of Gale H. Thorne and Brad C. Robinson will expire in 1997 and the term of David
A. Robinson and J. Clark Robinson will expire in 1998.

  The Board of Directors has an Executive Committee and Compensation
Committee. The Executive Committee has the authority to act on various matters requiring Board of Directors action. The Compensation Committee makes decisions regarding salaries and other compensation. As part of its responsibilities, the Compensation Committee administers the Company's "NQSOP".


 Item 11.  Executive Compensation.

   Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year.


Item 13.  Certain Relationships and Related Transactions.

   Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year.



                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)  The following documents are filed as part of this report:

     (1) Financial Statements

     Listed on page F-1 of the Financial Statements.

     (2) Financial Statement Schedules

     Listed on page F-1 of the Financial Statements.

  (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the fourth quarter ended December 31, 1995.

  (c)   Exhibits

     Listed on page 27 hereof.

                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 Specialized Health Products
                                 International, Inc.
                                 (Registrant)


Date:     March 29, 1996         By        /s/ David A. Robinson
          --------------           -----------------------------
                                 David A. Robinson
                                 President, Chief Executive
                                 Officer and Director


  Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                      Title                    Date
      ---------                      -----                    ----
  /s/ David A. Robinson     President, Chief Executive        March 29,1996
- -----------------------     Officer and Director (Principal
      David A. Robinson     Executive Officer

  /s/ Bradley C. Robinson   Director and Vice President       March 29,1996
- -------------------------
      Bradley C. Robinson

  /s/ J. Clark Robinson     Director, Vice President, Chief    March 29,1996
- -----------------------     Financial Officer and Secretary
      J. Clark Robinson     (Principal Financial and
                            Accounting Officer)

  /s/ Gale H. Thorne        Director and Vice President        March 29,1996
- --------------------
      Gale H. Thorne

  /s/ Robert R. Walker      Director                           March 29,1996
- ----------------------
      Robert R. Walker


                            EXHIBIT INDEX

Exhibits.

     Exhibit No.            Description                                 Page*
     -----------            -----------                                 -----
     3(i).1      Restated Certificate of Incorporation of the Company    47

     3(i).2      Articles of Incorporation of SHP                        52

     3(i).3      Articles of Amendment of SHP                            58

     3(i).4      Plan and Articles of Merger of Russco Resources, Inc.   63
                 into SHP (Incorporated by reference to Exhibit 3(i).1
                 to the Company's Current Report on Form 8-K dated
                 July 28, 1995)

     3(ii).1     Bylaws of the Company                                   64

     3(ii).2     Bylaws of SHP                                           84

     4.1         Form of Series A Warrant                               102

     4.2         Form of Series B Warrant                               117

     10.1        Agreement and Plan of Reorganization dated as of       132
                 June 23, 1995, among the Company, Russco Resources,
                 Inc., Scott R. Jensen and Specialized Health Products,
                 Inc.(Incorporated by reference to Exhibit 2.1 of the
                 Company's Current Report on Form 8-K, dated July 28, 1995.

     10.2    Placement Agreement between the Company, SHP and U.S.      132
             Sachem Financial Consultants, L.P., dated June 23, 1995

     10.3    Form of Employment Agreement with Executive Officers

     10.4    Form of Indemnity Agreement with Executive Officers and    169
             Directors

     10.5    Form of Confidentiality Agreement                          177

     10.6    Joint Venture Agreement between SHP and Zerbec, Inc.,      180
             dated as of October 30, 1995

     16.1    Letter re change in certifying accountant                  213

     21.1    Schedule of Subsidiaries                                   215

     _______________
<F1>
     * Refers to sequentially numbered copy.

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                             Financial Statements


                                                                       Page
                                                                       ----

Independent Auditors' Report                                            F-2

Consolidated Balance Sheets as of December 31, 1994, and 1995           F-3

Consolidated Statements of Operations for years ended December 31,
    1993, 1994, and 1995                                                F-4

Consolidated Statements of Stockholders' Equity (Deficit)
for the years ended December 31, 1993, 1994, and 1995                   F-5

Consolidated Statements of Cash Flows for the years ended December 31,
1993, 1994, and 1995                                                    F-6

Notes to Consolidated Financial Statements                              F-8










                       Independent Auditors' Report
                       ----------------------------


The Board of Directors and Stockholders
Specialized Health Products International, Inc.:


We have audited the accompanying consolidated balance sheets of Specialized Health Products International, Inc. and subsidiary as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from November 19, 1993 (date of inception) to December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Specialized Health Products International, Inc. and subsidiary as of December 31, 1994 and 1995, and the results of their operations and their cash flows for the years then ended and for the period from November 19, 1993 (date of inception) to December 31, 1993, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP

Salt Lake City, Utah
February 2, 1996

            SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

                      Consolidated Balance Sheets

                      December 31, 1994 and 1995

                            Assets                          1994      1995
                            ------                          ----      ----

Current assets:
  Cash and cash equivalents                             $      -     4,251,584
  Trade Accounts receivable                                  4,471     350,718
  Related party receivable (note 11)                             -     122,850
  Inventories                                                    -      16,322
  Prepaid expenses and other                                 5,436      34,017
                                                            ------    --------
    Total current assets
                                                             9,907   4,775,491
                                                            ------    --------
Equipment and furnishings, net of accumulated depreciation 285,770     812,049
  of $1,753 in 1994 and $8,196 in 1995 (note 3)
Other assets, net of accumulated amortization of $27,564   361,188     363,188
1994 and  $90,314 in 1995                                  -------     -------
                                                          $656,865   5,950,728
                                                          ========   =========
 Liabilities and Stockholders' Equity (Deficit)
- -----------------------------------------------

Current liabilities:
  Bank overdraft                                          $ 10,675           -
  Accounts payable                                          84,655     134,449
  Accrued expenses                                           7,800     446,474
  Due to stockholders (note 11)                            194,500           -
    Total current liabilities                              297,630     580,923
Stockholder loans (note 4)                                 358,333           -
Due to stockholders - long-term (note 11)                  100,000           -
    Total liabilities                                      755,963     580,923

9% cumulative redeemable preference stock, $1.50
par value.  Authorized 250,000 shares;  160,000            256,780           -
shares  issued and outstanding in 1994 (liquidation
value $256,780) (note 8)

Stockholders' equity (deficit) (notes 6 and 7):
  Preferred stock, $.389 par value in 1994 and
  $.001 par value in 1995.  Authorized 5,000,000
  shares; 1,440,000 shares issued and outstanding in
  1994 (liquidation value $560,000) and no shares
  issued and outstanding as of December 31, 1995          560,000

  Common stock, no par value in 1994 and $.02 par
value in 1995.  Authorized 50,000,000 shares; issued and
oustanding 1,363,500 in 1994 and 8,566,653 shares in 1995 209,800      171,333

  Common stock subscriptions receivable (note 6)         (198,500)    (259,500)

  Additional paid-in capital                                   -     9,316,028

  Accumulated deficit                                    (927,178)  (3,858,056)
                                                         ---------  -----------
      Total stockholders' equity (deficit)               (355,878)   5,369,805
                                                         ---------  -----------
Commitments and contingencies (notes 2, 5, 7, 10, and 12)
                                                         $656,865    5,950,728
                                                         ========    =========

See accompanying notes to consolidated financial statements

         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

              Consolidated Statements of Operations

  For the period from November, 19, 1993 (date of inception) to December 31,
         1993, and for the years ended December 31, 1994 and 1995

                                            1993       1994       1995
                                            ----       ----       ----
Sales                                   $      -      33,256      447,844
Cost of sales                                  -      21,669      294,171
                                            ----      ------      -------
      Gross profit                             -       11,587     153,673


Expenses:
  Research and development                     -      290,950     568,787
     Selling, general and administrative   3,450      620,022   2,368,873
  Write off of operating assets                -           -      255,072
                                           -----      -------   ---------


      Total expenses                       3,450      910,972   3,192,732
                                           -----      -------   ---------
      Operating loss                      (3,450)    (899,385) (3,039,059)


Other Income (expense):
Interest income                                -          237     135,428

Interest expense                               -       (7,800)    (15,858)
                                          -------      -------    --------
      Total other income (expense)             -       (7,563)    119,570

      Net loss                            (3,450)    (906,948) (2,919,489)


Dividends on preference stock                  -     (16,780)     (11,389)
                                         --------    --------     --------

Net loss attributable to common         $ (3,450)   (923,728)  (2,908,100)
 stockholders                             ========   =========  ===========
Net loss per common share               $      -       (.75)       (.68)
                                         ========   =========  ===========
Weighted average number of shares used
 for net loss per share                 1,170,000   1,224,074   4,269,131
 computation                            =========   =========   ==========

See accompanying notes to consolidated financial statements.

           SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
      Consolidated Statements of Stockholders' Equity (Deficit)
    For the period from November, 19, 1993 (date of inception) to December 31, 1993, and for the years ended December 31, 1994 and 1995


                                                          Common                                 Net stock-
                                                          stock         Additonal                holders
                        Preferred Stock   Common stock    subscription  Paid in     Accumulated  equity deficit
                        Shares  Amount    Shares Amount   receivable    capital      deficit     deficit
                        --------------    -------------   ------------  ---------   -----------  --------------

Issuance of common stock
   for cash at inception  -         -    1,170,000  1,300            -          -              -           1,300


Net Loss                  -         -           -      -            -          -         (3,450)         (3,450)
                        --------------    --------------  ------------  ---------   ------------  --------------

Balances at              - $        -    1,170,000 $1,300           -          -         (3,450)         (2,150)
 December 31, 1993


Issuance of
 preferred          1,440,000   560,000         -      -            -          -               -         560,000
 stock for cash

Issuance of
 common stock
 for services             -          -      193,500 208,500   (198,500)        -               -          10,000
 and stock
 subscription
 receivable

Unpaid                    -          -          -      -            -          -          (16,780)       (16,780)
 dividends on
 preference
 stock
Net loss                  -          -          -      -            -          -         (906,948)       (906,948)

                    ---------   -------     ------- -------   --------     ------        ---------       ---------
Balances at         1,4400,000  560,000   1,363,500 209,800   (198,500)        -         (927,178)       (355,878)
 December 31,
 1994

Issuance of
 preferred            362,403   604,001          -      -           -          -                 -         604,001
 stock for cash

Cash received
for stock                  -          -           -     -      190,000         -                 -         190,0
subscriptions
receivable

Services
provided for               -          -           -     -        8,500         -                 -           8,500
stock
subscriptions
receivable

Unpaid dividends
on preference              -          -           -      -           -         -            (11,389)       (11,389)
stock

Conversion of
debt for common            -          -     346,500 385,000          -         -                  -        385,000
stock (note 4)

Issuance of
additional
common shares              -          -      90,000 180,000          -      (180,000              -              -
to stockholders
under
antidilution
provisions

Business         (1,802,403)  (1,164,001) 2,102,403(696,752)        -      1,860,753              -              -
 combination
 (noteE1)

Issuance of
common stock              -           -   4,256,250  85,125         -     7,193,935               -         7,279,606
for cash net of
expenses (note 7)


Conversion of
debt for common           -           -      50,000   1,000        -        99,000                -           100,000
stock (note 7)

Issuance of
common stock
for stock                 -           -      70,000   1,400  (140,000)     138,600                -                 -
subscription
receivable
(note 7)

Cash received
for stock                 -           -           -       -    90,000          -                  -            90,000
subscription
receivable

Exercise of
stock options
for common                -           -    288,000    5,760  (209,500)     203,740                -                 -
stock
subscription
receivable
Net loss                  -           -          -        -         -          -          (2,919,489)      (2,919,489)
              -------------  ---------- ---------- -------- --------- ------------ ------------------  ---------------
Balances at               - $         -  8,566,653 $171,333   (259,500)  9,316,028        (3,858,056)       5,369,805
December 31,
1995
      =============  ========== ========== ========= ======== ============ ==================  ===============

See accompanying notes to consolidated financial statements.


              SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

                      Statements of Cash Flows

    For the period from November, 19, 1993 (date of inception) to December 31, 1993, and for the years ended December 31, 1994 and 1995

                                             1993     1994      1995
Cash flows from operating activities:
Net loss                                  $ (3,450)  (906,948)  (2,919,489)

Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                   -     29,317      74,542
  Common stock issued for services                -     10,000       8,500
  Loss on sale of equipment                       -          -       1,291
  Write off of operating assets                   -          -     255,072
Changes in operating assets and libilities
  Increase in trade accounts receivable           -     (4,471)   (346,247)
  Increase in prepaid expenses and other       (146)    (5,290)    (28,581)
   assets
  Decrease (increase) in inventories         (6,104)     6,104     (16,322)
  Increase in related party receivable            -          -    (122,850)
  Increase in accounts payable and accrued        -     92,455     488,468
   expenses                                  -------    ------    ---------
      Net cash used in operating activities  (9,700)  (778,833) (2,605,616)
                                             -------  --------- -----------

Cash flows from investing activities:
  Proceeds from the sale of equipment             -          -       2,943
  Capital expenditures                            -   (287,523)   (797,377)
  Payments to acquire patents and           (10,000)  (278,752)    (64,750)
   technology                               --------  ---------   ---------
      Net cash used in investing activities (10,000)  (566,275)   (859,184)

Cash flows from financing activities:
  Borrowings on due to stockholders               -    194,500            -
  Payments on due to stockholders                 -          -    (194,500)
  Proceeds from issuance of stockholder      18,700    339,633      44,167
   loans
  Payments on stockholder loans                   -          -     (17,500)
  Proceeds from issuance of common stock      1,300          -   7,279,060
  Proceeds from issuance of preferred stock       -    560,000     604,001
  Proceeds from issuance of redeemable            -    240,000            -
   preference stock
  Payments on redeemable preference stock and     -          -    (268,169)
   dividends
  Proceeds (payments) on bank overdraft           -     10,675     (10,675)
  Proceeds from stock subscriptions               -          -     280,000
   receivable                                ------   --------   ----------
      Net cash provided by financing         20,000  1,344,808   7,716,384
       activities                            ------  ---------   ----------
Net increase (decrease) in cash                 300       (300)  4,251,584

Cash at beginning of year                         -        300           -
                                             ------  ---------  ----------
Cash at end of year                         $   300          -   4,251,584
                                             ======  =========  ==========

         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

        Consolidated Statements of Cash Flows (continued)

  For the period from November, 19, 1993 (date of inception) to
                       December 31, 1993,
        and for the years ended December 31, 1994 and 1995

                                                 1993     1994     1995

Supplemental Disclosure of Cash Flow Information
- ------------------------------------------------
Cash paid during the year for interest       $      -        -    15,858

Supplemental Disclosures of Noncash
 Investing and Financing Activities
- -----------------------------------
Dividends on redeemable preference stock     $      -   16,780    11,389

Common stock issued for subscription                -  198,500   349,500
  receivable

Conversion of stockholder loans and due to          -        -   485,000
  stockholders to common stock

Acquisition of purchased technology and
  patents for stockholder payable                   -   100,000        -

See accompanying notes to consolidated financial statements.


         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

           Notes to Consolidated Financial Statements

  For the period from November 19, 1993 (date of inception) to
                       December 31, 1993,
       and for the years ended December 31, 1994 and 1995


(1)Summary of Significant Accounting Policies

   (a)Organization and Business Description

Specialized Health Products, Inc. (Specialized Health) was organized November 19, 1993, with a commercial objective to develop, manufacture, and market safe, easy-to-use and cost-effective products for the health care industry. Initial development has focused on products that limit or prevent the spread of blood-borne diseases. The Company has several products currently in the production or development stage. The sharps container is the only product which is currently in the production stage. This device is designed to provide means for disposing of sharps in order to reduce the potential for accidental needle sticks. The other two major product lines are the lancet and the needle withdrawal technology; both are in the development stage. The lancet device is designed to provide a nonreusable,safer, and less painful way of obtaining small blood samples from patients. The needle withdrawal technology is designed to automatically retract needles directly from the injection site while providing permanent and safe containment of the needle. Specialized Health's activities since inception have principally consisted of obtaining financing, recruiting personnel, conducting research and development, developing products, and identifying and contracting with manufacturers. The Company conducts its operations primarily in the Continental United States.

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

At the closing of the business combination, (a) the 300,000 shares of Russco's common stock previously outstanding (as adjusted for a reverse stock split) remained outstanding as common stock of the Company and (b) Russco issued 3,602,403 shares of its common stock for all of the issued and outstanding shares of Specialized Health's common stock and preferred stock. The business combination has been treated for accounting purposes as a "reverse merger" wherein Specialized Health has been shown as the acquiring company even though Russco issued its common shares to acquire Specialized Health because the stockholders of Specialized Health received the significant majority of the outstanding common stock of the Company and management of Specialized Health became the management of the Company. Because Russco had limited operations, the business combination has been accounted for as a purchase transaction with the net assets of Russco (which were insignificant) being recorded at their fair value at the date of closing and operating results of Russco prior to the business combination not being included with the historical operating results of Specialized Health.

Contemporaneously with the business combination, Specialized Health engaged in a private placement of securities wherein 4,376,250 shares of the Company's common stock were issued, net of offering costs, for consideration of $7,519,060, as more fully discussed in note 7.


         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

           Notes to Consolidated Financial Statements

       For the period from November 19, 1993 (date of inception) to December 31, 1993, and for the years ended December 31, 1994 and 1995

   (a)Organization and Business Description (continued)
      -------------------------------------

       The accompanying consolidated financial statements subsequent to the business combination include the accounts of the Company and its wholly-owned subsidiary Specialized Health. All intercompany accounts and transactions have been eliminated in consolidation. Prior to the business combination Specialized Health had no subsidiary.

   (b)Cash and Cash Equivalents
      -------------------------

       Cash and cash equivalents are comprised of a checking and money market account. The Company considers all investments with original maturities of three months or less to be cash equivalents.

   (c)Inventories
      -----------

       Inventories which consist primarily of finished goods are stated at the lower of cost or market. Cost is determined using the first-in first-out method.

    (d) Other Assets
        ------------

       The Company has included in other assets at December
       31, 1994 and 1995, the cost of purchased technology and patents, and related patent costs amounting to $388,752 and $453,502, respectively, which is being amortized using the straight-line method over seven years. These assets include the following technologies: acquisitions from third parties include a catheter closure patent; lancet patent; the sharps container technology acquired from Sharp-Trap, Inc.; and an Automatic Needle Withdrawing and Securing System purchased from Gale H. Thorne, a director and employee. Management evaluates the recoverability of these costs on a periodic basis, based on sales of the product related to the technology, revenue trends, and projected cash flows based on estimates of future sales.

   (e)Equipment and Furnishings
      -------------------------

       Equipment and furnishings are stated at cost and consist primarily of manufacturing molds and equipment, and office furniture and fixtures. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets which is 5 years with the exception of manufacturing equipment which is depreciated on the straight-line method over 7 years or the units-of-production method whichever is greater.

    (f)Revenue Recognition
       -------------------

       Revenues are recognized upon shipment of products.
       Sales recorded in the year ended December 31, 1994, relate primarily to products received upon acquisition of technology and patents.


         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

           Notes to Consolidated Financial Statements

      For the period from November 19, 1993 (date of inception) to December 31, 1993, and for the years ended December 31, 1994 and 1995

    (g)Research and Development Costs
       ------------------------------

       Research and development costs are expensed as incurred.

    (h)Income Taxes
       ------------

       Income taxes are recorded using the asset and liability method for all periods presented in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   (i)Net Loss Per Common Share
      -------------------------

       Net loss per common share is based on the weighted average number of common shares outstanding. Stock options, warrants, and preferred shares prior to conversion are not included in the calculation because their inclusion would be antidilutive and reduce the net loss per share amount.

   (j)Reclassification
      ----------------

       Certain amounts in 1994 have been reclassified to conform with 1995 classifications.

   (k)Fair Value Disclosure
      ---------------------

       At December 31, 1995, the book value of the CompanyOs financial instruments approximates fair value.

   (l)Use of Estimates
      ----------------

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.




         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

           Notes to Consolidated Financial Statements

      For the period from November 19, 1993 (date of inception) to December 31, 1993, and for the years ended December 31, 1994 and 1995

    (2)Investments
       -----------

      In October 1995, the Company entered into an agreement with a third party to form a joint venture Quantum Imaging Corporation (Venture) to develop an improved filmless X-Ray system. For a fiftyEpercent interest in the Venture (before dilution by financing investors), the Company is obligated to pay to the Venture $15,000 a month, which is paid to the other Venture partner to perform research and development on the VentureOs behalf. Additionally, the Company is obligated to pay the general and administrative expenses of the Venture up to $15,000 per month. These obligations continue through September of 1996, and are cancelable only upon 30 days written notice and failure of the other Venture partner to meet requirements as specified in the Venture agreement. Unless this agreement is terminated, the Company is obligated at December 31, 1995 for a minimum of $135,000 and up to an additional $135,000 as general and administrative expenses are incurred by the Venture. In managementOs opinion, for the Venture to be successful, it must raise between $3,000,000 and $6,000,000. The Company contributed total capital of $83,624 to the joint venture during 1995, all of which the Company expensed and the Venture used to fund research and development and administrative expenses. Assets and liabilities as of December 31, 1995 were immaterial.



 (3)Equipment and Furnishings
    -------------------------

   Equipment and furnishings consist of the following:

                                                   1994     1995
                                                   ----     ----
      Assembly and manufacturing equipment     $     750   33,605

      Manufacturing molds                        276,370  245,753

      Office furnishings and fixtures             10,403  144,992

      Construction-in-progress                         -  395,895
                                                --------  -------

                                                 287,523  820,245

      Less accumulated depreciation               (1,753)  (8,196)

                                              $  285,770  812,049
                                                ========  =======

   During 1995, operating assets comprised primarily of manufacturing molds totaling $255,072 were written off. The molds became obsolete due to design changes in the sharp container technology.



            SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

               Notes to Consolidated Financial Statements

        For the period from November 19, 1993 (date of inception) to December 31, 1993, and for the years ended December 31, 1994 and 1995

(4)Stockholders' Loans
   -------------------

   During 1994 and 1995, prior to the business combination certain existing stockholders made direct loans to Specialized Health aggregating $385,000 and bearing interest at ten percent under a bridge loan agreement. Subscriptions under the bridge loan agreement were offered proportionately to stockholders based on the number of shares held. The subscribers to the bridge loan agreement were issued a total of 346,500 warrants permitting them to acquire an equal number of shares of common stock at $1.11 per share on or before December 31, 1996. No value was ascribed to the warrants. In connection with the business combination discussed in note 1, the 346,500 warrants were exercised through conversion of the outstanding loans.


(5)Leases
   ------

   The Company leases office space, equipment, and vehicles under noncancelable operating leases. Future minimum lease payments under these leases are as follows:

        Fiscal year ending December 31:
        1996                                         $ 107,972

        1997                                            93,132

        1998                                            38,718
                                                       -------

                                                     $ 239,822
                                                       =======

   Rent expense was $1,881 for the period from November 19, 1993
   (date of inception) to December 31, 1993, $52,051 in 1994, and $67,091 in 1995.


 (6)Stock Options
    -------------

   In 1995, the Company adopted a nonqualified stock option plan whereby it has reserved 1,284,998 shares of its common stock for issuance to officers, directors, and employees. At the time of adoption, the Company granted options to acquire 1,171,810 shares of common stock at $2.00 per share of which 1,117,000 vested immediately, and 54,810 vest at various times over the next three years. The options expire five years from date of grant.

   During 1994, the Board of Directors of Specialized Health approved a nonqualified stock option plan for its officers, directors, and employees and authorized 396,000 shares of common stock for issuance upon the exercise of options granted under this plan. The exercise price of the options is equivalent to the estimated fair market value of the stock as determined by the Board of Directors at the date of grant. The number of shares, terms, and exercise period are determined by the Board of Directors on an option-by-option basis. During 1994, options to acquire 396,000 common shares were granted at a price range of $.39 to $1.11 per share. No options were exercised or lapsed during 1994. On
   September 1, 1995, options to acquire 288,000 shares were exercised from which the Company received $209,500 in a common stock subscription receivable. All common stock subscription receivables are due within one year. The remaining 108,000 shares will become exercisable over the next eighteen months, have an option price of $.39 per share, and expire in 2004.



           SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

             Notes to Consolidated Financial Statements

       For the period from November 19, 1993 (date of inception) to December 31, 1993, and for the years ended December 31, 1994 and 1995


(7)Preferred and Common Stock
   --------------------------

   The Company has authorized 50,000,000 shares of common stock with $.02 par value and 5,000,000 shares of preferred stock with a par value of $.001 per share.

   In connection with the business combination discussed in note 1, Specialized Health completed a 9 for 1 forward stock split of both its common and preferred stock. The number of common and preferred shares and per share amounts presented in the accompanying consolidated financial statements have been restated for the effect of this split. In addition, the Company issued 90,000 shares of common stock to non-affiliated shareholders existing at the time of the private placement under antidilutive provisions.

   Specialized Health and the Company engaged in a private placement of securities in July 1995, wherein 860.25 units were sold for $10,000 per unit for total consideration, net of expenses of $7,519,060. This consideration was comprised of $7,279,060 of cash, $100,000 of debt converted to common stock, and a common stock subscription receivable of $140,000. The private placement was completed contemporaneously with the business combination. In the private placement, the Company sold an aggregate of $4,301,250 shares of the Company's $.02 par value common stock and Series A warrants to purchase an aggregate of 2,580,750 shares of the Company's common stock at a price of $3.00 per share, exercisable for a period of two years from the date of effectiveness of a registration statement covering the issuance of the shares of common stock underlying the Series A warrants.

   For services provided in connection with the private placement of securities, the underwriter received a commission of $860,251 in cash, 75,000 shares of common stock, Series A warrants to purchase 530,125 shares of common stock for $3.00 per share, and Series B warrants to purchase 1,290,375 shares of common stock for $2.00 per share. The warrants expire on the earlier of (a) two years from the effective date of a registration statement under the Securities Act covering the issuance of the shares of common stock underlying such warrants or (b) the date specified in a notice of redemption from the Company in the event that the closing price of the common stock for any ten consecutive trading days preceding such notice exceeds $6.00 per share and subject to the availability of a current prospectus covering the underlying shares. The Company may redeem all or a portion of the warrants, in each case at $.001 per warrant upon at least 20 days prior written notice to the warrant holders. The warrants may only be redeemed if a current prospectus is available with respect to the issuance of shares of common stock upon the exercise thereof. At December 31, 1995 the Company has a common stock subscription receivable amounting to $50,000 from the underwriter.

   The underwriter had a continuing relationship with the Company pursuant to which the underwriter was to provide financial advisory and investment banking services to the Company through July 1997. The Company was to pay the underwriter $4,000 per month for such services.
   Additionally, the underwriter had the right of first refusal to undertake any financings of the Company during this period. Subsequent to year end, the Company amended their agreement with the underwriter canceling the monthly service fees and the underwriters right of first refusal. The Company signed a new agreement with PaineWebber to act as its exclusive financial advisor and to assist in the development of strategic alliances.

   Also, during 1995 the Company issued a warrant to a nonaffiliated stockholder of the Company to purchase 45,000 shares of common stock at $1.67 per share. This warrant expires in 1996.



              SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

                Notes to Consolidated Financial Statements

         For the period from November 19, 1993 (date of inception) to December 31, 1993, and for the years ended December 31, 1994 and 1995


(7)Preferred and Common Stock  (continued)
   ---------------------------------------

   Each preferred and common share of Specialized Health was converted into one common share of the Company in connection with the business combination.

   The Company has granted to a director and certain officers the right to receive up to an aggregate of 2,000,000 additional shares of common stock based upon the level of pre-tax consolidated net income (PTNI) for 1996, 1997, or 1998.
   If PTNI equals of exceeds $1,500,000, $5,000,000, or $8,000,000 in any of these years these individuals will receive an aggregate of 350,000, 1,100,000, or 2,000,000 common shares, respectively, less shares previously received but no more than an aggregate of 2,000,000 shares.

   The Company expects that the issuance of such shares will be deemed to be the payment of compensation to the recipients and will result in a charge to the earnings of the Company in the year or years the shares are earned, in an amount equal to the fair market value of the shares. This charge to earnings could have a substantial negative impact on the earnings of the Company in the year or years in which the compensation expense is recognized.

   The effect of the charge to earnings associated with the issuance of the shares could place the Company in a net loss position for the relevant year, even though the PTNI was at a level requiring the issuance of the shares. Because the shares are issuable based on the results of a single year, the PTNI in a particular year could require the issuance of shares even though the cumulative PTNI for the three years 1996, 1997, and 1998, or any combination of those years, could reflect a lower amount of PTNI that would not require the Company to issue such shares or even a pre-tax net loss.


(8)Redeemable Preference Stock
   ---------------------------

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




             SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

              Notes to Consolidated Financial Statements

        For the period from November 19, 1993 (date of inception) to December 31, 1993, and for the years ended December 31, 1994 and 1995


(9)Income Taxes
   ------------

   There was no income tax expense in 1993, 1994, and 1995, due to net operating losses. The difference between the expected tax benefit and the actual tax benefit is primarily attributable to the effect of start-up costs and net operating losses being offset by an increase in the Company's valuation allowance. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and December 31, 1995, are presented below:


                                                1994         1995
                                                ----         ----
      Deferred tax assets:

      Organization costs                       $  5,138     3,854

      Start-up costs                              1,030       720

      Patent costs                                    -    19,244

      Net operating loss carryforwards          275,843 1,374,198

      Accrued compensation                       57,629         -

      Accrued vacation                                -    19,894
                                                -------  --------

      Total gross deferred tax assets           339,640 1,417,910

      Less valuation allowance                 (339,579)(1,417,910)
                                               --------- ----------

      Net deferred tax assets                        61         -

       Deferred tax liability - equipment,
        principally due to differences in            61         -
        depreciation
                                               ---------- ----------

       Total gross deferred tax liability            61         -
                                               ---------- ----------

      Net deferred tax liability               $      -         -
                                               ========== ==========

   The net change in the total valuation allowance for the years ended December 31, 1994 and 1995, was an increase of $338,292 and $1,078,331, respectively. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets will be recognized as an income tax benefit to be reported in the statement of operations.

   At December 31, 1995, the Company had total tax net operating losses of approximately $3,684,177, that can be carried forward to reduce federal income taxes. If not utilized, the tax loss carryforwards expire beginning in 2009.

   Under the rules of the Tax Reform Act of 1986, the Company has undergone a greater than 50Epercent change of ownership. Consequently, a certain amount of the Company's net operating loss carryforward available to offset future taxable income in any one year may be limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforwards not utilized in prior years.



             SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

               Notes to Consolidated Financial Statements

        For the period from November 19, 1993 (date of inception) to December 31, 1993, and for the years ended December 31, 1994 and 1995

(10)Commitments and Contingencies
    -----------------------------

   The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that such matters will not have a material impact on the Company's financial position or results of operations.

   As a result of the acquisition of certain product rights and related patents the Company is required to pay a specified royalty on future sales of products related to these rights and patents.


(11)Related Party Transactions
    --------------------------

   Related party receivables at December 31, 1995 represent advances to certain related parties. During 1995 the Company paid to an entity, owned in part by a shareholder of the Company, $231,475 as reimbursement for expenses it expended on behalf of the Company and as consulting fees.

   Amounts due to stockholders in 1994 consisted of unpaid consulting expenses of $154,500 and a $40,000 note payable. The note payable was replaced subsequent to year-end with a line of credit from a commercial bank in the amount of $100,000 due November 1995 bearing interest at prime plus two percent. Long-term amounts due to a stockholder related to the acquisition of purchased technology, and are non-interest bearing. These amounts were repaid in 1995, and as of December 31, 1995 there were no remaining amounts due.


(12)Business and Credit Concentrations
    ----------------------------------

   During 1995, the CompanyOs revenues were solely from the sale of the sharps container of which $418,509 represented sales to a single distributor. At December 31, 1995, the Company had $348,266 of trade accounts receivable due from this customer for which payment was received subsequent to year-end.

   The Company currently buys all of its sharp containers, the CompanyOs only device in production, from one supplier. Although there are a limited number of manufacturers who could manufacture this device, management believes that other suppliers could provide similar services on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales.

   Additionally, the Company has a limited direct sales force and no third party agreements to distribute its products which may result in limited sales of the CompanyOs products.


(13)Fourth Quarter Results
    ----------------------

   During the fourth quarter, the aggregate effect of year end adjustments, which related to prior quarters, increased the net loss approximately $457,000.




            SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

               Notes to Consolidated Financial Statements

          For the period from November 19, 1993 (date of inception) to December 31, 1993, and for the years ended December 31, 1994 and 1995


(14)Accounting Standards Issued Not Yet Adopted
    -------------------------------------------

   In March of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of (FASB 121). The Company is required to adopt the provisions of this statement for years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The impact of FASB 121 is not expected to have a material affect on the Company.

   In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (FASB 123). The Company is required to adopt the provisions of this statement for years beginning after December 15, 1995. This statement encourages all entities to adopt a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic-value method of accounting prescribed by APB opinion No. 25, Accounting for Stock Issued to Employees (APB
   25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in this statement had been applied. It is currently anticipated that the Company will continue to account for employee stock options or similar equity instruments in accordance with APB 25 and provide the disclosures required by FASB 123.



                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


                            _______________




                               EXHIBITS

                                  to

                   FORM 10-K REGISTRATION STATEMENT


               Under the Securities Exchange Act of 1934



                            _______________





            Specialized Health Products International, Inc.




Exhibits.


     Exhibit No.              Description                         Page*
     ----------               -----------                         -----

     3(i).1      Restated Certificate of Incorporation of the
                  Company

     3(i).2      Articles of Incorporation of SHP

     3(i).3      Articles of Amendment of SHP

     3(i).4      Plan and Articles of Merger of Russco
                  Resources, Inc., into SHP (Incorporated
                  by reference to Exhibit 3(i).1 to the Company's
                  Current Report on Form 8-K dated July 28, 1995)

     3(ii).1     Bylaws of the Company

     3(ii).2     Bylaws of SHP

     4.1         Form of Series A Warrant

     4.2         Form of Series B Warrant

     10.1        Agreement and Plan of Reorganization dated as
                   of June 23, 1995, among the Company, Russco
                   Resources, Inc., Scott R. Jensen and Specialized Health Products, Inc.(Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated July 28, 1995.

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

     10.3        Form of Employment Agreement with Executive
                  Officers

     10.4        Form of Indemnity Agreement with Executive
                  Officers and Directors

     10.5        Form of Confidentiality Agreement

     10.6        Joint Venture Agreement between SHP and
                  Zerbec, Inc., dated as of October 30, 1995

     16.1        Letter re change in certifying accountant

     21.1        Schedule of Subsidiaries

     27.1        Financial Date Schedule
                 _______________

* To be filed by amendment.
**   Refers to sequentially numbered copy.