Form 10-K/A
period 1995-12-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 1996-06-26
CIK 790228

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                     ______________________

                           FORM 10-K/A
                        (Amendment No. 1)

                     Annual Report Pursuant
                  to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
                         (FEE REQUIRED)

                    For the fiscal year ended
                        December 31, 1995

                     Commission file number
                             0-26694

         Specialized Health Products International, Inc.
     (Exact name of registrant as specified in its charter)


           Delaware                         87-0431035
(State or other jurisdiction of    (IRS employer identification
        incorporation)                         no.)


    655 East Medical Drive,               (801) 578-3580
     Bountiful, Utah 84010
(Address of principal executive  (Registrant's telephone number,
           offices)                    including area code)

   Securities registered pursuant to Section 12(g) of the Act:

      Title of each class         Name of each exchange on which
                                            registered
 Common Stock, $.02 Par Value                  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [x]  Yes   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of voting stock held by non-affiliates of the registrant at March 26, 1996, was $78,023,231.
On that date, there were 8,566,653 outstanding shares of the registrant's common stock.

Item 6.  Selected Financial Data.

                    The following data have been derived from the Company's consolidated financial statements that have been audited by KPMG Peat Marwick LLP, independent auditors. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the Financial Statements and related Notes appearing elsewhere herein:

                                         Period Ended (1)
                                     Nov.
                                     19,       Dec. 31,     Dec.
                                     1993        1994       31,
                                   (incept                  1995
                                   ion) to
                                   Dec. 31
                                    , 1993

Statement of Operations Data:
Sales                            $        _       33,256     447,844
Cost of sales                             _       21,669     294,171
                                 ------------------------------------
Gross profit                              _       11,587     153,673

Expenses:
Research and development                  _      290,950     804,639
Selling, general and                  3,450      620,022   2,133,021
  administrative

Write off of operating assets             _            _     255,072
                                 ------------------------------------
Total expenses                         3,450      910,972  3,192,732
                                 ------------------------------------
Operating loss                        (3,450)    (899,385)(3,039,059)
Net other income (expense)                 _       (7,563)   119,570
                                 ------------------------------------
Net loss                              (3,450)    (906,948)(2,919,489)
Dividends on preference stock              _      (16,780)   (11,389)
                                 ------------------------------------
Net loss attributable to common   $   (3,450)    (923,728)(2,930,878)
  stockholders                   =====================================
Net loss per common share        $         _         (.75)      (.69)
                                 =====================================
Weighted average number of shares
used for net loss per share        1,170,000    1,224,074   4,269,131
computation (2)                  =====================================

Balance Sheet Data (at period
end):

Working capital                  $  (12,150)    (287,723)   4,194,568
Total assets                         16,550      656,865    5,950,728
Long-term debt, less current              _      458,333            _
  maturities
Total stockholders equity            (2,150)    (355,878)   5,369,805
  (deficit)

__________________________________________________________

Notes:
<F1>

(1)              Excludes Specialized Health Products
  International, Inc. (formerly, Russco, Inc.) which had no operations prior to the acquisition on July 28, 1995 wherein the Company acquired Specialized Health Products, Inc. (the
  "Acquisition"), and is immaterial.
<F2>
(2) Net loss per common share is based on the weighted average number of common shares outstanding. Stock options and warrants, and preferred shares prior to conversion, are not included in the calculation because this inclusion would be anti-dilutive and reduce the net loss per share amount.

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

Overview

     From its inception, the Company has incurred losses from operations. As of December 31, 1995, the Company had cumulative net losses totaling $3,858,056. To date, the Company's principal focus has been the design, development, testing, and evaluation of its Safety Cradle(R) sharps containers, SafetyStrip(TM) lancet, ExtreSafe(TM) medical needle technology, intravenous flow gauge system, blood collection device, and other products, and the design and development of its molds and production processes relating to its Safety Cradle(R) sharps containers.

     In 1994, the Company had limited sales of its sharps containers due, in part, to the fact the molds used to produce the sharps containers had not been completed and come on line. Certain of the Company's Safety Cradle(R) sharps container molds were completed in the first half of 1995, and additional Safety Cradle(R) sharps container molds were completed in the second half of 1995. As molds were completed, the Company's sales increased from $33,256 for 1994 to $447,844 for 1995. During the fourth quarter of 1995 the Company had sales of $5,503. The decrease in sales during the fourth quarter of 1995 was related to the Company's inability to use the molds during a good part of the fourth quarter of 1995 due to improvements that were being made to the molds. Said improvements were completed in the first quarter of 1996 and will affect sales during the first quarter of 1996.

     During the fourth quarter of 1995, the aggregate effect of year end adjustments, which relate to prior quarters, increased the net loss by approximately $457,000. These adjustments were primarily the result of a write off of operating assets and amounts capitalized as research and development and adjustments to consulting and expense reimbursement.

     The Company anticipates that commercial production of its SafetyStrip(TM) lancet, will commence in 1996. Provided the necessary FDA approvals are obtained, of which there is no assurance, the Company anticipates commercial production of the ExtreSafe(TM) catheter, ExtreSafe(TM) phlebotomy device and
ExtreSafe(TM) syringe will commence in 1997.   The Company's
other ExtreSafe(TM) medical needle technology products, intravenous flow gauge and blood collection device are conceptual ideas in the research stage. No assurance can be given, however, that the Company will be able to adhere to these time frames or that such products will ever go to market.

Years Ended December 31, 1995 and December 31, 1994

     The Company had sales of $447,844 for the year ended December 31, 1995, and sales of $33,256 for the year ended December 31, 1994. These revenues were derived largely from the sale of sharps containers that were produced on a limited basis during 1994. Commercial manufacture and sale of additional sizes and versions of the Company's sharps containers were introduced in the third and fourth quarters of 1995. At present, the only product the Company is selling is its Safety Cradle(R) sharps container products. Moreover, during 1995 $418,509 or ninety-three percent of the Company's sales were through Moore Medical Corp., a non-exclusive distributor for the Safety Cradle(R) sharps container products. The Company does not have and has not had a distribution agreement with Moore Medical Corp. requiring Moore Medical Corp. to buy or sell any of the Company's products.

     The Company's trade accounts receivable were $350,718 at December 31, 1995, compared with $4,471 at December 31, 1994. Of the $350,718 amount, $348,266 was owed to the Company by a single distributor of the Company's sharps container products. The $348,266 was collected in full from the distributor on March 15, 1996. The Company believes the remaining trade accounts receivable owing as of December 31, 1995 are collectible.

     Research and development expenses were $804,639 for the year ended December 31, 1995, compared with $290,950 for the year ended December 31, 1994. The Company's efforts in the year ended December 31, 1995, were focused on refining the design and molds for its Safety Cradle(R) sharps container products, and upon the design and development of its SafetyStrip(TM) and ExtreSafe(TM) medical needle technology, intravenous flow gauge system, and blood collection device. The Company's efforts in the year ended December 31, 1994, were focused on refining the design and producing molds for its Safety Cradle(R) sharps container products.

     General and administrative expenses were $2,133,021 for the year ended December 31, 1995, compared to $620,022 for the year
ended December 31, 1994.    The increased costs resulted largely
from the following increases in expenditures. First, selling costs increased from $4,563 for the year ended December 31, 1994 to $360,694 for the year ended December 31, 1995. The increase in selling costs were primarily a result of an increase in the expenditures made by the Company to market and sell its Safety Cradle(R) sharps container products. Next, salaries and benefits increased from $201,328 for the year ended December 31, 1994 to $592,642 for the year ended December 31, 1995. The increase resulted primarily from the hiring of additional product development, sales and marketing personnel to support sales and commercialization of the Company's products as well as pay increases granted to certain of the Company's employees. Next, legal, accounting and other professional and consulting fees increased from $179,674 for the year ended December 31, 1994 to $548,034 for the year ended December 31, 1995. The increase in costs was primarily from accounting and legal expenses associated with the Acquisition, the filing of a Form S-1 registration statement, increased financing activities and expenses associated with litigation. Finally, travel and entertainment costs increased from $56,812 for the year ended December 31, 1994 to $182,989 for the year ended December 31, 1995. The increase resulted primarily from increased costs associated with financing, manufacturing, selling and marketing activities.

     Net other income was $119,570 for the year ended December 31, 1995, compared with net other expense of $7,563 for the year ended December 31, 1994. The other income for year ended December 31, 1995, relates primarily to interest earned on funds derived from the sale of the Company's equity securities in a private placement which closed in August 1995 wherein the Company raised gross proceeds of $8,602,500 (net proceeds of $7,519,060). Net other expense was $7,563 for the year ended December 31, 1994. The other expense relates to the accrued interest on certain notes payable and the interest on the Company's line of credit.

Year Ended December 31, 1993

     SHP was formed in November of 1993. SHP had no revenues from inception to December 31, 1993. The principal activity of SHP during this period was negotiation and acquisition of the certain intellectual property relating to the sharps containers. SHP had no research and development or financing expenses. The general and administrative expenses of SHP totaled $3,450, which were devoted largely to activities relating to the acquisition of the Sharp-Trap(R) patents, (See "Business") patent applications and related intellectual property.

     During the periods prior to November 1993, the Company (not including SHP) had no operations and its financial results were immaterial

Liquidity and Capital Resources

     The Company's need for funds has increased from period to period as it has increased its research and development activities, expanded staff, and commenced the purchase and construction of molds and production equipment. To date the Company has financed its operations principally through borrowings and private placements of equity securities and debt. Through December 31, 1995, the Company had received net cash from financing activities approximately $9,100,000 through financing activities. The bulk of the proceeds from the Company's financing activities resulted from the sale of equity securities. As of December 31, 1995, the Company's liabilities totaled $580,923. All of these liabilities are current liabilities. The Company had working capital at the year ended December 31, 1995 of $4,194,568 and the Company used net cash in operating activities of $2,605,616 in 1995.

                 The Company has 3,110,875 Series A Warrants and 1,290,375 Series B Warrants outstanding which are exercisable for shares of Common Stock of the Company at a price of $3.00 per share in the case of Series A Warrants and $2.00 per share in the case of Series B Warrants, and expire on the earlier of (a) two years from the date of effectiveness of a registration statement under the Securities Act covering the Common Stock underlying such Warrants, which period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Securities Act is not available, or (b) the date specified in a notice of redemption from the Company (subject to the prior right of the holder to exercise the Warrants for at least 20 days following the date of such notice) in the event that the closing price of the Common Stock for any ten consecutive trading days preceding such notice exceeds $6.00 per share and subject to the availability of a current prospectus covering the underlying stock. Thus, the Company may accelerate the expiration of the Warrants in the event that the average market price of the Common Stock exceeds $6.00 per share, in which event the holders of the Warrants would be permitted to exercise the Warrants during a period of not less than 20 days following notice of such an event. The exercise of all the Series A and Series B Warrants would result in a gross cash inflow to the Company of $11,913,375. The Company presently intends to accelerate the expiration of the Warrants when and if such conditions are met. All of the Warrants are currently outstanding. There can be no assurance, however, that any of the Warrants will be exercised.

                 Prior to the Acquisitions, SHP issued to a nonaffiliated shareholder a warrant to purchase 45,000 shares of Common Stock at $1.67 per share. Said warrant was issued by SHP in exchange for cash. This warrant expires in 1996 and became an outstanding obligation of the Company, rather than of SHP, on July 28, 1995 (the date of the Acquisition).

     On September 1, 1995, the Company adopted a Company's non-qualified stock option plan ("NQSOP") wherein the Company is authorized to grant options to purchase up to 1,284,998 shares of Common Stock of the Company. Pursuant to the NQSOP, in September 1995, the Company granted stock options to purchase 1,151,810 shares of Common Stock, and in November , the Company issued stock options to purchase 20,000 shares of Common Stock. All of these stock options are immediately exercisable. These options expire in 2000.

     In addition to the options outstanding under the NQSOP, the Company also has 108,000 options outstanding that were issued under the SHP NQSOP and that became obligations of the Company pursuant to the terms of the Acquisition. The SHP NQSOP options allows the holders thereof to purchase 108,000 shares of the Company's common stock at $0.39 per share. In April 1996, 22,500 of options issued under the SHP NQSOP expired and 22,500 such options were exercised. The remaining 63,000 outstanding SHP NQSOP options expire in 2004.

  The Company also gave certain officers and directors of the Company the opportunity to receive up to an aggregate of 2,000,000 shares of Common Stock (the "Earn-Out Shares"). Any issuance of Earn-Out Shares would be based upon the level of pre-tax consolidated net income, adjusted to exclude any expense arising from the obligation to issue or the issuance of the Earn-Out Shares and any income or expense associated with non-recurring or extraordinary items as determined in accordance with generally accepted accounting principles ("Adjusted PTNI").

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

     The effect of the charge to earnings associated with the issuance of Earn-Out Shares could place the Company in a net loss position for the relevant year, even though the Adjusted PTNI was at a level requiring the issuance of Earn-Out Shares. Because Earn-Out Shares are issuable based on the results of a single year, the Adjusted PTNI in a particular year could require the issuance of Earn-Out Shares even thought he cumulative Adjusted PTNI for the three years 1996, 1997 and 1998, or any combination of those years, could reflect a lower amount of Adjusted PTNI that would not require the Company to issue such Earn-Out Shares or even a loss at the Adjusted PTNI. There is no assurance that years subsequent to the year or years in which Earn-Out Shares are issued will produce the same level of Adjusted PTNI or will be profitable. The management of the Company may have the discretion to accelerate or defer certain transactions that could shift revenue or expense between years or otherwise affect the Adjusted PTNI in any year or years.

     The Company has agreed to file a registration statement under the Securities Act with respect to the Earn-Out Shares, when issued. The issuance of the Earn-Out Shares, or the perception that the issuance of such stock may occur, could adversely affect prevailing market prices for the Common Stock.

     In October, 1995, the Company entered into an agreement with a third party to form a joint venture (the "Venture"), in the form of a corporation (Quantum Imaging Corporation) to develop an improved filmless digitized imaging system. For a fifty percent interest in the Venture (before dilution by financing investors), the Company is obligated to pay the Venture $15,000 per month for a twelve month period. The Company contributed total capital of $83,624 to the Venture during 1995. The Company's obligations to the Venture are cancelable upon thirty (30) days written notice or failure of the other Venture partner to meet requirements as specified in the Venture agreement. In the opinion of Company management, in order to be successful the Venture must raise between $3,000,000 and $6,000,000. The Company contributed total capital of $83,624 to the Venture during 1995. It is anticipated that at least one-third of the outstanding shares of the Venture will be sold to fund development through initial production of related filmless digitized imaging systems. No assurance can be given that the system will find profitable acceptance in the marketplace. See "Business _ Products Under Development."

     The Company's working capital and other capital requirements during the next year or more will vary based upon a number of factors, including the cost to complete development and bring the SafetyStrip(TM) and ExtreSafe(TM) medical needle technology, intravenous flow gauge system, phlebotomy device and other products to commercial viability, the cost and effort needed to complete production of the Sharp-Trap(R) molds, the level of sales and marketing for the Safety Cradle(R) sharps containers, and the resources that will be expended in SHP's lawsuit against Mold Threads, Inc. t present, the Company has committed to spend $103,805 during fiscal 1996 on projects relating to the development and manufacture of its products. The Company believes that the funds described above and funds generated from the sale of its Safety Cradle(R) sharps container products, will be sufficient to support the Company's operations and planned capital expenditures at least through fiscal 1996. The Company's failure either to produce or sell sufficient quantities of Safety Cradle(R) sharps container products could materially and adversely affect the Company's cash flows. In addition, the Company's business plans may change or unforeseen events may occur which require the Company to raise additional funds.

Inflation

     The Company does not expect the impact of inflation on operations to be significant.

Backlog

     There are no material backlog of unfilled orders of the Company's products.

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

                            PART III

 Item 11.  Executive Compensation.

     Included below are tables which set forth certain information concerning compensation paid by the Company to its Chief Executive Officer and all other executive officers with annual compensation in excess of $100,000 (determined as of December 31, 1995) (the "Named Executive Officers"). The tables include columns related to stock options.

     Summary Compensation Table. The following table provides certain summary information regarding compensation paid by the Company to the Named Executive Officers. The amounts set forth were paid by SHP for services rendered to SHP. The Company had no operations and paid no compensation to management prior to July 28, 1995, when the Company acquired SHP. On that date, the previous management of the company resigned and the current management, as described herein, assumed their present positions.

                   SUMMARY COMPENSATION TABLE
                     Annual Compensation      Long-Term Compensation
                                                      Awards
                                                Restr Stock             All
  Name and                             Other    icted Optio    LTIP    Other
  Principal           Salary   Bonus   Annual   Stock  ns/     Payou   Compe
  Position     Year   ($)(1)  ($)(2)  Compens   Awards SAR(#)  ts($)  nsation
                                      ation($)    ($)                   ($)
- -----------------------------------------------------------------------------

David A.       1993      ---     ---    ---        ---         ---    ---   ---
Robinson,      1994  120,000     ---    ---        ---    90,000(4)   ---   ---
President,     1995  193,590  25,000    ---  666,666(3)  300,000(5)   --- 1,876
CEO, Chairman
of the Board
and Director

Bradley C.    1993      ---      ---    ---        ---         ---    ---   ---
Robinson, VP, 1994   89,128      ---    ---        ---    90,000(4)   ---   ---
Operations    1995  148,590   25,000    ---  666,666(3)  300,000(5)   ---   625
and Investor
Relations and
Director

Dr. Gale H.   1993      ---      ---    ---        ---         ---    ---   ---
Throne, VP    1994   16,958      ---    ---        ---     36,000(6)  ---   ---
Product       1995  128,333   25,000    ---        ---     57,000(5)  --- 2,758
Development
and
Director
_______________
<F1>
(1)  All amounts paid to as salary were paid pursuant to the
  Company's obligations under employment contracts with the above referenced individuals.  Said employment contracts were amended from time to time during the periods set forth above.  The annual salaries of the Named Executive Officers for 1996, as set forth in their employment contracts, are $240,000 for Mr. David A.
  Robinson, $160,000 for Mr. Brad C. Robinson and $150,000 for Dr.
  Gale H. Thorne.
<F2>
(2)  The cash bonuses were awarded by the Company in recognition of the recipients' contributions toward the successful
  Acquisition.
<F3>
(3)  These are Earn-Out shares.  David A. Robinson, Bradley C.
  Robinson and John T. Clarke, who are respectively the President,
  Chief Executive Officer, Chairman of the Board and a Director; a
  Vice President and Director; and a former Director of the Company have the opportunity to receive up to an aggregate of 2,000,000 additional shares of common stock.  Any issuance of Earn-Out
  Shares would be based upon the level of pre-tax consolidated net income, adjusted to exclude any expense arising from the
  obligation to issue or the issuance of the Earn-Out Shares and any income or expense associated with non-recurring or
  extraordinary items as determined in accordance with generally accepted accounting principles ("Adjusted PTNI").  At the date the Earn-Out Shares agreement was adopted the value of the Common
  Stock was $2.00 per share.  At December 31, 1995, the Company's common stock was trading at $8.63.


       The Earn-Out Shares have not vested. No dividends will be paid on the Earn-Out Shares unless and until they vest.
  The Earn-Out Shares will vest as follows. If Adjusted PTNI for 1996, 1997 or 1998 equals or exceeds $1,500,000, then an aggregate of 350,000 Earn-Out Share will be issued, but only one issuance of 350,000 Earn-Out Shares will be made based on the $1,500,000 level of Adjusted PTNI.

       If Adjusted PTNI for 1996, 1997 or 1998 equals or exceeds
  $5,000,000 then there will be issued that aggregate number of Earn-Out Shares calculated by subtracting the number of Earn-
  Out Shares previously issued or issuable based on the attainment of a lesser Adjusted PTNI in the same year (if any) from 1,100,000, provided that only one issuance of Earn-Out
  Shares will be made based on the $5,000,000 level of Adjusted
  PTNI.

       If Adjusted PTNI for 1996, 1997 and 1998 equals or exceeds $8,000,000, then there will be issued that aggregate number of Earn-Out Shares calculated by subtracting the number of Earn-Out Shares previously issued or issuable based on the attainment of a lesser Adjusted PTNI in the same year (if any) from 2,000,000, provided that in no event will an aggregate of more than 2,000,000 Earn-Out Shares be issued.
<F4>
(4) These options were exercised on September 1, 1995 and were issued under the SHP NQSOP.
<F5>
(5)  These options were issued pursuant to the NQSOP.
<F6>
(6)  Options to purchase 18,000 shares of the Company's Common
  Stock were exercised on September 1, 1995 and options to purchase
  18,000 shares of the Company's Common Stock become exercisable in July 1996. Said options were issued under the SHP NQSOP.
<F7>
(7) These amounts represent the amounts paid by the Company for term life insurance for the benefit of the Named Executive
  Officer. The related insurance policies have no cash surrender values.

     Option Grants in Fiscal Year 1995. The following table sets forth certain information with respect to stock option grants during the year ended December 31, 1995 to Named Executive
Officers.

                OPTION GRANTS IN LAST FISCAL YEAR
 (Adjusted to Reflect a Recapitalization of the Company's Common Stock)

                          Individual Grants
                                                        Potential
                   Number   Percent                     Realizable
                     of     of Total  Exerc              Value at
                   Shares   Options    ise            Assumed Annual
                  Underlyi  Granted    or    Expira    Rate of Stock
                     ng        to     Base    tion         Price
                  Options   Employee  Price            Appreciation
                              s in                      for Option
                                                           Term
   Name            Granted   Fiscal           Date      5%          10%
                    (#)       Year    ($/Sh)

   David A.       300,000    25.6%    2.00   9/1/2000   $165,769   $366,306
   Robinson
   Bradley C.     300,000    25.6%    2.00   9/1/2000   $165,769   $366,306
   Robinson
   Dr. Gale H.     57,000     4.9%    2.00   9/1/2000   $ 31,496   $ 69,598
   Thorne
_______________
<F1>
(1)  These options were issued pursuant to the NQSOP and were exercisable on the date of grant.

     Option Exercises and Year-End Holdings. The following table sets forth certain information with respect to stock option exercises during the year ended December 31, 1995, and the number of shares of stock covered by both exercisable and unexercisable stock options held by each of the Named Executive Officers.

       AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                  FISCAL YEAR END OPTION VALUES
                                     Number of       Value of
                                     Securities          Unexercised
                                     Underlying          In-the-Money
                                     Unexercised          Options/SARs
                  Shares            Options/SARs           at Fiscal
                 Acquired  Value     at Fiscal             Year-End($)
       Name        On    Realized   Year-End($)
                 Exercise  ($)      Exercisable/          Exercisable/
                   (#)              Unexercisable        Unexercisable(3)

   David A.      90,000   180,000    300,000(1)            $2,100,000
   Robinson

   Bradley C.    90,000   180,000    300,000(1)            $2,100,000
   Robinson
   Gale H.       18,000    36,000  57,000(1)/18,000(2)       $675,000
   Thorne
_______________
<F1>
(1)  Options exercisable at $2.00 per share.
<F2>
(2)  Options become exercisable in July, 1996 at an exercise price of $.39 per share.
<F3>
(3)  The trading price of the Company's common stock on December
  31, 1995 was $9.00 per share.


Compensation of Directors

     During 1994, the non-employee members of the Board of Directors received a total of 9,000 shares of common stock as compensation for serving as directors of SHP. For 1995, the Company granted stock options under the NQSOP to purchase 20,000 shares of Common Stock for $2.00 per share to the non-executive members of the Board of Directors. The Company has made no other agreements regarding the compensation of non-executive members of the Board of Directors. Directors of the Company who are also officers of the Company receive no additional compensation for their service as directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as Board members.


Employment and Indemnity Agreements

     On September 1, 1995, the Company entered into employment agreements with each of Mr. David A. Robinson, Mr. Bradley C. Robinson and Dr. Gale H. Thorne (collectively, the "Senior Executives"). The terms of these employment agreements provide that (i) Mr. David Robinson receive a salary of $240,000 per year, Dr. Gale Thorne receive a salary of $150,000 per year and Mr. Bradley Robinson receive a salary of $160,000 per year; (ii) the Senior Executives' employment agreements are for terms of three years, expiring on September 1, 1998; (iii) the Senior Executives are entitled to a reasonable car allowance; (iv) if the Senior Executives are terminated by reason of disability or for other than cause, the salary of such Senior Executives will continue for the full term of the agreement; (v) if a Senior Executive is terminated for cause, the salary of such Senior Executive cease as of the date of termination; (vi) the Company will provide the Senior Executives with $1,000,000 of term life insurance while employed by the Company; and (vii) the Senior Executives shall keep all proprietary information relating to the business confidential both during and after the term of the agreements.

     The Company does not currently have employment agreements with any of its other executive officers or key employees. The Company has entered into Indemnity Agreements with each of its executive officers and directors pursuant to which the Company agrees to indemnify the officers and directors to the full extent permitted by law for any event or occurrence related to the service of the indemnitee as an officer or director of the Company that takes place prior to or after the execution of the agreement. The Indemnity Agreements obligate the Company to reimburse or advance expenses relating to any proceeding arising out of an indemnifiable event. Under these agreements, the officers and directors of the Company are presumed to have met the relevant standards of conduct required by Delaware law for indemnification. In the absence of the Indemnity Agreements, indemnification of these officers and directors may be discretionary in certain cases.

Indemnification for Securities Act Liabilities

     The Delaware General Corporation Law authorizes, and the Company's Bylaws and Indemnity Agreements provide for, indemnification of the company's directors and officers against claims, liabilities, amounts paid in settlement and expenses in a variety of circumstances. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.


Stock Options and Warrants

     During 1994 the Board of Directors of SHP approved a non-qualified stock option plan for its officers, directors and key employees ("SHP NQSOP"). The exercise price of the options is equivalent to the estimated fair market value of the stock as determined by the Board of Directors at the date of grant. The number of shares, terms and exercise period are determined by the Board of Directors on an option-by-option basis. As of November 15, 1995, options to acquire an aggregate of 63,000 shares of Common Stock at $.39 per share were outstanding under the SHP NQSOP. Also, in February 1995 (prior to the Acquisition) SHP issued to Max Lewinsohn, a nonaffiliated shareholder of the Company, a warrant to purchase 45,000 shares of Common Stock at $1.67 per share. Said warrant were issued to Mr. Lewinsohn in consideration for funds paid to SHP. The options issued under the SHP NQSOP expire in 1999 and the warrant issued to Mr. Lewinsohn expires in 1996.

     On September 1, 1995, the Company adopted the NQSOP. In addition, on the date of the Acquisition, all of the options issued under SHP's NQSOP become outstanding obligations of the Company and the SHP NQSOP was terminated. As of April 15, 1996, options to acquire an aggregate of 1,171,810 shares of Common Stock at $2.00 per share had been granted and are presently outstanding, including the options granted to David A. Robinson, Bradley C. Robinson and Gale H. Thorne.

Compensation Committee Interlocks and Insider Participation

     No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.


Item 12. Security Ownership of Certain Beneficial Owners and
Management.

     The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Registrant as of April 1, 1996, for: (i) each person who is known by the Registrant to beneficially own more than 5 percent of the Registrant's common stock, (ii) each of the Registrant's directors, (iii) each of the Registrant's Named Executive Officers, and (iv) all directors and executive officers as a group. As of April 1, 1996 the Company had 8,589,153 shares of common stock outstanding.


   Name and         Shares        Percentage of
    Address      Beneficially        Shares            Position
 of Beneficial     Owned(2)       Beneficially
   Owner(1)                           Owned

David A.          630,219               7%       President, Chief
Robinson(3)                                      Executive Officer,
                                                 Chairman of the
                                                 Board and Director

Bradley C.        630,219               7%       Vice President,
Robinson(3)                                      Operations and
                                                 Director

Gale H.           149,700               2%       Vice President,
Thorne(4)                                        Product Development
                                                 and Director

J. Clark          245,000               3%       Vice President ,
Robinson(5)                                      Chief Financial
                                                 Officer, Treasurer,
                                                 Secretary and
                                                 Director

Gary W.            86,000               1%       Director
Farnes(6)

Robert R.          83,000               1%       Director
Walker(7)

Executive       1,824,138              20%
Officers and
Directors as a
Group (6
Persons)

John T.           647,465               7%
Clarke(8)
4 Butterworth
Gardens
Woodford,
Essex, England

Capital Growth
International(9)
11601 Wilshire
Boulevard,      1,915,500              18%
Suite 500
Los Angeles, CA
90025
__________________________

<F1>
(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Registrant.
<F2>
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within sixty
  (60) days, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person.
<F3>
(3)    Includes 330,219 shares and stock options to purchase
  300,000 shares for each of these two persons. Does not include 666,666 Earn-Out Shares for each of these two persons which shares have not vested.
<F4>
(4) Includes 63,000 shares, stock options to purchase 57,000 shares and Series A Warrants to purchase 27,000 shares. Also includes 2,700 shares that Mr. Thorne is deemed to beneficially own as a result of their being owned in joint tenancy with his spouse. Does not include stock options to purchase 18,000 shares that become exercisable in July, 1996.


<F5>
(5)    Includes 90,000 shares and stock options to purchase
  75,000 shares.  Also includes 50,000 shares and Series A
  Warrants to purchase 30,000 shares that Mr. Robinson is deemed to beneficially own as a result of their being owned by a controlled entity.
<F6>
(6) Includes 61,500 shares, stock options to purchase 20,000 shares and Series A Warrants to purchase 4,500 shares.
<F7>
(7) Includes stock options to purchase 20,000 shares. Also includes 63,000 shares of which Mr. Walker is deemed to be the beneficial owner as a result of their ownership by a trust of which he is a trustor.
<F8>
(8) Includes 231,362 shares, stock option to purchase 300,000 shares and Series A Warrants to purchase 21,000 shares. Also includes 18,000 shares that Mr. Clarke is deemed to beneficially own as a result of their being owned by a controlled entity, 59,103 shares owned by his spouse, and 18,000 shares owned by a minor child, which he is deemed to beneficially own. Does not include 666,666 Earn-Out Shares which shares have not vested.
<F9>
(9) Includes 75,000 shares, stock options to purchase 20,000 shares, Series A Warrants to purchase 530,125 shares and Series B Warrants to purchase 1,290,375, of which 430,125
  Series A Warrants are to be transferred to distributors that assisted Capital Growth in the private placement completed on August 18, 1995, and as to which Capital Growth disclaims beneficial ownership.

     The Registrant is not aware of any arrangements, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions.

     In September 1994 (prior to the Acquisition), certain shareholders of SHP made direct loans to SHP in the amount of approximately $385,000 under a bridge loan agreement. Subscriptions under the bridge loan were offered proportionately to shareholders of SHP based on the number of shares held. The subscribers to the bridge loan were issued warrants permitting them to acquire up to an aggregate of 346,500 shares of common stock at $1.11 per share on or before December 31, 1995. These warrants were exercised in July, 1995 in consideration for the conversion of this loan.

     Stanley Hollander, a former director of the Company, is an officer and director of the corporate managing member of Capital Growth, which holds 75,000 shares of Common Stock 530,125 Series A Warrants, 1,290,375 Series B Warrants and options to purchase 20,000 shares of the Company's Common Stock. Capital Growth received the Common Stock, Series A Warrants and Series B Warrants, together with a gross fee of $860,251, as consideration for placement agent services rendered on behalf of the Company during 1995.

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Page

Independent Auditors' Report                                  F-2

Consolidated Balance Sheets as of December 31, 1994, and
1995                                                          F-3

Consolidated Statements of Operations for the period from
November 19, 1993  (date of inception) to December 31, 1993,
and for the years ended December 31, 1994 and 1995            F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the
period from November 19, 1993
(date of inception) to December 31, 1993, and for the years
ended December 31, 1994 and 1995                              F-5

Consolidated Statements of Cash Flows for the period from
November 19, 1993 (date of
inception) to December 31, 1993, and for the years ended
December 31, 1994 and 1995                                    F-6

Notes to Consolidated Financial Statements                    F-8

                  Independent Auditors' Report



The Board of Directors and Stockholders
Specialized Health Products International, Inc.:


We have audited the accompanying consolidated balance sheets of Specialized Health Products International, Inc. and subsidiary as of DecemberE31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from November 19, 1993 (date of inception) to DecemberE31, 1993.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


KPMG Peat Marwick LLP

Salt Lake City, Utah
February 2, 1996


         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

                   Consolidated Balance Sheets

                   December 31, 1994 and 1995

                   Assets                          1994          1995
Current assets:
  Cash and cash equivalents                   $         -     4,251,584
  Trade Accounts receivable                         4,471       350,718
  Related party receivable (note 11)                    -       122,850
  Inventories                                           -        16,322
  Prepaid expenses and other                        5,436        34,017
                                              ----------------------------
    Total current assets                            9,907     4,775,491
                                              ----------------------------
Equipment and furnishings, net of accumulated
  depreciation of $1,753 in 1994 and              285,770       812,049
  and $8,196 in 1995 (note 3)

Other assets, net of accumulated amortization
  of $27,564 in 1994 and $90,314 in 1995          361,188       363,188
                                              ----------------------------
                                              $   656,865     5,950,728
                                              ============================
    Liabilities and Stockholders' Equity
                  (Deficit)
Current liabilities:
  Bank overdraft                              $    10,675             -
  Accounts payable                                 84,655       134,449
  Accrued expenses                                  7,800       446,474
  Due to stockholders (note 11)                   194,500             -
                                              ----------------------------
    Total current liabilities                     297,630       580,923
Stockholder loans (note 4)                        358,333             -
Due to stockholders - long-term (note 11)         100,000             -
                                              ----------------------------
    Total liabilities                             755,963       580,923
                                              ----------------------------
9% cumulative redeemable preference stock,
  $1.50 par value. Authorized 250,000 shares;     256,780             -
  160,000 shares  issued and outstanding in 1994
  1994 (liquidation value $256,780) (note 8)

Stockholders' equity (deficit) (notes 6 and 7):

 Preferred stock, $.389 par value in 1994
  and $.001 par value in 1995.  Authorized
  5,000,000 shares; 1,440,000                     560,000              -
  shares issued and outstanding in 1994
  (liquidation value $560,000) and no shares
  issued and outstanding as of
  December 31, 1995

 Common stock, no par value in 1994 and $.02
  par value in 1995.  Authorized 50,000,000
  shares;issued and                               209,800        171,333
  outstanding 1,363,500 shares in 1994 and
  8,566,653 shares in 1995

 Common stock subscriptions receivable           (198,500)      (259,500)
  (note 6)

 Additional paid-in capital                             -      9,316,028
 Accumulated deficit                             (927,178)    (3,858,056)
                                             ------------------------------
      Total stockholders' equity (deficit)       (355,878)     5,369,805
                                             ------------------------------
Commitments and contingencies (notes 2, 5, 7,
10, and 12)
                                              $   656,865      5,950,728
                                             ===============================

See accompanying notes to consolidated financial statements

         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

              Consolidated Statements of Operations

  For the period from November 19, 1993 (date of inception) to
                       December 31, 1993,
        and for the years ended December 31, 1994 and 1995

                                            1993       1994         1995
                                       ------------------------------------

Sales                                   $      -      33,256       447,844
Cost of sales                                  -      21,669       294,171

      Gross profit                             -      11,587       153,673

Expenses:
  Research and development                     -     290,950       804,639
  Selling, general and administrative      3,450     620,022     2,133,021
  Write off of operating assets                -           -       255,072
                                      --------------------------------------
      Total expenses                       3,450     910,972     3,192,732
                                       -------------------------------------
      Operating loss                      (3,450)   (899,385)   (3,039,059)

Other Income (expense):
Interest income                                -         237       135,428
Interest expense                               -      (7,800)      (15,858)
                                      ---------------------------------------
      Total other income (expense)             -      (7,563)      119,570
                                      ---------------------------------------
      Net loss                            (3,450)   (906,948)   (2,919,489)

Dividends on preference stock                  -     (16,780)      (11,389)

Net loss attributable to common         $ (3,450)   (923,728)   (2,930,878)
  stockholders                        =======================================
Net loss per common share               $      -       (.75)         (.69)
                                      =======================================
Weighted average number of shares used
for net loss per share                    1,170,000  1,224,074     4,269,131
  computation                         =======================================

See accompanying notes to consolidated financial statements.

         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
    Consolidated Statements of Stockholders' Equity (Deficit)
  For the period from November 19, 1993 (date of inception) to
                       December 31, 1993,
        and for the years ended December 31, 1994 and 1995


                                                                  Common
                                                                   stock    Addit                    Net stock
                                                                   subsc    ional       Accumu-       holders'
                      Preferred Stock          Common Stock       ription   paid-in      lated        equity
                     Shares      Amount       Shares     Amount    recei    capital     deficit      (deficit)
                                                                   vable
              -----------------------------------------------------------------------------------------------
Issuance of
common stock                -             - 1,170,000     1,300         -          -           -       1,300
for cash at
inception

Net Loss                    -             -         -          -         -          -     (3,450)     (3,450)
                 --------------------------------------------------------------------------------------------
Balances at                 - $           - 1,170,000 $    1,300         -          -     (3,450)     (2,150)
 December 31,
 1993

Issuance of
 preferred          1,440,000       560,000         -          -         -          -           -     560,000
 stock for cash

Issuance of
 common stock
 for services               -             -   193,500    208,500 (198,500)          -           -      10,000
 and stock
 subscription
 receivable

Unpaid                      -             -         -          -         -          -    (16,780)    (16,780)
 dividends on
 preference
 stock
Net loss                    -             -         -          -         -          -   (906,948)   (906,948)
                --------------------------------------------------------------------------------------------
Balances at         1,440,000       560,000 1,363,500    209,800 (198,500)          -   (927,178)   (355,878)
 December 31,
 1994

Issuance of
 preferred            362,403       604,001         -          -         -          -           -     604,001
 stock for cash

Cash received
 for stock                  -             -         -          -   190,000          -           -     190,000
subscriptions
receivable

Services
provided for                -             -         -          -     8,500          -           -       8,500
stock
subscriptions
receivable

Unpaid dividends
on preference               -             -         -          -         -          -     (11,389)   (11,389)
stock

Conversion of
debt for common             -             -   346,500    385,000         -          -            -    385,000
stock (note 4)

Issuance of
additional
common shares               -             -    90,000    180,000         -  (180,000)            -          -
to stockholders
under
antidilution
provisions

Business          (1,802,403)   (1,164,001)  2,102,403 (696,752)         -  1,860,753            -          -
combination
(note 1)

Issuance of
common stock               -             -   4,256,250    85,125         -  7,193,935            -   7,279,060
for cash net of
expenses (note 7)

Conversion of
debt for common            -             -      50,000     1,000         -     99,000            -     100,000
stock (note 7)

Issuance of
common stock
for subscription           -             -      70,000     1,400  (140,000)   138,600            -           -
receivable (note 7)

Cash received for
stock subscription
receivable                 -             -           -         -    90,000

Exercise of
stock options
for common                 -             -     288,000     5,760  (209,000)   203,740            -           -
stock
subscription
receivable
                  ----------------------------------------------------------------------------------------------
Balances at                - $           -   8,566,653 $ 171,333  (259,500) 9,316,028   (3,858,056)   5,369,805
December 31, 1995 ==============================================================================================


  See accompanying notes to consolidated financial statements.



         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

              Consolidated Statements of Cash Flows

  For the period from November 19, 1993 (date of inception) to
                       December 31, 1993,
        and for the years ended December 31, 1994 and 1995

                                             1993     1994      1995
Cash flows from operating activities:
Net loss                                   $ (3,450) (906,948) (2,919,489)

Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                      -   29,317      74,542
Common stock issued for services                   -   10,000       8,500
Loss on sale of equipment                          -        -       1,291
Write off of operating assets                      -        -     255,072
Changes in operating assets and
liabilities:
Increase in trade accounts receivable              -   (4,471)   (346,247)

Increase in prepaid expenses and other         (146)   (5,290)    (28,581)
  assets
Decrease (increase) in inventories           (6,104)    6,104     (16,322)
Increase in related party receivable               -        -    (122,850)
Increase in accounts payable and accrued           -   92,455     488,468
  expenses                                  -------------------------------
Net cash used in operating activities        (9,700) (778,833) (2,605,616)
                                            -------------------------------
Cash flows from investing activities:
Proceeds from the sale of equipment                -        -       2,943
Capital expenditures                               - (287,523)   (797,377)

Payments to acquire patents and technology  (10,000) (278,752)    (64,750)

Net cash used in investing activities       (10,000) (566,275)   (859,184)

Cash flows from financing activities:
Borrowings on due to stockholders                  -  194,500         -
Payments on due to stockholders                    -        -   (194,500)
Proceeds from issuance of stockholder loans   18,700  339,633     44,167
Payments on stockholder loans                      -        -    (17,500)

Proceeds from issuance of common stock         1,300        -   7,279,060

Proceeds from issuance of preferred stock          -  560,000     604,001
Proceeds from issuance of redeemable               -  240,000           -
  preference stock
Payments on redeemable preference stock and        -        -   (268,169)
  dividends
Proceeds (payments) on bank overdraft              -   10,675    (10,675)
Proceeds from stock subscriptions                  -        -    280,000
  receivable                                 -----------------------------
Net cash provided by financing activities     20,000 1,344,808  7,716,384
                                             -----------------------------
Net increase (decrease) in cash                  300     (300)  4,251,584
Cash at beginning of year                          -      300         -
                                             -----------------------------
Cash at end of year                         $    300        -   4,251,584
                                            ==============================

Supplemental Disclosure of Cash Flow
 Information
Cash paid during the year for interest      $      -        -      15,858

Supplemental Disclosures of Noncash
 Investing and Financing Activities
Dividends on redeemable preference stock     $     -    16,780     11,389
Common stock issued for subscription               -   198,500    349,500
  receivable
Conversion of stockholder loans and due to         -         -    485,000
stockholders to common stock
Acquisition of purchased technology and
patents for stockholder payable                    -   100,000          -

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

           Notes to Consolidated Financial Statements

  For the period from November 19, 1993 (date of inception) to
                       December 31, 1993,
       and for the years ended December 31, 1994 and 1995


(1)Summary of Significant Accounting Policies

   (a)Organization and Business Description

       Specialized Health Products, Inc. (Specialized Health) was organized November 19, 1993, with a commercial objective to develop, manufacture, and market safe, easy-to-use and cost-effective products for the health care industry. Initial development has focused on products that limit or prevent the spread of blood-borne diseases. The Company has several products currently in the production or development stage. The sharps container is the only product which is currently in the production stage. This device is designed to provide means for disposing of sharps in order to reduce the potential for accidental needle sticks. The other two major product lines are the lancet and the needle withdrawal technology; both are in the development stage. The lancet device is designed to provide a nonreusable, safer, and less painful way of obtaining small blood samples from patients. The needle withdrawal technology is designed to automatically retract needles while providing permanent and safe containment of the needle. Specialized Health's activities since inception have principally consisted of obtaining financing, recruiting personnel, conducting research and development, developing products, and identifying and contracting with manufacturers. The Company conducts its operations primarily in the Continental United States.

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

       (f)  Revenue Recognition

            Revenues are recognized upon shipment of products.
       Sales recorded in the year ended DecemberE31, 1994, relate primarily to products received upon acquisition of technology and patents.

       (g)  Research and Development Costs

            Research and development costs are expensed as incurred.

   (h)Income Taxes

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

(2)Investments

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


 (3)   Equipment and Furnishings

   Equipment and furnishings consist of the following:

                                                   1994    1995
                                               ------------------
      Assembly and manufacturing equipment     $     750  33,605
      Manufacturing molds                        276,370 245,753
      Office furnishings and fixtures             10,403 144,992
      Construction-in-progress                         - 395,895
                                               ------------------
                                                 287,523 820,245
      Less accumulated depreciation               (1,753) (8,196)
                                               ------------------
                                               $ 285,770 812,049

   During 1995, operating assets comprised primarily of manufacturing molds totaling $255,072 were written off. The molds became obsolete due to design changes in the sharp container technology.

(4)Stockholders' Loans

   During 1994 and 1995, prior to the business combination certain existing stockholders made direct loans to Specialized Health aggregating $385,000 and bearing interest at ten percent under a bridge loan agreement. Subscriptions under the bridge loan agreement were offered proportionately to stockholders based on the number of shares held. The subscribers to the bridge loan agreement were issued a total of 346,500 warrants permitting them to acquire an equal number of shares of common stock at $1.11Eper share on or before DecemberE31, 1996. No value was ascribed to the warrants. In connection with the business combination discussed in note 1, the 346,500 warrants were exercised through conversion of the outstanding loans.

(5)Leases

   The Company leases office space, equipment, and vehicles under noncancelable operating leases. Future minimum lease payments under these leases are as follows:

        Fiscal year ending December 31:
        1996                                       $ 107,972
        1997                                          93,132
        1998                                          38,718
                                                  -----------
                                                   $ 239,822

   Rent expense was $1,881 for the period from November 19, 1993
   (date of inception) to December 31, 1993, $52,051 in 1994, and $67,091 in 1995.

 (6)   Stock Options

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

   During 1994, the Board of Directors of Specialized Health approved a nonqualified stock option plan for its officers, directors, and employees and authorized 396,000 shares of common stock for issuance upon the exercise of options granted under this plan. The exercise price of the options is equivalent to the estimated fair market value of the stock as determined by the Board of Directors at the date of grant. The number of shares, terms, and exercise period are determined by the Board of Directors on an option-by-option basis. During 1994, options to acquire 396,000 common shares were granted at a price range of $.39 to $1.11 per share. No options were exercised or lapsed during 1994. On SeptemberE1, 1995, options to acquire 288,000 shares were exercised from which the Company received $209,500 in a common stock subscription receivable. All common stock subscription receivables are due within one year. The remaining 108,000 shares will become exercisable over the next eighteen months, have an option price of $.39 per share, and expire in 2004.

(7)Preferred and Common Stock

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

   Specialized Health and the Company engaged in a private placement of securities in JulyE1995, wherein 860.25 units were sold for $10,000 per unit for total consideration, net of expenses of $7,519,060. This consideration was comprised of $7,279,060 of cash, $100,000 of debt converted to common stock, and a common stock subscription receivable of $140,000. The private placement was completed contemporaneously with the business combination. In the private placement, the Company sold an aggregate of 4,301,250 shares of the Company's $.02Epar value common stock and Series A warrants to purchase an aggregate of 2,580,750 shares of the Company's common stock at a price of $3.00 per share, exercisable for a period of two years from the date of effectiveness of a registration statement covering the issuance of the shares of common stock underlying the Series A warrants.

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


(8)Redeemable Preference Stock

   Specialized Health had authorized 250,000 shares of redeemable preference stock with a par value of $1.50 per share, of which 160,000 shares were issued and outstanding at DecemberE31, 1994. Each redeemable preference share was entitled to a cumulative annual dividend of nineEpercent of the par value from the date of original issue. Dividends were payable when and as declared by the Board of Directors. The preference stock and related dividends were paid in cash at the time of the business combination.

(9)Income Taxes

   There was no income tax expense in 1993, 1994, and 1995, due to net operating losses. The difference between the expected tax benefit and the actual tax benefit is primarily attributable to the effect of start-up costs and net operating losses being offset by an increase in the Company's valuation allowance. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at DecemberE31, 1994 and December 31, 1995, are presented below:

                                                   1994    1995
      Deferred tax assets:
      Organization costs                       $  5,138       3,854
      Start-up costs                              1,030         720
      Patent costs                                    -      19,244
      Net operating loss carryforwards          275,843   1,374,198
      Accrued compensation                       57,629           -
      Accrued vacation                                -      19,894
                                               ----------------------
      Total gross deferred tax assets           339,640   1,417,910
      Less valuation allowance                 (339,579) (1,417,910)
                                               ----------------------
      Net deferred tax assets                        61           -

       Deferred tax liability - equipment,
        principally due to differences in            61           -
        depreciation                           ------------------------

             Total gross deferred tax                61           -
               liability                       ------------------------
      Net deferred tax liability               $      -           -
                                               ========================


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

(10)   Commitments and Contingencies

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


(11)   Related Party Transactions

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


(12)   Business and Credit Concentrations

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


(13)   Fourth Quarter Results

   During the fourth quarter, the aggregate effect of year end adjustments, which related to prior quarters, increased the net loss approximately $457,000.

(14)   Accounting Standards Issued Not Yet Adopted

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

                                 Specialized Health Products
                                 International, Inc.
                                 (Registrant)


Date:     April 23 1996          By /s/ David A. Robinson
                                 David A. Robinson
                                 President, Chief Executive
                                 Officer, Chairman of the Board
                                 and Director


     Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                      Title                    Date

/s/ David A. Robinson  President, Chief Executive         April 23
                       Officer, Chairman of the Board     1996
David A. Robinson      and Director (Principal Executive
                       Officer)

      /s/ Bradley C.   Director and Vice President        April 23
Robinson                                                  1996
Bradley C. Robinson

      /s/ J. Clark     Director, Vice President, Chief    April 23
Robinson               Financial Officer and Secretary    1996
J. Clark Robinson      (Principal Financial and
                       Accounting Officer)

      /s/ Gale H.      Director and Vice President        April 23
Thorne                                                    1996
Gale H. Thorne

      /s/ Robert R.    Director                           April 23
Walker                                                    1996
Robert R. Walker