Form 10-Q
period 1996-06-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 1996-08-14
CIK 790228

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                     ______________________

      Quarterly Report Pursuant Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

            For Quarterly Period Ended June 30, 1996

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

            Class                 Outstanding as of August 10, 1996
 Common Stock, $.02 par value               8,589,153

                 PART I _ FINANCIAL INFORMATION

Item 1.  Financial Statements.

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.,
                   Consolidated Balance Sheets

                                           June 30,   December 31,
Assets                                       1996        1995
                                          (unaudited)
                                          -----------  --------
Current assets:
 Cash and cash equivalents              $ 1,894,275   4,251,584
 Accounts receivable                         16,874     350,718
 Related party receivable                   129,793     122,850
 Finished goods inventory                    16,089      16,322
 Prepaid expenses and other                 217,077      34,017
                                         ----------   ---------
  Total current assets                    2,274,108   4,775,491
                                         ----------   ---------
Property, plant, and equipment, at cost   1,371,486     820,245
 Less accumulated depreciation and
amortization                                 32,428       8,196
                                         ----------   ---------
  Net property, plant, and equipment      1,339,058     812,049

Other assets, at cost                       456,146     453,502
 Less accumulated amortization              123,506      90,314
                                         ----------   ---------
  Net other assets                          332,640     363,188
                                         ----------   ---------
  Total assets                          $ 3,945,806   5,950,728
                                        ===========   =========
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                            69,625     134,449
 Accrued expenses                            64,040     446,474
                                          ---------    --------
  Total current liabilities                 133,665     580,923
                                         ----------    --------
Stockholders' equity:
Preferred stock, $.001 par value in 1996
and 1995.  Authorized 5,000,000 shares;
no shares issued or outstanding in 1996           -           -
and 1995.
Common stock, $.02 par value in 1996 and
1995.  Authorized 50,000,000 shares;
issued and outstanding 8,589,153 shares     171,783     171,333
in 1996 and 8,566,653 shares in 1995.
Common stock subscription receivable       (209,200)   (259,500)
Additional paid-in capital                9,324,353   9,316,028
Accumulated deficit                      (5,474,795) (3,858,056)
                                         -----------  ----------
  Net stockholders' equity                3,812,141   5,369,805
                                         ----------  ----------
  Total liabilities and stockholders'
   equity                               $ 3,945,806   5,950,728
                                        ===========   =========

See accompanying notes to consolidated financial statements

         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

              Consolidated Statements of Operations
                           (unaudited)


                                          Six month period ended
                                       ----------------------------
                                          June 30,      June 30,
                                            1996          1995
                                       ------------    -----------
Sales                                   $    70,367       352,538
Cost of sales                                59,889       197,321
                                        -----------    ----------
  Gross profit                               10,478       155,217

Expenses:
 General and administrative expense       1,108,939       633,537
 Research and development expense           627,178       218,496
                                        -----------    ----------
  Total expenses                          1,736,117       852,033

  Operating loss                         (1,725,639)     (696,816)

Interest income (expense)                    83,900       (18,396)
Other Income                                 25,000             -
                                        -----------    ----------
  Net loss                             $ (1,616,739)     (715,212)
                                       ============    ==========
Net loss per common share               $     (.19)         (.52)

Weighted average number of shares used
 for net loss per share computation      8,681,568     1,363,500

See accompanying notes to consolidated financial statements

         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

              Consolidated Statements of Operations
                           (unaudited)


                                        Three months period ended
                                       --------------------------
                                          June 30,      June 30,
                                            1996          1995
                                       ------------    ----------
Sales                                   $    53,746       269,926
Cost of sales                                40,133       160,473
                                       ------------    ----------
  Gross profit                               13,613       109,453

Expenses:
 General and administrative expense         645,190       325,276
 Research and development expense           307,295       117,417
                                      -------------    ----------
  Total expenses                            952,485       442,693

  Operating loss                          (938,872)     (333,240)

Interest income (expense)                    33,643       (9,370)
Other Income                                      -             -
                                      -------------    ----------
  Net loss                              $ (905,229)     (342,610)
                                      ============     =========
Net loss per common share               $     (.11)         (.25)

Weighted average number of shares used
 for net loss per share computation      8,601,568     1,363,500

See accompanying notes to consolidated financial statements

         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

              Consolidated Statements of Cash Flows
                           (unaudited)


                                        Six month period ended
                                    -----------------------------
                                          June 30,      June 30,
                                            1996          1995
                                       -----------    ----------
Cash flows from operating activities:
 Net loss                              $ (1,616,739)   (715,212)
Adjustments to reconcile net loss to
net cash used in operating activities:
  Depreciation and amortization              57,424      42,232
  Common stock issued for services                -       5,000
  Changes in operating assets and
   liabilities:
   Decrease (increase) in accounts
    receivable                              333,844    (332,618)
   Increase in prepaid expenses and
    other assets                           (183,060)    (16,892)
   Decrease (increase) in inventory             233     (30,502)
   Increase in related party receivable      (6,943)          -
Decrease (increase) in accounts payable
  and accrued liabilities                  (447,258)     78,627
                                        -----------   ---------
    Net cash used in operating
     activities                          (1,862,499)   (969,365)
                                        -----------   ---------
Cash flows from investing activities:
 Capital expenditures                     (551,241)     (233,026)
 Acquisition of patents and technology      (2,644)      (44,739)
                                        ----------     ---------
    Net cash used in investing
     activities                           (553,885)     (277,765)
                                        ----------     ---------
Cash flows from financing activities:
 Payments on line of credit                       -      (40,000)
 Borrowings under line of credit                  -       99,500
 Loans from stockholders                          -      371,500
 Proceeds from issuance of common stock       8,775            -
 Proceeds from issuance of preferred
  stock                                           -      604,001
 Proceeds from stock subscriptions
  receivable                                 50,300      190,000
                                         ----------   ----------
  Net cash provided by financing
   activities                                59,075    1,225,001
                                         ----------   ----------
Net increase (decrease) in cash          (2,357,309)     (22,129)
Cash at beginning of period               4,251,584      (10,675)
                                         ----------   ----------
Cash at end of period                   $ 1,894,275      (32,804)
                                        ===========   ==========
Supplemental Disclosures of Noncash
 Investing and Financing Activities:

Dividends on redeemable preference
 stock                                  $         -       10,860


See accompanying notes to consolidated financial statements

         SPECIALIZED HEALTH PRODUCT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Financial Statements

     The accompanying financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operation and cash flows at June 30, 1996, and for all periods presented have been made.

     It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full fiscal year. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its 1995 Form 10-K.

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

     From its inception, the Company has incurred losses from operations. As of June 30, 1996, the Company had cumulative net losses totaling $5,474,795. During the six months ended June 30, 1996, the Company's principal focus has been the design, development, testing, and evaluation of its Safety Cradler(R) sharps containers, SafetyStrip(TM) lancet, ExtreSafe(TM) medical needle technology, intravenous flow gauge system, blood collection device, and other products, and the improvement of its molds and production processes relating to its Safety Cradler(R) sharps containers.

Financial Position

     The Company had $1,894,275 (cash and cash equivalents) in cash as of June 30, 1996. This represented a decrease of $2,357,309 over the fiscal year end December 31, 1995. Working capital as of June 30, 1996 also decreased to $2,140,443 as compared to $4,194,568 for the fiscal year ended December 31, 1995. These decreases were largely due to the to the Company's $1,616,739 net loss for the six months ended June 30, 1996 and $551,241 in capital expenditures during the six months ended June 30, 1996.

Results of Operations

     During the three and six months ended June 30, 1996 the Company had sales of $53,746 and $70,367, respectively, compared with sales of $269,926 and $352,538 for the comparable periods from the prior year. Substantially all of said sales relate to the Company's sharps container products which is the only product the Company is currently selling. Sales during the three and six months ended June 30, 1996 were hampered due to improvements that were being made to the molds used to produce the Company's sharps container products which improvements were completed in the first quarter of 1996. The Company does not expect to make additional changes to said molds in the near future, but unanticipated market demands or requests of potential product distribution partners may require that the Company make additional changes to the molds.

     The Company is dependent on third parties to market and distribute its sharps container products. The Company has no distribution or marketing agreements with such third parties, although negotiations are in progress. Management of the Company believes the sharps container products can be most effectively marketed by granting exclusive distribution rights to a reputable distributor with existing presence in the relevant channels. The Company has thus far refrained from entering into distribution agreements which would restrict its future ability to grant such exclusive rights. As of the date of this report, there are no distributors selling the Company's sharps container products. If an agreement cannot be reached with an exclusive distributor deemed suitable by management, the Company may attempt to enter into non-exclusive distributor arrangements. The entities the Company has and/or is negotiating distribution agreements with have required that the distributor be given distribution rights for a period of time. For the reasons set forth above, the Company has not been willing to enter into a distribution agreement containing distribution rights for a period of time until the Company is comfortable with the distributor and the terms of such an agreement. Thus, there are no distributors presently selling the Company's sharps container products. In addition, The Company does not have a large sales force and so sales are not expected to significantly improve until the Company is successful in negotiating a favorable distribution agreement. There can be no assurance, however, that the Company will be successful in obtaining or maintaining such relationships with marketers and distributors on terms favorable to the Company.

     The Company's trade accounts receivable were $16,874 at June 30, 1996, compared with $350,718 at December 31, 1995. Of the $350,718 amount, $348,266 was owed to the Company by a single distributor of the Company's sharps container products. The $348,266 was collected in full from the distributor on March 15, 1996.

     Research and development expenses were $307,295 and $627,178 for the three and six months ended June 30, 1996, respectively, compared with $117,417 and $218,496 for the comparable periods from the prior year. The Company's efforts in the six months ended June 30, 1996, were focused on refining the design and molds for its Safety Cradler(R) sharps container products, and upon the design and development of its SafetyStrip(TM) and ExtreSafe(TM) medical needle technology, intravenous flow gauge system, and blood collection device. The Company's efforts in the six months ended June 30, 1995, were focused on refining the design and producing molds for its Safety Cradler(R) sharps container products.

     General and administrative expenses were $645,190 and $1,108,939 for the three and six months ended June 30, 1996, respectively, compared to $325,276 and $633,537 for the comparable periods from the prior year. The increased costs resulted largely from the increases in expenditures in two principle areas. First, salaries and benefits increased from $ 99,547 and $184,001 for the three and six month periods ended June 30, 1995, respectively, to $ 223,842 and $389,514 for the comparable periods for the current year. The increase resulted primarily from the hiring of additional product development, sales and marketing personnel to support sales and commercialization of the Company's products as well as pay increases granted to certain of the Company's employees, including executive officers. Next, legal, accounting, financial advisory and other professional and consulting fees increased from $ 50,108 and $57,72297,560 for the three and six month periods ended June 30, 1995, respectively, compared to $ 190,700 and $283,683173,582.72 for the comparable periods for the current year. The increase in costs was primarily from financial advisory, accounting and legal expenses associated with the filing of an amended Form S-1 registration statement and Form 10-K, the hiring and payment of the Company's exclusive financial advisor, and expenses associated with litigation.

     Net interest income was $33,643 and $83,900 for the three and six month periods ended June 30, 1996, respectively, compared with net other expense of $9,370 and $18,396 for the comparable periods from the prior year. The other income for the three and six months ended June 30, 1996 is comprised primarily of interest earned on cash and cash equivalents. The other expense relates primarily to the accrued interest on certain notes payable and the interest on the Company's line of credit.

Liquidity and Capital Resources

     The Company's need for funds has increased from period to period as it has increased its research and development activities, expanded staff, and commenced the purchase and construction of molds and production equipment. To date the Company has financed its operations principally through borrowings and private placements of equity securities and debt. Through June 30, 19965, the Company had received net cash from financing activities approximately $9,100,000 through financing activities and at June 30, 1996. the Company had no long term debt.

     The Company's working capital and other capital requirements during the next year or more will vary based upon a number of factors, including the cost to complete development and bring the SafetyStrip(TM) and ExtreSafe(TM) medical needle technology, intravenous flow gauge system, phlebotomy device and other products to commercial viability, the level of sales and marketing for the Safety Cradler(R) sharps containers, and the resources that will be expended in SHP's lawsuit against Mold Threads, Inc. At June 30, 1996, the Company had committed to spend $272,010 during fiscal 1996 on projects relating to the development and manufacture of its products. At said date, the Company had also prepaid $217,077 in expenses which primarily relate to prepaid financial advisory fees and Officers & Directors liability insurance.

     The Company had $1,894,275 (cash and cash equivalents) in cash as of June 30, 1996. This represented a decrease of $2,357,309 over the fiscal year end December 31, 1995.
Working capital as of June 30, 1996 also decreased to $2,140,443 as compared to $4,194,568 for the fiscal year ended December 31, 1995. These decreases were largely due to the to the Company's $1,616,739 net loss for the six months ended June 30, 1996 and $551,241 in capital expenditures during the six months ended June 30, 1996. The Company believes that if sales of the Safety Cradler(R) sharps container products increase substantially from their current level, the working capital described above will be sufficient to support the Company's operations and planned capital expenditures through the second quarter of fiscal 1997. If sales do not begin to increase sufficiently by the fourth quarter of 1996, the Company can and will cut operation costs and capital expenditure by focusing The Company believes that the funds described above and funds generated from the sale of its Safety Cradler(R) sharps container products, will be sufficient to support the Company's operations and planned capital expenditures at least through fiscal 1996. only on its sharps container products and those other products that are or will shortly be ready to sell. In addition, the Company may become less selective in selecting its distribution partner(s) thereby increasing the likelihood of generating sales and the Company may attempt to raise additional funds through a public or private offering of securities. The Company's failure, however, either to produce or sell sufficient quantities of Safety Cradler(R) sharps container products, enter into a distribution agreement with a suitable distributor, raise additional funds if needed, or sufficiently cut the cost of operations and capital expenditures could materially and adversely affect the Company's cash flows. In addition, the Company's business plans may change or unforeseen events may occur which require the Company to raise additional funds.

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

                    PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        The registrant is involved in one legal proceeding which proceeding was previously reported and no material developments have take place in connection therewith.

Item 2. Changes in Securities.

        None

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to vote of Securityholders.

        None

Item 5.  Other Information.

        None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)
                        INDEX TO EXHIBITS

EXHIBIT NO.                  DESCRIPTION OF EXHIBIT

3(i).1 Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i).1 of the Company's current report on Form 8-K, dated July 28, 1995.)
3(i).2 Articles of Incorporation of Specialized Health Products, Inc. ("SHP") (Incorporated by reference to Exhibit 3(i).2 of the Company's Form 10-K, dated December 31, 1995)
3(i).3 Articles of Amendment of SHP (Incorporated by reference to Exhibit 3(i).3 of the Company's Form 10-K, dated December 31, 1995)
3(i).4 Plan and Articles of Merger of Russco Resources, Inc., into SHP (Incorporated by reference to Exhibit 3(i).1 to the Company's current report on Form 8-K, dated July 28, 1995)
3(ii).1 Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company's Form 10-K, dated December 31, 1995)
3(ii).2 Bylaws of SHP (Incorporated by reference to Exhibit 3(ii).2 of the Company's Form 10-K, dated December 31, 1995)
10.1 Agreement and Plan of Reorganization dated as of June 23, 1995, among the Company, Russco Resources, Inc., Scott R. Jensen and Specialized Health Products, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated July 28, 1995.)
10.2 Placement Agreement between the Company, SHP and U.S. Sachem Financial Consultants, L.P., dated June 23, 1995 (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-K, dated December 31, 1995)
10.3 Form of Employment Agreement with Executive Officers (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-K, dated December 31, 1995)
10.4 Form of Indemnity Agreement with Executive Officers and Directors (Incorporated by reference to Exhibit 4 of the Company's Form 10-K, dated December 31, 1995)
10.5        Form of Confidentiality Agreement (Incorporated by reference to
            Exhibit 10.5 of the Company's Form 10-K, dated December 31, 1995)
10.6 Joint Venture Agreement between SHP and Zerbec, Inc., dated as of October 30, 1995 (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-K, dated December 31, 1995)
27.1        Financial Data Schedule

     (b)  Reports on Form 8-K:

     None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 SPECIALIZED HEALTH PRODUCTS
                                 INTERNATIONAL, INC.:



Date: August 13, 1996            By /s/ David A. Robinson
                                   David A. Robinson
                                   President, Chief Executive
                                   Officer, Director




Date: August 13, 1996            By /s/ J. Clark Robinson
                                   J. Clark Robinson
                                   Chief Financial Officer,
                                   Director

                          EXHIBIT 27.1

                     Financial Data Schedule

                     Financial Data Schedule
                 For Period Ended June 30, 1996

         Specialized Health Products International, Inc.


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM FINANCIAL STATEMENTS FOR THE PERIOD ENDED JUNE 30, 1996 AND
IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL
STATEMENTS.


Period Ended                               June 30, 1996
Cash and cash items                            1,894,275
Marketable securities                                  0
Notes and accounts receivable-trade               16,874
Allowances for doubtful accounts                       0
Inventory                                         16,089
Total current assets                           2,274,108
Property, plant and equipment                  1,371,486
Accumulated depreciation                          32,428
Total assets                                   3,945,806
Total current liabilities                        133,665
Bonds, mortgages and similar debt                      0
Preferred stock-mandatory redemption                   0
Preferred stock-no mandatory redemption                0
Common stock                                     171,783
Other stockholders' equity                     3,640,358
Total liabilities and stockholders' equity     3,945,806
Net sales of tangible products                    70,367
Total revenues                                    70,367
Cost of tangible goods sold                       59,889
Total costs and expenses applicable to sale
and revenues                                   1,736,117
Other costs and expenses                               0
Provisions for doubtful accounts and notes             0
Interest and amortization of debt discount             0
Income before taxes and other items           (1,616,739)
Income tax expense                                     0
Income/loss continuing operations             (1,725,639)
Discounted operations                                  0
Extraordinary items                                    0
Extraordinary items                                    0
Cumulative effect-changes in accounting
principles                                             0
Net income or loss                            (1,616,739)
Earnings per share - primary                        (.19)
Earnings per share - fully diluted