Form 10-Q/A
period 1996-06-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 1996-10-16
CIK 790228

FORM 10-Q/A
                         (Amendment No. 1)

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

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)

                        INDEX TO EXHIBITS


EXHIBIT NO.                  DESCRIPTION OF EXHIBIT

 3(i).1   Restated   Certificate of  Incorporation of the Company. (Incorporated
          by reference to Exhibit 3(i).1 of the Company's current report on Form 8-K, dated July 28, 1995)

 3(i).2   Articles  of  Incorporation  of   Specialized  Health  Products,  Inc.
          ("SHP")   (Incorporated  by   reference  to  Exhibit  3(i).2  of   the
          Company's Form 10-K, dated December 31, 1995)

 3(i).3 Articles of Amendment of SHP (Incorporated by reference to Exhibit 3(i).3 of the Company's Form 10-K, dated December 1995)

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

3(ii).2 Bylaws of SHP (Incorporated by reference to Exhibit 3(ii).2 of the Company's Form 10-K, dated December 31, 1995)

10.1 Agreement and Plan of Reorganization dated as of June 23, 1995, among the Company, Russco Resource, Inc., Scott R. Jensen and Specialized Health Products, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated July 28, 1995.)

10.2 Placement Agreement between the Company, SHP and U.S. Sachem Financial Consultants, L.P., dated June 23, 1995 (Incorporated by reference to
          Exhibit 10.2 of the Company's Form 10-K, dated December 31, 1995)

10.3 Form of Employment Agreement with Executive Officers and Directors (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-K, dated December 31, 1995)

10.4 Form of Indemnity Agreement with Executive Officers and Directors (Incorporated by reference to Exhibit 4 of the Company's Form 10-K, dated December 31, 1995)

10.5 Form of confidentiality Agreement (Incorporated by reference to Exhibit 10.5 of the Company's Form 10-K, dated December 31, 1995)

10.6 Joint Venture Agreement between SHP and Zerbec, Inc., dated as of October 30, 1995 (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-K, dated December 31, 1995)

27.1      Financial Data Schedule

    (b)  Reports on Form 8-K;

         None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 SPECIALIZED HEALTH PRODUCTS
                                 INTERNATIONAL, INC.:



Date: October 12, 1996           By /s/ David A. Robinson
                                   David A. Robinson
                                   President, Chief Executive
                                   Officer, Director




Date: October 12, 1996           By /s/ J. Clark Robinson
                                   J. Clark Robinson
                                   Chief Financial Officer,
                                   Director