Form 10-Q
period 1996-09-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 1996-11-14
CIK 790228

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

                         Commission File Number 0-26694

                SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                       93-0945003
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)

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

                         [X]   Yes       [ ] No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding as of November 5, 1996
Common Stock, $.02 par value                            8,589,153

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

                SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
                     Condensed Consolidated Balance Sheets


Assets                                      September 30,       December 31,
                                                1996               1995
                                              (unaudited)       (unaudited)
Current assets:
 Cash and cash  equivalents                  $1,061,815         $4,251,584
 Accounts receivable                              1,212            350,718
 Related party receivable                       162,069            122,850
 Inventories                                     15,785             16,322
 Prepaid expenses and other                     118,681             34,017
                                             ----------         ----------
   Total current assets                       1,359,562          4,775,491

Property   and  equipment, net                1,301,839            812,049
Other assets, net                               311,894            363,188
                                             ----------         ----------
   Total assets                              $2,973,295         $5,950,728
                                             ==========         ==========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                               $88,531           $134,449
 Accrued liabilities                             91,006            446,474
                                             ----------         ----------
   Total current liabilities                    179,537            580,923
                                             ----------         ----------

Stockholders' equity:
 Preferred stock, $.001 par value;
  5,000,000 shares authorized; no
  shares outstanding                                -                 -
 Common stock, $.02 par value; 50,000,000 shares
  authorized; 8,589,153 and 8,566,653
  shares outstanding, respectively              171,783            171,333
 Common stock subscription receivable          (209,200)          (259,500)
 Additional paid-in capital                   9,458,353          9,316,028
 Accumulated deficit                         (6,586,978)        (3,858,056)
 Deferred consulting expense                    (40,200)             -
                                             ----------         ----------
 Total stockholders' equity                   2,793,758          5,369,805
                                             ----------         ----------
 Total liabilities and stockholders' equity  $2,973,295         $5,950,728
                                             ==========         ==========








     See accompanying notes to condensed consolidated financial statements.

                SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

                Condensed Consolidated Statements of Operations


                                                   Three   months   ended
                                           September 30,        September   30,
                                               1996                   1995
                                            (unaudited)           (unaudited)
Sales                                     $    2,487              $   89,804
Cost of sales                                  2,673                  55,480
                                            --------               ---------
   Gross  margin                                (186)                 34,324
                                            --------               ---------
Operating expenses:
 General and administrative                   701,886                474,593
 Research and development                     341,337                212,202
 Consulting expense related to the
  issuance of stock options                    93,800                   -

    Total operating expenses               (1,137,023)               686,795
                                           ----------               --------
    Loss from operations                   (1,137,209)              (652,471)

Interest income, net                           18,567                 67,549
Other income                                    6,459                   -

    Net loss                              $(1,112,183)            $ (584,922)
                                            =========                =======
Net loss per common share                 $      (.13)            $     (.10)
                                           ==========               ========
Weighted average number of common
  shares outstanding                        8,589,153              5,688,123

















     See accompanying notes to condensed consolidated financial statements.

                SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

                Condensed Consolidated Statements of Operations


                                               Nine months ended
                                     September 30,          September 30,
                                         1996                   1995
                                     (unaudited)             (unaudited)
Sales                              $   72,854               $   442,341
Cost of sales                          62,562                   252,801
                                     --------                 ---------
  Gross margin                         10,292                   189,540

Operating expenses:
 General and administrative         1,810,825                 1,108,129
 Research and development             968,515                   430,698
 Consulting expense related to
  the issuance of stock options        93,800                       -
                                    ---------                 ---------
     Total operating expenses       2,873,140                 1,538,827
                                   ----------               -----------
     Loss from operations          (2,862,848)               (1,349,287)

Interest income, net                  102,467                    49,153
Other income                           31,459                       -

   Net loss                       $(2,728,922)              $(1,300,134)
                                  ===========               ===========
Net loss per common share         $     ($.32)              $     ($.46)
                                  ===========               ===========
Weighted average number of
 common shares outstanding          8,581,680                 2,820,883
                                  ===========               ===========
















     See accompanying notes to condensed consolidated financial statements.

                SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

                Condensed Consolidated Statements of Cash Flows

                                                     Nine months ended
                                            September 30,        September 30,
                                                1996                  1995
                                              (unaudited)         (unaudited)
Cash flows from operating activities:
  Net loss                                  $(2,728,922)         $(1,300,134)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                 84,051               56,984
   Common stock and options issued for
     services                                    93,800                8,500
   Write off of operating assets                 50,360                  -
   Changes in operating assets and
     liabilities:
     Decrease (increase) in accounts
      receivable                                349,506             (346,075)
    (Increase) decrease in related party
      receivable                                (39,219)              38,793
     Decrease (increase) in inventories             537              (32,862)
     Increase in prepaid expenses and othe
       assets                                   (84,664)             (49,497)
     Decrease in due to stockholder                 -               (229,419)
    (Decrease) increase in accounts payable
      and accrued liabilities                  (401,386)              75,794
                                             ----------           ----------
       Net cash used in operating activities (2,675,937)          (1,777,916)
Cash flows from investing activities:
  Capital expenditures                         (570,263)            (659,797)
  Acquisition of patents and technology          (2,644)             (58,736)
                                             ----------           ----------
       Net cash used in investing activities   (572,907)            (718,533)
                                             ----------           ----------
Cash flows from financing activities:
  Payments on line of credit                        -               (177,295)
  Borrowings under line of credit                   -                123,825
  Loans from stockholders                           -                 41,500
  Payments on loans from stockholders               -                (17,500)
  Proceeds from issuance of common stock          8,775            7,279,060
  Proceeds from issuance of preferred stock         -                604,001
  Payments on redeemable preference stock and
     dividends                                      -               (268,169)
  Proceeds from stock subscriptions receivable   50,300              190,000
                                              ---------            ---------
       Net cash provided by financing
        activities                               59,075            7,775,422
                                              ---------            ---------
Net (decrease) increase in cash and cash
 equivalents                                 (3,189,769)           5,278,973
Cash and cash equivalents at beginning of
  period                                      4,251,584                -
                                             ----------           ----------
Cash and cash equivalents at end of period   $1,061,815           $5,278,973
                                             ==========           ==========
Supplemental Disclosures of Noncash
 Investing and Financing Activities:
 Noncash dividends on redeemable preferred
  stock                                      $    -              $  495,860
Common stock issued for subscription
 receivable                                       -                 349,500
Related party receivable for issuance of
 common stock                                     -                 158,500

     See accompanying notes to condensed consolidated financial statements.

                SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)     Financial Statements

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1996 and for the periods presented herein have been made.

        It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K. The results of operations for the periods ended September 30, 1996 are not necessarily indicative of the operating results that may result for the year ended December 31, 1996. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its 1995 Annual Report on Form 10-K.

(2)  Distribution Agreement

     On August 26, 1996, the Company entered into an exclusive distribution agreement (the "Distribution Agreement") with Becton Dickinson and Company ("BD") relating to the Company's Safety Cradle(registered) sharps container products. The Distribution Agreement grants BD an exclusive world-wide right to market and distribute the Company's Safety Cradle(registered) sharps container products for an initial term of three years, which term may be extended by BD annually thereafter. The first sales pursuant to the Distribution Agreement are expected to occur in the fourth quarter of 1996, after the Company has made additional modifications to the Safety Cradle(registered) sharps container products and completed other items as required by the Distribution Agreement.

     The Distribution Agreement provides that products may be sold, at BD's option, either under the Company's name or under BD's label. The products will, however, be imprinted with the Company's name. The sales price of the products to BD under the Distribution Agreement can be adjusted under certain circumstances for changes in the initial term of the Distribution Agreement. The company is not required to distribute any future, unrelated products through BD.

(3) 401(k) Profit Sharing Plan

     In June 1996, the Company approved and implemented a 401(k) profit sharing plan and trust (the "Plan"). Employees over age twenty-one are eligible to participate in the Plan. The Company matches 100% of employee contributions to the Plan up to the limits allowed by the Internal Revenue Code. At September 30, 1996, the Company had made contributions to the Plan of approximately $26,800.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.

        The  following   discussion  and  analysis  provides  information  which
management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Wherever in this discussion the term "Company" is used, it should be understood to refer to the Company and Specialized Health Products, Inc. its wholly owned subsidiary ("SHP"), on a consolidated basis, except where the context clearly indicates to the contrary.

Overview

     From its inception, the Company has incurred losses from operations. As of September 30, 1996, the Company had cumulative net losses totaling $6,586,978. During the nine months ended September 30, 1996, the Company's principal focus was the design, development, testing, and evaluation of its Safety Cradle(registered) sharps containers, SafetyStrip(trademarked) Lancet, ExtreSafe(trademark) medical needle technology, intravenous flow gauge system, blood collection device, and other products, and the improvement of its molds and production processes relating to its Safety Cradle(registered) sharps containers.

Financial Position

     The Company had $1,061,815 in cash and cash equivalents as of September 30, 1996. This represented a decrease of $3,189,769 from December 31, 1995. Working capital as of September 30, 1996 also decreased to $1,180,025 as compared to $4,194,568 from December 31, 1995. These decreases were largely due to the Company's net loss of $2,728,922 and $570,263 in capital expenditures during the nine months ended September 30, 1996.

Results of Operations

     During the three and nine months ended September 30, 1996, the Company had sales of $2,487 and $72,854, respectively, compared with sales of $89,804 and $442,341 for the comparable periods from the prior year. All sales relate to the Company's sharps container products which are the only products the Company is currently selling. Sales during the three and nine months ended September 30, 1996 were hampered because the Company entered into an agreement (the "Agreement") with Becton, Dickinson and Company ("BD") on March 11, 1996, whereby BD was given the right to evaluate the Company's Safety Cradle(registered) sharps container for a period of three months while BD and the Company considered entering into an exclusive marketing and distribution agreement. This Agreement prohibited the Company from entering into distributor agreements that would interfere with the Company executing an exclusive marketing and distribution agreement with BD upon expiration of the Agreement. The Agreement, therefore, limited sales of the Company's Safety Cradle(registered) sharps container products in the second and third quarters of 1996. In addition, sales during the first and second quarters of 1996 were hampered due to improvements that were being made to the molds used to produce the Company's sharps container products. The improvements were completed in the first quarter of 1996.

     On August 26, 1996, the Company entered into an exclusive distribution agreement (the "Distribution Agreement") with BD relating to the Company's Safety Cradle(registered) sharps container products. The Distribution Agreement grants BD an exclusive world-wide right to market and distribute the Company's Safety Cradle(registered) sharps container products for an initial term of three years, which term may be extended by BD annually thereafter. the first sales pursuant to the Distribution Agreement are expected to occur in the fourth quarter of 1996 or the first quarter of 1997, after the Company has made additional modifications to the Safety Cradle(registered) sharps container products and completed other items as required by the Distribution Agreement.

     The Distribution Agreement provides that products may be sold, at BD's option, either under the Company's name or under BD's label. The products will, however, be imprinted with the Company's name. The sales price of the products to BD under the Distribution Agreement can be adjusted under certain circumstances for changes in the initial term of the Distribution Agreement. The Company is not required to distribute any future, unrelated products through BD.

     The Distribution Agreement presents certain risks to the Company. These include, among other things (i) reliance for sale of the products on BD, and therefore reliance on BD's marketing ability, marketing plans and credit-worthiness; (ii) if the products are marketed under BD's label, goodwill associated with the products may inure to the benefit of BD rather than the Company; (iii) the Company has only limited protection from changes in manufacturing costs (other than raw materials costs) during the initial term of the Distribution Agreement; and (iv) if the Company is reliant on BD for all or substantially all of its sales, the Company may be restricted in its ability to effectively negotiate with BD for renewal of the Distribution Agreement.

     The Company's accounts receivable were $1,212 at September 30, 1996, compared with $350,718 at December 31, 1995. Of the $350,718 amount, $348,266 was owed to the Company by a single distributor of the Company's sharps container products. The $348,266 was collected in full from the distributor on March 15, 1996.

     Research and development expenses were $341,337 and $968,515 for the three and nine months ended September 30, 1996, respectively, compared with $313,202 and $430,698 for the comparable periods from the prior year. The Company's efforts in the nine months ended September 30, 1996, were focused on refining the design and molds for its Safety Cradle(registered) sharps container products, and upon the design and development of its SafetyStrip(trademarked) and ExtraSafe(trademarked) medical needle technology, intravenous flow gauge system, and blood collection device. The Company's efforts in the nine months ended September 30, 1995, were focused on refining the design and producing molds for its Safety Cradle(registered) sharps container products.

        General and administrative expenses were $701,886 and $1,810,825 for the three and nine months ended September 30, 1996, respectively, compared to $474,593 and $1,108,129 for the comparable periods from the prior year. The increased costs resulted largely from the increases in expenditures in two principal areas. First, salaries and benefits increased from $203,559 and $387,559 for the three and nine month periods ended September 30, 1995, respectively, to $240,842 and $630,356 for the comparable periods for the current year. The increase resulted primarily from the hiring of additional product development, sales and marketing personnel to support sales and commercialization of the Company's products as well as pay increases granted to certain of the Company's employees, including executive officers. Next, legal, accounting, financial advisory and other professional and consulting fees increased from $32,210 and $129,770 for the three and nine month periods ended September 30, 1995, respectively, to $94,751 and $378,434 for the comparable periods for the current year. The increase in costs was primarily from financial advisory, accounting and legal expenses associated with the filing of an amended Form S-1 registration statement and other securities filings required or permitted by law, the hiring and payment of the Company's exclusive financial advisor, and expenses associated with litigation.

        Net interest income was $18,567 and $102,467 for the three and nine month periods ended September 30, 1996, respectively, compared to $67,549 and $49,153 for the comparable periods from the prior year.

Liquidity and Capital Resources

     The Company's need for funds has increased from period to period as it has increased its research and development activities, expanded staff, and commenced the purchase and construction of molds and production equipment. The Company's need for funds has also increased due to the low level of sales during 1996. To date the Company has financed its operations principally through borrowings and private placements of equity securities and debt. Through September 30, 1996, the Company had received net cash from financing activities totaling approximately $9,100,000. At September 30, 1996, the Company had no long-term debt.

        The Company's working capital and other capital requirements during the next year or more will vary based upon a number of factors, including the cost to complete development and bring the SafetyStrip and ExtreSafe medical needle technology, intravenous flow gauge system, phlebotomy device and other products to commercial viability, and the level of sales and marketing for the Safety Cradle sharps containers. At September 30, 1996, the Company had committed to spend $342,400 through the next twelve months on projects relating to the development and manufacture of its products.

     The Company believes that if sales of the Safety Cradle(registered) sharps container products increase substantially from their current level, the working capital of $1,180,025 will be sufficient to support the Company's operations and planned capital expenditures through the third quarter of fiscal year 1997. If sales do not begin to increase sufficiently during the fourth quarter of 1996, the Company can and will cut operating costs and capital expenditures by focusing only on its sharps container products and other products that are or will shortly be ready to sell. In addition, the Company will attempt to raise additional funds through a public or private offering of securities. The Company's failure, however, to produce or sell sufficient quantities of Safety Cradle(registered) sharps container products, raise additional funds, or sufficiently cut the cost of operations and capital expenditures could materially and adversely affect the Company's cash flows. In addition, the Company's business plans may change or unforeseen events may occur which require the Company to raise additional funds.

Forward-Looking Statements

        This document contains both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. Furthermore, manufacturing delays may result from additional mold redesigns or delays may result from the failure to timely obtain FDA approval to sell future products. In addition, sales through BD may not commence as anticipated due to delays by BD or otherwise. If and when such sales commence, the sales may not be as substantial as anticipated. As a result, the Company's actual future operations could differ significantly from those discussed in the forward-looking statements.

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

     During 1994, SHP entered into various agreements with Mold Threads, Inc., a Connecticut corporation ("MT"), whereby MT would constuct various molds and manufacture sharps containers for SHP. SHP alleges that MT did not complete its obligations in a timely or satisfactory manner. When SHP attempted to move the mold work and production to another mold maker/manufacturer, MT refused to release SHP's molds. In January 1995, SHP filed suit in the United States District Court for the District of Utah against MT alleging breach of contract, conversion, and intentional interference with business relations. Thereafter, MT agreed to release SHP's molds. In January 1996, MT counterclaimed in the amount of $22,328, exclusive of attorney's fees and costs, for funds it alleges are owed on a purchase order. During discovery SHP learned that MT had few assets available to cover SHP's damage claims. As a result, on or about September 23, 1996 SHP and MT entered into a mutual release and settlement agreement, whereby cash payment in the amount of $28,787. The Company is not a party to any other legal proceedings.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Securityholders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)
                               INDEX TO EXHIBITS

EXHIBIT NO.                                DESCRIPTION OF EXHIBIT

3(i).1 Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i).1 of the Company's current report on Form
          8-K,   dated  July  28,  1995)
3(i).2 Articles of Incorporation of Specialized Health Products, Inc.("SHP") (Incorporated by reference to Exhibit 3(i).2 of the Company's Form 10-K, dated December 31, 1995)
3(i).3 Articles of Amendment of SHP (Incorporated by reference to Exhibit 3(i).3 of the Company's Form 10-K, dated December 31, 1995)
3(i).4 Plan and Articles of Merger of Russco Resources, Inc., into SHP (Incorporated by reference to Exhibit 3(i).1 to the Company's current report on Form 8-K, dated July 28, 1995)
3(ii).1   Bylaws  of the Company (Incorporated  by reference to Exhibit  3(ii).1 of the  Company's  Form 10-K,  dated  December 31, 1995)
3(ii).2   Bylaws  of SHP  (Incorporated by reference to Exhibit 3(ii).2  of  the
          Company's  Form  10-K,  dated  December  31,   1995)
10.1 Agreement and Plan of Reorganization dated as of June 23, 1995, among the Company, Russco Resources, Inc., Scott R. Jensen and Specialized Health Products, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated July 28, 1995)
10.2 Placement Agreement between the Company, SHP and U.S. Sachem Financial Consultants, L.P., dated June 23, 1995 (Incorporated by reference to
          Exhibit 10.2 of the Company's  Form 10-K,  dated  December 31,  1995)
10.3 Form of Employment Agreement with Executive Officers (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-K, dated December 31, 1995)
10.4 Form of Indemnity Agreement with Executive Officers and Directors (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-K, dated December 31, 1995)
10.5      Form  of  Confidentiality  Agreement  (Incorporated  by  reference  to
          Exhibit 10.5 of the  Company's Form 10-K,  dated  December  31,  1995)

EXHIBIT NO.                      DESCCRIPTION  OF EXHIBIT

10.6 Joint Venture Agreement between SHP and Zerbec, Inc., dated October 30, 1995 (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-K, dated December 31, 1995)
10.7 Distribution Agreement between SHP and Becton, Dickinson and Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated August 26, 1996)
27.1      Financial Data Schedule

        (b)     Reports on Form 8-K:

        One report, dated August 26, 1996, was filed during the quarter ended September 30, 1996 reporting changes in the registrant's certifying accountant.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.:



Date: 11/13/96                        By /s/ David A. Robinson
                                         David A. Robinson
                                         President, Chief Executive Officer,
                                         Director



Date 11/13/96                         By /s/ J. Clark Robinson
                                         J. Clark Robinson
                                         Chief Financial Officer, Director