Form 10-K
period 1996-12-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 1997-04-11
CIK 790228

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                                December 31, 1996

                             Commission file number
                                     0-26694

                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                               87-0431035
(State or other jurisdiction  of            (IRS employer identification no.)
      incorporation)

 655 East Medical Drive, Bountiful, Utah 84010              (801) 578-3580
  (Address of principal executive offices)       (Registrant's telephone number,
                                                       including area code)

           Securities registered pursuant to Section 12(g) of the Act:

       Title of each class            Name of each exchange on which registered
   Common Stock, $.02 Par Value                        None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of voting stock held by non-affiliates of the registrant at March 31, 1997, was $26,396,127. On that date, there were 9,257,343 outstanding shares of the registrant's common stock.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.


                       TABLE OF CONTENTS TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1996


                                     PART I

Item 1.    Business .......................................................3
Item 2.    Properties ....................................................15
Item 3.    Legal Proceedings .............................................15
Item 4.    Submission of Matters to a Vote of Security Holders ...........15

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters .........................................17
Item 6.    Selected Financial Data .......................................18
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations .........................19
Item 8.    Financial Statements and Supplementary Data ...................24
Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure .........................24

                                    PART III

Item 10.   Directors and Executive Officers of Registrant ................24
Item 11.   Executive Compensation ........................................26
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management ..............................................30
Item 13.   Certain Relationships and Related Transactions ................31

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K .........................................32

                                     PART I

Item 1. Business.

General

         The Company is engaged principally in the development of cost-effective, disposable, proprietary health care products and systems designed to reduce the spread of disease and the incidence of accidental injury in the health care industry. The Company has created a portfolio of proprietary health care products that are in various stages of production, pre-production, development and research. At present, the Company is focusing its resources and activities principally on design and development of new products designed to minimize the risk of the spread of HIV/AIDS, hepatitis B and other blood-borne diseases through accidental needlesticks, the development of other medical products and the marketing of its current products used for the disposal of contaminated "sharps" (i.e., needles, syringes, blood collection systems, intravenous catheters, surgical blades, lancets, etc.).

         The Company's products include those being currently commercialized, those utilizing the ExtreSafe(TM) medical needle withdrawal technology and those relating to filmless digitized imaging technology. In December 1994, the Company introduced the first in its line of containers for the disposal of contaminated sharps. Additional sizes and versions of its Safety Cradle(R) sharps containers were released in the third and fourth quarters of 1995. The Company has also developed a safety lancet (the "ExtreSafe(TM) Lancet Strip"), a small hand-held device for penetrating the skin to obtain blood for analysis. Commercial production of the ExtreSafe(TM) Lancet Strip commenced in the first quarter of 1997.

         The Company is developing a line of products using the Company's ExtreSafe(TM) medical needle withdrawal technology (the "ExtreSafe(TM) Products"), which incorporates a system to allow a contaminated needle to be automatically retracted and immediately encapsulated without exposure to the health care worker. Products under development that incorporate the ExtreSafe(TM) medical needle withdrawal technology include ExtreSafe(TM) phlebotomy devices, ExtreSafe(TM) catheters and several different ExtreSafe(TM) syringe applications. The Company expects to introduce additional products using this technology. Prototypes of the Extresafe(TM) phlebotomy device, Extresafe(TM) catheters and Extresafe(TM) syringes have been completed. The Company has filed two 510(k) applications with the FDA relating to the Company's ExtreSafe(TM) medical needle withdrawal technology. The Company's safety intravenous flow gauge and blood collection devices are in the research stage.

         The Company has entered into a joint venture to design and produce an improved filmless digitized imaging technology to be used in the medical field (the "Imaging Products") which is in the research stage. A model has been produced to demonstrate the technology.

Company Background

         The Company was incorporated in 1986 as Santian Ventures, Inc., a Utah corporation. Santian Ventures, Inc. was organized to engage in the business of acquiring assets and properties of any kind without regard to any specific type of business or industry. In 1989, the Company changed its name to Ware/Hadley Ventures, Inc. Subsequently, the Company's corporate domicile was changed to the State of Delaware, and its name was changed to Russco, Inc., effective December 20, 1990, by merger into a then newly created Delaware corporation. The Company had no operations until July 28, 1995. On that date the Company acquired Specialized Health Products, Inc., a Utah corporation ("SHP"), through a merger with a subsidiary of the Company (the "Acquisition"). The Company changed its name to "Specialized Health Products International, Inc." ("SHPI") and SHP became a wholly owned subsidiary of SHPI. The persons serving as officers and directors of SHP immediately prior to the consummation of the Acquisition were elected to the same offices with SHPI and retained their positions as directors and officers of SHP. In addition, the outstanding securities of SHP became outstanding securities of SHPI. Prior to the Acquisition, neither SHP nor any affiliate of SHP had an interest in Russco, Inc.

Products

         Sharps Containers

         In January 1994, SHP acquired the Sharp-Trap(R) name and all technology developed by Sharp-Trap, Inc., a Michigan corporation, relating to a patented container entry system that was designed to reduce the risk of accidental needlesticks and exposure to contaminated instruments when disposing of them. At the time of SHP's purchase of the Sharp-Trap(R) technology, Sharp-Trap, Inc. was already manufacturing two sharps container product configurations, a 0.5 quart and a 1.5 quart (the "Sharp-Trap(R)" containers).

         Following additional research and discussions with medical product distributors and end users, SHP designed an improved line of Safety Cradle(R) sharps containers (the "Safety Cradle(R)") which retained the basic container closure technology and incorporated improvements to make them safer, higher quality, easier to use and less costly to manufacture than the Sharp-Trap(R) containers. The self-closing Safety Cradle(R) containers allow for disposal of sharps in a container that incorporates a self-closing sharps containment flap and incorporates both a temporary and a permanent locking mechanism. Especially adapted for alternate site use, SHP's line of Safety Cradle(R) sharps containers provides convenience and safety for home health care and other portable applications. In addition, each of SHP's sharps containers is designed to be used as a self-contained shipping container, used in the transport of unused medical products, which readily converts at the user's site into as a safe and efficacious sharps container. The Safety Cradle(R) sharps container's novel, single-molded-part lid fits three sizes of containers filling a broad spectrum of sharps containment applications, especially alternate site use which includes emergency vehicle, in-home and insurance testing. As each Safety Cradle(R) sharps container is formed from only two molded parts, unit manufacturing cost places SHP's sharps containers in a competitive position, while the special design for transportability permits the Safety Cradle(R) container to fill a unique market niche. These containers are made of polypropylene material.

         Becton Dickinson and Company ("BD") began distribution of the Safety Cradle(R) sharps containers in the first quarter of 1997, as part of BD's exclusive international marketing and distribution agreement with the Company. See "Marketing and Sales" for a description of the BD distribution agreement relating to the Company's Safety Cradle(R) sharps containers.

         The Safety Cradle(R) products can be used for a variety of purposes, including:

         Safety Cradle(R) Sharps Container - all three sizes will be used as Safety Cradle(R) sharps containers to contain and dispose of contaminated sharps.

         Transporter - all three sizes are designed to house new medical devices for shipping to the customer. Upon arrival at a customer site, each Safety Cradle(R) sharps container can be utilized as a sharps disposal container.

         Recycler - all three sizes are designed for use by medical product manufacturers as a secured container, so that discarded sharps may be shipped back to the manufacturer or to a sharps disposal facility for recycling.

         The ExtreSafe(TM) Lancet Strip

         Lancets are small devices used to penetrate the skin, usually a finger, to obtain a few drops of blood for analysis. Lancets are used by health care workers and can be self-administered by individuals, especially insulin users. The same safety concerns exist with the handling of lancets as with needles, because lancets become contaminated after they come into contact with blood.

         There are a number of lancets on the market today, the most common of which is a small "nail" type instrument which is pressed against the finger, and the "nail" penetrates the skin by hand pressure. Some lancets penetrate the skin with a blade, which generally produces better blood flow. The nail type lancet is often inserted into a spring loaded activation device, about the size of a large pen. The device is pressed against the skin of the patient's finger which is penetrated when the spring is triggered. After triggering, the activation device must be emptied and then reloaded with another lancet for use on the next patient. Existing activation devices may become contaminated by blood splattering when the finger is pierced. To help prevent contamination, activation devices should be sterilized or disposed of after each use. However, while these activation devices are intended to be used on multiple patients, they are not designed or intended to be sterilized thus increasing the risk of cross contamination.

         Company management believes its ExtreSafe(TM) Lancet Strip is easy to use and cannot be used more than once. The ExtreSafe(TM) Lancet Strip is provided in cartridge strips of six lancets per strip, a configuration that is patent protected. Lancets are used one at a time, by breaking off and discarding lancets immediately after use. A lancet strip is loaded into a convenient, low-cost, activation device which also provides a means for safely and conveniently triggering each lancet. After penetrating the skin, the blade automatically returns inside its housing and cannot be reused. The used blade, encased by its protective housing, is then broken off from the strip and appropriately discarded. Reloading the handle with another cartridge is a simple process. In the opinion of Company management, use of the ExtreSafe(TM) Lancet Strip will be easier and faster than use of existing lancets. This is an assumption by management, as no testing has been performed to verify management's belief. The blade of the Company's ExtreSafe(TM) Lancet Strip has a revolutionary design and its rotary spring motion drives the blade both outward to lance and inward for retraction. In the opinion of Company management, the ExtreSafe(TM) Lancet Strip's design makes it less painful than nail type lancets, although no formal comparison testing has been conducted. It is also noteworthy that part of the lancet in contact with the patient's skin prior to lancing is sterile until contaminated by use. Commercial production of the ExtreSafe(TM) Lancet Strip commenced in the first quarter of 1997, although automated equipment is not yet completed.

Products Under Development

         ExtreSafe(TM) Phlebotomy Devices

         For certain blood tests it is necessary to draw blood from the patient for analysis. The present method for drawing blood involves the insertion of a needle, which is attached to a barrel, into a blood vessel and obtaining blood by way of vacuum pressure, most often into a small evacuated tube-like container, which is inserted into the barrel, commonly known as a Vacutainer(R) (the Vacutainer(R) is not a trademark of the Company). After blood is drawn, the needle is manually removed from the patient and, while continuing to attend to the patient, the Vacutainer(R), barrel and needle are often placed on a tray, bed, table or otherwise set aside. Afterward, the needle is usually unscrewed from the barrel and discarded into a sharps container, while the barrel is often used again with another patient which increases the risk of cross contamination. The Company's ExtreSafe(TM) phlebotomy devices provide a safer method. The device retracts the inserted needle into a safe housing quickly and automatically, minimizing the chance of an inadvertent stick by a contaminated needle. Retraction is initiated by a simple depression of a designated distortable portion of the housing assuring that there is no action directed toward or away from the patient which might affect the depth of needle penetration. The Company's ExtreSafe(TM) technology has a number of other applications, including ExtreSafe(TM) catheters and ExtreSafe(TM) syringes described hereafter. Prototypes of the ExtreSafe(TM) phlebotomy device have been completed.

         ExtreSafe(TM) Catheters

         Catheters are devices that are inserted into veins or other bodily passages to remove blood or other fluids. Contemporary catheter use has problems similar to those faced in drawing blood. Inserting a catheter involves a percutaneous needlestick followed by threading the catheter over the needle into a patient's vein or artery. This method can be unsafe in two respects. First, when the needle is pulled out of the catheter there is a discharge of blood which could contaminate the health care worker. Second, needlesticks occur when the needle is withdrawn from the catheter because, in most instances, the needle is temporarily left exposed while the patient is being attended to by the health care worker. Like the ExtreSafe(TM) phlebotomy device , the Company's

ExtreSafe(TM) catheters retract a contaminated needle from a patient and enclose the needle in a safe housing when a health care worker depresses a portion of the housing at the time the needle is to be extracted from the patient and catheter. Further, in one version of the ExtreSafe(TM) catheter, a manually closeable portion of the catheter stem permits the catheter channel to be held closed until a connection is made to a medical line thereby restricting blood loss. Prototypes of ExtreSafe(TM) catheters have been completed.

         ExtreSafe(TM) Syringes

         Another area where there is significant risk of needlesticks is in syringe use. There are many different aspects of syringe use which range from integrated units which combine a filled syringe and attached needle for unit dose applications to syringe needles which are attached to separate syringes by leur-lock connectors. Generally, access to the needle for a medical procedure involves removing a needle cap just prior to performing the procedure. In the past, medical personnel attempted needle protection by replacing the needle cap after performing the procedure, but the volume of accidental needlesticks related to needle replacement resulted in the banning of such needle cap replacement. Medical personnel then began disposing of needles by carrying the exposed needles to sharps containers (normally found in the patient's room) and by providing needle/syringe apparatus having a shroud which can be extended over the exposed needle after the procedure. The ExtreSafe(TM) syringe provides an extendible needle which is retracted into a safe housing in a manner similar to the retraction of the ExtreSafe(TM) phlebotomy devices and catheter systems described above. Prototypes of the ExtreSafeTM syringes have been completed.

         Filmless Digitized Imaging Technology

         The procedure for taking a large area x-ray image having generally acceptable resolution and presenting the x-ray to the attending physician for interpretation, has changed little over the past forty years. The most common x-ray image today is taken by way of a film which requires development in a darkroom. The physician personally handles the x-ray, which is generally imprinted on a 14" x 17" film sheet. For record keeping purposes, hospitals usually retain x-ray images for at least six years. X-ray storage and retrieval is a costly problem for many medical facilities. While some filmless x-ray systems have been introduced recently, none fulfill necessary resolution requirements of commonly performed x-ray procedures.

         In October 1995, the Company entered into a joint venture with Zerbec, Inc., a Texas corporation, to develop, manufacture, distribute and market products and technologies using a patented solid state filmless digitized imaging technology through Quantum, a Utah corporation formed at that time. The filmless digitized imaging technology involves a method of directly producing an electrical signal from an image recorded on an x-ray plate. The signal is instantly digitized and stored on a CD-ROM and the same x-ray plate is then available for a later procedure. The filmless digitized imaging technology eliminates film as the x-ray image recording medium and enables x-ray films to be translated to a CD-ROM format to simplify their storage, retrieval and handling. The Company believes the filmless digitized imaging technology can revolutionize the way in which x-ray images are obtained, interpreted and stored, while also providing clearer images having high resolution that are more easily interpreted than x-ray films. Furthermore, the technology could represent a breakthrough in the use of x-ray facilities in mobile medical emergency units which has not been achieved to date because of the necessity for local chemical handling equipment associated with film processing.

         Under the terms of the joint venture agreement, Zerbec, Inc. and SHP formed Quantum Imaging Corporation, a Utah corporation ("Quantum"), to finish the development and commercialize the filmless digitized imaging technology. A prototype has been produced to demonstrate picture resolution compatible with breast cancer diagnosis.

         At present, SHP and Zerbec, Inc. are equal owners of Quantum. Pursuant to the terms of the joint venture agreement, Zerbec, Inc. assigned patented filmless digitized imaging technology to Quantum, and will provide ongoing support in the development and commercialization of the technology. SHP is obligated to contribute $15,000 to Quantum's research and development efforts in April and $10,000 in May. In addition, SHP is obligated to pay Quantum up to $15,000 per month for general and administrative expenses through June 1, 1997.

         For Quantum to be successful, the Company estimates that between $3,000,000 and $6,000,000 will have to be raised. It is anticipated that at least one third of the outstanding shares of Quantum will be sold to fund development of related filmless digitized imaging systems through initial production. In addition, if at least $3,000,000 in funding is not raised by June 1, 1997, then Zerbec, Inc. has the right to acquire two-thirds of SHP's interest in the Quantum for one dollar (the "Zerbec Option"). SHP is trying to negotiate an agreement with Zerbec, Inc. whereby SHP can acquire Zerbec Inc.'s interest in Quantum (the "Zerbec Acquisition") or an extension of the date at which the Zerbec Option can be exercised. There can be no assurance that SHP will be able to negotiate, on terms acceptable and/or favorable to SHP, an agreement relating to the Zerbec Acquisition or an extension of the date on which the Zerbec Option can be exercised. As a result, the Company's ownership interest may decrease as a result of the Company's inability to negotiate an agreement with Zerbec, Inc. and/or from dilution resulting from new financing.

Company Strategy

         The Company's primary objective is to establish itself as a leading developer of safety medical products. The manufacture of these products will be subcontracted to reputable manufacturers. To achieve this objective, the Company's growth strategy is focused on the following four principal elements.

     o Capturing significant market share of the sharps container, lancet, phlebotomy device, IV catheter and syringe markets.

     o Broadening the Company's existing products lines and developing product lines to penetrate closely related markets.

     o Seeking additional market opportunities based on the Company's proprietary technology.

     o Developing marketing and distribution agreements with large medical product organizations.

         Sharps Containers

         Consistent with the Company's objective of selling its products through third party distributors, on August 26, 1996, the Company entered into an exclusive distribution agreement (the "Distribution Agreement") with BD relating to the Company's Safety Cradle(R) sharps container products. The Distribution Agreement grants BD an exclusive world-wide right to market and distribute the Company's Safety Cradle(R) sharps container products for an initial term of three years, which term may be extended by BD annually thereafter. During the term of the Distribution Agreement, marketing of the Company's Safety Cradle(R) sharps container products will be done exclusively through BD. See "Marketing and Sales" for a more detailed discussion of the distribution of the Company's Safety Cradle(R) sharps container products through BD.

         Extresafe(TM) Lancets

         The Company intends to distribute its Extresafe(TM) Lancets through third party distributors. The Company has entered into a distribution agreement National Clinical Supply for the distribution of Extresafe(TM) Lancets to blood banks and plasma collection centers in the United States and to the Canadian Red Cross. The Company intends to seek out additional third party distributors to market and sell Extresafe(TM) Lancets.

         Products in Development

         The Company's ExtreSafe(TM) phlebotomy devices, ExtreSafe(TM) catheters, ExtreSafe(TM) syringes, intravenous flow gauge, blood collection device, other ExtreSafe(TM) medical needle withdrawal technology products and the filmless digitized imaging technology are in various stages of research and/or development. The Company plans to continue development of each of these products/systems. The necessary production equipment and testing, however, must be completed before such products are brought to market.

         Future Market Opportunities

         The Company will seek to enter additional markets in situations where it believes that it can gain significant market share based on proprietary technology or by capitalizing on its sales channels for complementary products. There are a number of possible future applications for the Company's technology, but there can be no assurance that the Company will commence development of any such products.

Marketing and Sales

         The Company currently plans to employ a limited number of sales and marketing personnel; however, the number will vary depending on the extent to which the Company contracts with third parties or forms strategic alliances with other parties to market and sell its products. The Company will seek third parties to market and distribute its products in the United States and selected foreign countries. The Company may enter into contracts, licensing agreements and joint ventures with such third parties whereby the Company would receive a licensing fee and/or royalty payment based on the licensee's revenues. The Company would likely enter into such licensing arrangements with several companies based on geographical regions and/or product types, but may enter into an exclusive arrangement with a single company having a major presence in most markets the Company seeks to penetrate. There can be no assurance that the Company will be able to enter into contracts, license agreements or joint ventures with third parties on terms acceptable to the Company.

         The Company intends to support the marketing of its products by, among other things, attending trade shows and advertising in industry publications. The Company intends to distribute samples of some or all of its products free of charge to various health care institutions and professionals in the United States and in selected foreign countries to introduce and attempt to create a demand for the products in the marketplace.

         Sharps Containers

         On August 26, 1996, the Company and BD entered into the Distribution Agreement. The Distribution Agreement grants BD an exclusive world-wide right to market and distribute the Company's Safety Cradle(R) sharps container products for an initial term of three years, which term may be extended by BD annually thereafter upon pricing terms to be negotiated in good faith. The Distribution Agreement provides that products may be sold, at BD's option, either under the Company's name or under BD's label. The products will, however, be imprinted with the Company's name. The first sales pursuant to the Distribution Agreement occurred in the first quarter of 1997, after the Company made modifications to the Safety Cradle(R) sharps container products as required by the Distribution Agreement and completed other items as required by the Distribution Agreement.

         The Distribution Agreement presents certain risks to the Company. These include, among other things (i) reliance on BD for the sale of the products, and therefore reliance on BD's marketing ability, marketing plans, creditworthiness and selling efforts; (ii) to the extent products are marketed under BD's label, goodwill associated with the products may inure to the benefit of BD rather than the Company; (iii) the Company has only limited protection from changes in manufacturing costs (other than raw materials costs) during the initial term of the Distribution Agreement; and (iv) if the Company is reliant on BD for all or substantially all of its sales, the Company may be restricted in its ability to effectively negotiate with BD concerning pricing or other terms upon extension of the initial three-year term of the Distribution Agreement by BD.

         Extresafe(TM) Lancets

         The Company has entered into a distribution agreement with National Clinical Supply for the distribution of Extresafe(TM) Lancets Strips. The distribution arrangement is limited to blood banks and plasma collection centers in the United States and to the Canadian Red Cross. The Company is seeking additional parties to market and distribute its Extresafe(TM) Lancets Strips upon terms that are favorable to the Company. Until the Company is able to enter into such distribution arrangement, the Company is currently attempting to market and sell the Extresafe(TM) Lancets Strips with its own limited sales force.

         Other Products

         The Company currently intends to market and sell its follow on products in the United States and selected foreign countries through third party manufacturers and distributors. The Company's plan for the distribution and sales of its products is to target major segments of the respective markets for those products, including, major hospital and institutional buying groups, pharmaceutical companies, distributors and wholesalers, and government and military agencies. The Company intends to market and distribute its products through one or more companies that have a major presence in these markets.

         On March 27, 1997, the Company entered into a letter of intent with BD which contemplates a license agreement related to the development, manufacture, distribution and commercialization of a product utilizing the Company's ExtreSafe(TM) technology. If a license agreement is consummated, the Company anticipates that BD will distribute at least one, and possibly several, of the Company's products utilizing the ExtreSafe(TM) technology on an exclusive basis. Under the terms of the letter of intent, BD would pay the Company $4 million in prepaid royalties and development fees in two equal payments which payments relate to the first product utilizing the ExtreSafe(TM) technology to be licensed to BD. The financial terms relating to additional products licensed to BD would be subject to negotiation. The first payment would be made within thirty days of execution of a license agreement and the second payment no later than March 1998. The proposal is subject to the satisfactory completion of a legal and business investigation and due diligence review of the Company's intellectual property portfolio by BD and the approval of the boards of directors of the Company and BD.

         The Company will not sell its ExtreSafe(TM) medical needle withdrawal technology for commercial use in the United States until regulatory approval is obtained. The Company must also comply with the laws and regulations of the various foreign countries in which the Company plans to sell its products. Certain foreign countries may only require the Company to submit evidence of the FDA's pre-market clearance of the relevant products prior to selling in such countries. However, some foreign countries may require additional testing and approval. See "Government Regulation."

Industry

         Market

         Health care is one of the largest industries in the world and continues to grow. There is increasing demand in the health care market for products that are safer, more efficacious and cost-effective. The Company's products target segments of this market. While traditional, non-safety, products in the market segments which the Company seeks to address compete primarily on the basis of price, the Company expects to compete on the basis of health care worker safety, ease of use, reduced cost of disposal, patient comfort and compliance with OSHA regulations, but not on the basis of purchase price except to the extent it will be competitive with other safety devices. However, the Company believes that when all indirect costs (disposal of needles, and testing, treatment and workers compensation expense related to needlestick injuries) are considered, the Company's products will compete effectively both with "traditional" products and the safety products of the Company's competitors.

         Accidental Needlesticks

         Needles for hypodermic syringes, phlebotomy sets and intravenous catheters are used for introducing drugs and other fluids into the body and drawing blood and other fluids from the body. Among the applications for needles are the injection of drugs (hypodermic needles), the drawing of blood (phlebotomy sets) and the infusion of drugs and nutrients (catheters). There is an increasing awareness of the potential danger of infections and illness that result from accidental needlesticks and of the need for safer needle devices to reduce the number of accidental needlesticks that occur.

         Infections contracted as a result of accidental needlesticks are a major concern to health care institutions, health care workers, sanitation and environmental services workers and certain regulatory agencies. Accidental needlesticks may result in the spread of infectious diseases such as hepatitis B, HIV (which may lead to AIDS), diphtheria, gonorrhea, typhus, herpes, malaria, rocky mountain spotted fever, syphilis and tuberculosis. According to the American Hospital Association's (the "AHA") report dated December 1992, an estimated 800,000 occupational needlesticks occur nationwide each year. The number of reported needlesticks, however, is believed to be only a portion of the actual number of occurrences. The AHA report estimates that the direct costs (excluding costs such as time lost from work and other administrative activities) for medical evaluation and follow-up treatment after a single needlestick injury range from $200 to $1,200. While it is difficult to estimate the total costs associated with treating accidental needlestick injuries with any degree of confidence, Theta Corporation, in its Report No. 346 on Medical Needles and Syringes dated January 1994 (the "Theta Corporation Report"), estimates that the total cost associated with treating accidental needlesticks in the United States averages $3 billion each year. The AHA and other authorities have also stated that the benefits resulting from the prevention of accidental needlesticks (and of the resulting incidence of infection, illness, time lost from work and death) cannot be measured solely by savings in the costs of medical treatment.

         The possibility of health care workers becoming infected from contaminated needles has caused and continues to cause a great deal of concern in the health care field and the agencies regulating that area. OSHA has adopted regulations requiring employers to institute universal precautions to prevent contact with blood and other potentially infectious materials. OSHA's regulations also require employers to establish engineering controls (e.g., sharps disposal containers and self-sheathing needles) and safe work practices to insure compliance with these universal precautions. OSHA does not mandate specific technologies; rather, employers are permitted to choose the most appropriate and effective safety control devices to meet their specific institutional needs. According to OSHA guidelines, while employers do not have to institute the most sophisticated engineering controls, it is the employer's responsibility to evaluate the effectiveness of existing controls and evaluate the feasibility of instituting more advanced engineering controls. OSHA specifically prohibits the recapping, bending or removal of needles, unless there is no feasible alternative or if required for a specific medical procedure.

         The majority of health care workers' adverse exposures to blood are either product-mediated (e.g., needlesticks) or could be prevented by the use of appropriate products (e.g., sharps containers). Increasing pressure is mounting from the government and private sectors for the health care industry to develop medical devices that will provide a safer working environment for health care workers and their patients. The Company's products attempt to address the growing demand for medical devices that reduce the risk of accidental exposure to blood-borne diseases.

         Disposal of Sharps

         There is extensive everyday use of sharps by doctors, nurses and other health care workers who are in danger of accidental exposure to transmittable blood-borne diseases such as AIDS and hepatitis B. The most extensively used sharp is the medical needle. The Theta Corporation Report estimated that approximately five and one-half billion needles and syringes would be sold in the United States in 1996. Approximately every thirty nine seconds, about eight hundred thousand times a year, a health care worker is accidentally injured by a potentially contaminated needle. Based on source material from 1988 and 1989, it is estimated that every year as many as 12,000 health care workers become infected by accidental exposure to hepatitis B.

         OSHA mandates the use of special containers for sharps disposal purposes to reduce the incidence of accidental transmission of blood-borne diseases. OSHA requires that the design of sharps containers meet certain minimum standards of safety. It also makes recommendations with respect to the safe handling of needles. One of the most common causes of accidental needlesticks occurs when a worker tries to recap a needle. The most recent OSHA regulations require that needles not be recapped or purposely bent or broken. After they are used, disposable syringes, needles, and other sharp items should be placed in closeable, disposable, puncture-resistant containers that are leak proof on the sides and bottom and labeled according to OSHA guidelines.

         Facilities now being affected by current state and federal legislation regarding the disposal of biohazardous items include hospitals, laboratories, clinics, nursing homes, blood banks, physicians' offices and mortuaries. Stricter legislation may be introduced that relates to all environments where sharps can be found (e.g., homes, public facilities, etc.). In addition, some states have passed legislation and others are considering legislation relating to the disposal of sharps.

Patents and Proprietary Rights

         The Company owns six United States patents and has other patent applications pending in the United States and in other countries which are directly applicable to the Company's Safety Cradle(R) sharps container products. The Company also owns two United States patents relating to its ExtreSafe(TM) Lancet Strip, and six United States patents and allowed patent applications relating to its ExtreSafe(TM) medical needle withdrawal technology. The Company has two additional United States patent applications pending relating to its ExtreSafe(TM) Lancet Strip.
None of the above referenced patents expires before April 1, 2006.

         Quantum, an affiliate of the Company, owns three United States patents and has three Canadian patents relating to the filmless digitized imaging technology. These patents expire in May 2001, September 2002 and September 2005. The Company expects that additional patents will be applied for relating to the technology owned by Quantum.

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

Manufacturing

         The Company has designed and paid for the construction of various molds and machinery used to manufacture its Safety Cradle(R) sharps containers. The Company owns all molds used to manufacture its Safety Cradle(R) sharps containers. The Company contracts for the manufacture of its Safety Cradle(R) sharps containers from outside sources. Presently a single corporation is manufacturing the Company's Safety Cradle(R) sharps container products. In the past, polypropylene resin, the major plastic material used in the Company's Safety Cradle(R) sharps containers, has been in short supply for limited periods of time. While alternative manufacturers exist, changes in the Company's manufacturer or an unforeseen shortage in the supply of polypropylene could disrupt production schedules and could materially and adversely affect the Company.

         Final   arrangements   have  been  made  for  the  manufacture  of  the
ExtreSafe(TM) Lancet Strip. The Company has not contracted yet for the manufacture of the ExtreSafe(TM) phlebotomy devices, ExtreSafe(TM) catheters, ExtreSafe(TM) syringes, intravenous flow gauge, blood collection device, other ExtreSafe(TM) medical needle withdrawal technology products or filmless digitized imaging technology. The materials that the Company plans to use to produce these products are generally widely available. The Company does not anticipate difficulty in obtaining such materials. At present, there are a number of manufacturers that could produce lancet and needle retraction products and a number of suppliers could supply necessary parts.

Competition

         The leading manufacturers in the sharps container market are Baxter International, Inc., Becton Dickinson and Company, Devon Industries, Inc. and Sage Products, Inc. There are also numerous smaller manufacturers. A variety of sharps disposal products have been introduced into the marketplace. Some of these disposal containers accommodate only the needle while others accommodate the needle, syringe and limited surgical instruments. The majority of the sharps containers on the market, however, allow contaminated instruments to fall out when inverted. Many of the products are unstable if not supported by wall supports or other apparatus. The Company believes its products are more stable, safer and more effective than competitively priced products on the market. In addition, there are no sharps disposable transporters or recycler/transporter type products on the market today.

         The leading manufacturers in the lancet market are Becton Dickinson and Company, Surgicutt, Inc., Miles, Inc., Diagnostic Corporation, Boehringer Mannheim, Inc., and Sherwood Medical Company, a subsidiary of American Home Products Corporation. There are also numerous smaller manufacturers. To the best of the Company's knowledge, there are no safety lancets on the market today that operate in a manner similar to the Company's ExtreSafe(TM) Lancet Strip.

         The leading manufacturers of standard needles are Becton Dickinson and Company, Sherwood Medical Company, Inc. and Terumo Medical Corporation of Japan. The Company is aware of no products on the market today that are comparable to the ExtreSafe(TM) needle withdrawal devices (i.e., that is transversely activated to automatically extract a contaminated needle and immediately retracts the needle into a safe housing). Applications for the Company's needle retraction technologies may also be found in phlebotomy devices, percutaneous catheter insertion, syringes, and other medical needle devices.

         While traditional, non-safety, products in the market segments which the Company seeks to address compete primarily on the basis of price, the Company expects to compete on the basis of health care worker safety, ease of use, reduced cost of disposal, patient comfort and compliance with OSHA regulations, but not on the basis of purchase price except with respect to comparable safety products. However, the Company believes that when all indirect costs (disposal of needles, testing, treatment and workers' compensation expense related to needlestick injuries) are considered, the Company's products will compete effectively both with "traditional" products and the safety products of the Company's competitors.

         It should be noted, however, that the health care products market is highly competitive. Many of the Company's competitors have longer operating histories and are substantially larger, better financed and better situated in the market than the Company.

Acquisition of Technology/Research and Development

         The Company has devoted substantially all of its efforts to acquiring its health care products and research and development relating thereto. Research and development costs were $1,264,186, $804,639 and $290,950 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company plans to acquire additional technologies that it determines are appropriate to acquire. In addition, the Company plans to continue research and development on its current products.

Government Regulation

         The Company and its products are regulated by the FDA, pursuant to various statutes, including the FD&C Act, as amended and supplemented by the Medical Device Amendments of 1976 (the "1976 Amendments") and the Safe Medical Devices Act of 1990. Pursuant to the 1976 Amendments, the FDA classifies medical devices intended for human use into three classes, Class I, Class II and Class
III. The controls applied to the different classifications are those the FDA believes are necessary to provide reasonable assurance that a device is safe and effective. Class I devices are products not requiring pre-market notification which can be adequately regulated by the same types of controls the FDA has used on devices since the passage of the FD&C Act in 1938. These "general controls" include provisions related to labeling, producer registration, defect notification, records and reports and good manufacturing practices ("GMPs"). GMPs include implementation of quality assurance programs, written manufacturing specifications and processing procedures, written distribution procedures and record keeping requirements. Class II devices are products for which the general controls of Class I devices are deemed not sufficient to assure the safety and effectiveness of the device and require special controls. Special controls for Class II devices include performance standards, post-market surveillance, patient registries and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.

         Section 510(k) of the FD&C Act requires individuals or companies manufacturing medical devices intended for human use to file a notice with the FDA at least ninety (90) days before introducing the product into the marketplace. The notice (a "510(k) Notification") must state the class in which the device is classified and the actions taken to comply with performance standards or pre-market approval which may be needed if the device is a Class II or Class III device, respectively. If the registrant states the device is unclassified, it must explain the basis for that determination.

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

         The Company has a 510(k) Notification from the FDA that its Sharp Trap(R) sharps containers are substantially equivalent to legally marketed predicate devices. The Company's Safety Cradle(R) sharps containers are subject to the general controls of the FD&C Act and the additional controls applicable to Class II devices. The Company has received a second 510(k) Notification on its sharps containers which includes all areas of use for the Safety Cradle(TM) sharps container.

         OSHA also requires, in part, that sharps containers are closeable, disposable, puncture-resistant, leak proof on the sides and bottom and appropriately labeled. The Company's Safety Cradle(R) sharps containers are in compliance with present OSHA regulations. Future regulations, however, may be imposed which might have a material adverse effect on the Company and/or one or more of its products.

         The Company's ExtreSafe(TM) Lancet Strip is a Tier I Class I device. No pre-market approval or notification is required before the ExtreSafe(TM) Lancet Strip is sold. The Company must adhere to GMP regulations, however, in connection with its manufacture of the ExtreSafe(TM) Lancet Strip.

         The Company's follow-on products (i.e., ExtreSafe(TM) medical needle withdrawal technology, intravenous flow gauge and blood collection device) are still in the development stage. In March 1995, the FDA issued a draft guidance document on 510(k) Notifications for medical devices with sharps injury prevention features, a category that would cover most of the Company's ExtreSafe(TM) technology products. The draft guidance provisionally placed this category of products into Class II Tier 3 for purposes of 510(k) review, meaning that such products will be subject to the FDA's most comprehensive and rigorous review for 510(k) products. However, review under this classification is expedited. The draft guidance also states that in most cases, FDA will accept, in support of a 510(k) Notification, data from tests involving simulated use of such a product by health care professionals, although in some cases the agency might require actual clinical data.

         The Company expects its other follow-on products (i.e., intravenous flow gauge and blood collection device) to be Class II devices. The Company also expects that said follow-on products will not require pre-market approval applications but will be eligible for marketing clearance through the 510(k) Notifications procedure based upon their substantial equivalence to a previously marketed device or devices. Although the 510(k) pre-market clearance process is ordinarily simpler and faster than the pre-market approval application process, there can be no assurance that the Company will obtain 510(k) pre-market clearance to market its follow-on products, that the Company's follow-on products will be classified as set forth above, or that, in order to obtain 510(k) clearance, the Company will not be required to submit additional data or meet additional FDA requirements that may substantially delay the 510(k) delay sales and add to the Company's expenses. Moreover, such 510(k) pre-market clearance, if obtained, may be subject to conditions on the marketing or manufacturing of the corresponding follow-on products that may impede the Company's ability to market and/or manufacture such products.

         In addition to the requirements described above, the FD&C Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices which they distribute commercially. The FD&C Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with GMPs, which require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing, and quality control activities. The FDA's Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA further requires that certain medical devices not cleared for marketing in the United States have FDA approval before they are exported. The Company is now a registered manufacturer with the FDA.

         The FDA inspects medical device manufacturers and distributors, and has broad authority to order recalls of medical devices, to seize noncomplying medical devices, to enjoin and/or to impose civil penalties on manufacturers and distributors marketing non-complying medical devices, and to criminally prosecute violators.

         In addition to laws and regulations enforced by the FDA and OSHA, the Company is subject to government regulations applicable to all businesses, including, among others, regulations related to occupational health and safety, workers' benefits and environmental protection.

         Distribution of the Company's products in countries other than the United States may be subject to regulations in those countries. There can be no assurance that the Company will be able to obtain the approvals necessary to market its phlebotomy device or any other product outside the United States.

Seasonality of Business

         The Company's product sales are not subject to seasonal variations.

Backlog

         There is no material backlog of unfilled orders of the Company's products.

Employees

         As of March 31, 1997, the Company employed sixteen people, including eight research and development employees, two sales and marketing employees and six administrative employees. The Company expects to add to the number of employees, principally in the areas of sales and marketing and research and development. The planned increase in personnel is based primarily on expected increases in production and sales. The Company's employees are not represented by a labor union, and the Company believes its employee relations are good.

Item 2. Properties.

         The Company's offices are located at 655 East Medical Drive, Bountiful, Utah, under terms of a lease with an unaffiliated lessor which expires in June 1998, with an annual rent of approximately $72,000. The lease covers approximately 5,200 square feet of space.

Item 3. Legal Proceedings.

         None.

Item 4. Submission of Matters to a Vote of Security Holders


         The Company held its annual meeting of stockholders on December 4, 1996, at which meeting certain members of the Company's Board of Directors (the "Board") were elected. The Company's Board is divided into three classes. One class of directors is elected at each annual meeting of stockholders for a three-year term. Each year a different class of directors is elected on a rotating basis. The terms of Gale H. Thorne and Bradley C. Robinson expire in 1997 and the terms of David A. Robinson and J. Clark Robinson expire in 1998. The terms of Gary W. Farnes and Robert R. Walker expire in 1999.

         Gary W. Farnes and Robert R. Walker, both of whom are currently directors of the Company, were nominated by the Board for election to the class whose terms expire at the 1999 annual meeting. The stockholders then elected

Gary W. Farnes by a vote of 4,593,548 for and 6,782 withheld authority and elected Robert R. Walker by a vote of 4,593,548 for and 6,782 withheld authority.

         At the annual meeting the stockholders also voted to ratify the retention of Arthur Andersen LLP ("AA") as the Company's independent auditor by a vote of 4,600,330 shares for and 2,000 shares against. Prior to the Board's decision to retain AA on October 14, 1996, KPMG Peat Marwick LLP had acted as the Company's independent auditor.

         Finally, the stockholders voted to approve an amendment to the Company's Certificate of Incorporation that authorizes the Board to make, alter and repeal the Bylaws of the Company, subject to the power of the stockholders of the Company to alter or repeal any Bylaw whether adopted by them or otherwise. The proposal was approved by a vote of 4,570,091 shares for and 16,200 shares against.

         Thereafter,  the Board made the  following  amendments to the Company's
Bylaws: (i) Article III Section 4 was amended to provide that special meetings of the stockholders may be called at any time by the Board, the Chairman of the Board, the Chief Executive Officer or the President of the Company, but such special meetings may not be called by any other person or persons; (ii) Article IV Section 1 was amended to expand the number of authorized Board members to nine; and (iii) the Board eliminated Article IX Section 5 which provided that if any salary, commission, bonus, interest, rent, travel or entertainment expense is disallowed in whole or in part as a deductible expense by the Internal Revenue Service, then the employee recipient shall reimburse the Company to the full extent of the disallowance.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.


Dividend Policy

         To date, the Company has not paid dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Board and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's operations.

Share Price History

         The Company's common stock (the "Common Stock") has been quoted on Nasdaq Small-Cap Market since October 1995 under the trading symbol "SHPI." From July 1995 through October 1995 the Common Stock was quoted on the NASD Over-the-Counter market. Prior to July 1995, 294,872 shares of Common Stock were effectively free trading, although no active trading market existed for the Company's Common Stock. On March 31, 1997, the reported high bid and low ask prices of the Common Stock were $3.50 and $3.186, respectively. The following table sets forth the high and low bid information of the Common Stock for the periods indicated. It should be understood that only 294,872 shares of Common Stock were available for trading from July 28, 1995 through July 19, 1996, and that such over the counter market quotations reflect inter-dealer prices without retail markup, markdown or commission, and the quotations may not reflect any actual market transactions in the Common Stock.

   Quarter Ended                                     High              Low

   1995
   September 30..........................             $5.25            $2.50
   December 31 ..........................            $11.75            $5.25

   1996
   March 31..............................            $12.50           $7.375
   June 30...............................            $11.75            $4.25
   September 30..........................            $4.625           $2.375
   December 31...........................             $3.75            $2.50

   1997
   March 31                                          $3.688            $2.75


Holders of Record

         At March 31, 1997, there were 353 holders of record of the Company's Common Stock.

Item 6. Selected Financial Data.

         The following data have been derived from the Company's consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K:

                                                                          Period Ended
                                            -------------------------------------------------------------------------
                                                                                                       Nov. 19, 1993
                                                 Dec. 31,           Dec. 31,           Dec. 31,       (inception) to
                                                    1996              1995               1994          Dec. 31, 1996
                                               --------------    ---------------    ---------------   ----------------
Statement of Operations Data:

Net sales...................................$        74,563   $        447,844   $         33,256   $        555,663
Cost of sales...............................         70,257            294,171             21,669            386,097
                                               --------------    ---------------    ---------------   ----------------

         Gross profit.......................          4,306            153,673             11,587            169,566
                                               --------------    ---------------    ---------------   ----------------

Operating Expenses:

    Selling, general and administrative.......    2,901,434.         2,133,021            620,022          5,657,927
     Research and development.................    1,264,186.           804,639            290,950          2,359,775
     Write off of operating assets............       72,363.           255,072              --               327,435
                                               --------------    ---------------    ---------------   ----------------

         Total operating expenses.............    4,237,983.         3,192,732            910,972          8,345,137
                                               --------------    ---------------    ---------------   ----------------

         Operating loss.......................    (4,233,677)        (3,039,059)         (899,385)         (8,175,571)

Net other income (expense)....................      140,289.           119,570             (7,563)           252,296
                                               --------------    ---------------    ---------------   ----------------

         Net loss.............................    (4,093,388)        (2,919,489)         (906,948)         (7,923,275)

Dividends on preference stock                         --                (11,389)          (16,780)            (28,169)
                                               --------------    ---------------    ---------------   ----------------

Net loss attributable to common
  stockholders............................... $   (4,093,388)   $    (2,930,878)   $     (923,728)   $     (7,951,444)
                                               ==============    ===============    ===============   ================

Net loss per common share (1).................$         (.48)   $          (.69)   $         (.75)
                                               ==============    ===============    ===============

Weighted average common shares
     outstanding (1)..........................     8,589,952          4,269,131          1,224,074
                                               ==============    ===============    ===============

Balance Sheet Data (at period end):

Working capital (deficit).....................$       30,754     $    4,194,568     $     (287,723)
Total assets...................................    1,848,839          5,950,728            656,865
Long-term debt, less current maturities........        --                 --               458,333
Total stockholders' equity (deficit)...........    1,513,217          5,369,805           (355,878)


(1) Net loss per common share is based on the weighted average number of common shares outstanding. Stock options and warrants, and preferred shares prior to conversion, are not included in the calculation because this inclusion would be anti-dilutive and reduce the net loss per common share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Wherever in this discussion the term "Company" is used, it should be understood to refer to SHPI and SHP, on a consolidated basis, except where the context clearly indicates to the contrary. Prior to the Acquisition, SHPI had no operations.

Overview

         From its inception, the Company has incurred losses from operations. As of December 31, 1996, the Company had cumulative net losses totaling $7,951,444. To date, the Company's principal focus has been the design, development, testing, and evaluation of its Safety Cradle(R) sharps containers, ExtreSafe(TM) Lancet Strip, ExtreSafe(TM) medical needle withdrawal technology, intravenous flow gauge, blood collection device, and other products, and the design and development of its molds and production processes relating to its Safety Cradle(R) sharps containers.

Financial Position

         The Company had $252,694 in cash and cash equivalents as of December 31, 1996. This represented a decrease of $3,998,890 from December 31, 1995. Working capital as of December 31, 1996, also decreased to $30,754 as compared to $4,194,568 at December 31, 1995. These decreases were largely due to the Company's net loss of $4,093,388 and $580,468 in capital expenditures during the year ended December 31, 1996.

Years Ended December 31, 1996, 1995 and 1994

         During the year ended December 31, 1996, the Company had sales of $74,563, compared with sales of $447,844 and $33,256 for the years ended December 31, 1995 and 1994, respectively. All sales relate to the Company's sharps container products which were the only product the Company was selling during said periods. Sales during the year ended December 31, 1996, were hampered because the Company entered into an agreement (the "Agreement") with BD on March 11, 1996, whereby BD was given the right to evaluate the Company's Safety Cradle(R) sharps container for a period of three months while BD and the Company considered entering into an exclusive marketing and distribution agreement. This Agreement prohibited the Company from entering into distributor agreements that would interfere with the Company executing an exclusive marketing and distribution agreement with BD upon expiration of the Agreement. The Agreement, therefore, limited sales of the Company's Safety Cradle(R) sharps container products in the second and third quarters of 1996. In addition, sales during the first and second quarters of 1996 were hampered due to improvements that were being made to the molds used to produce the Company's sharps container products. The improvements were completed in the first quarter of 1996.

         On August 26, 1996, the Company entered into an exclusive distribution agreement (the "Distribution Agreement") with BD relating to the Company's Safety Cradle(R) sharps container products. The Distribution Agreement grants BD an exclusive world-wide right to market and distribute the Company's Safety Cradle(R) sharps container products for an initial term of three years, which term may be extended by BD annually thereafter. The first sales pursuant to the Distribution Agreement occurred in the first quarter of 1997. Sales were delayed because the Distribution Agreement required the Company to receive a new 510(k) Notification relating to its Safety Cradle(R) sharps container products, make certain modifications to the containers and its manufacturer was required to meet certain BD standards before sales would begin (collectively, the "BD
Modifications"). The BD Modifications were completed before year end. BD was then late in getting the Safety Cradle(R) sharps container products to its sales people and, as a result, sales of the products were delayed until March 1997.

         The Distribution Agreement provides that products may be sold, at BD's option, either under the Company's name or under BD's label. The products will, however, be imprinted with the Company's name. The sales price of the products to BD under the Distribution Agreement can be adjusted under certain circumstances for changes in raw material costs during the initial term of the Distribution Agreement. The Company is not required to distribute any future, unrelated products through BD.

         The Distribution Agreement presents certain risks to the Company. These include, among other things (i) reliance for sale of the products on BD, and therefore reliance on BD's marketing ability, marketing plans, credit-worthiness and selling efforts; (ii) if the products are marketed under BD's label, goodwill associated with the products may inure to the benefit of BD rather than the Company; (iii) the Company has only limited protection from changes in manufacturing costs (other than raw materials costs) during the initial term of the Distribution Agreement; and (iv) if the Company is reliant on BD for all or substantially all of its sales, the Company may be restricted in its ability to effectively negotiate with BD concerning pricing or other terms upon extension of the initial three-year term of the Distribution Agreement by BD.

         Research and development expenses were $1,264,186 for the year ended December 31, 1996, compared with $804,639 and $290,950 for the years ended December 31, 1995 and 1994, respectively. The Company's efforts in the year ended December 31, 1996, focused on making certain improvements to the Safety Cradle (R) sharps container products that were required by the Agreement and otherwise, finalizing the development of the ExtreSafe(TM) Lancet Strip, ExtreSafe(TM) medical needle withdrawal technology, intravenous flow gauge and blood collection device. The Company's efforts in the years ended December 31, 1995 and 1994, were focused on refining the design and molds for its Safety Cradle(R) sharps container products, and upon the design and development of its ExtreSafe(TM) Lancet Strip, ExtreSafe(TM) medical needle withdrawal technology, intravenous flow gauge and blood collection device.

         Research and development expenses during 1996 were limited because of funding constraints. Funding constraints also set back the anticipated dates on which the Company's products under development will be brought to market. It is anticipated that if the Company has adequate funding during 1997, research and development expenses will increase over 1996 levels.

         Selling, general and administrative expenses were $2,901,434 for the year ended December 31, 1996, compared to $2,133,021 and $620,022 for the years ended December 31, 1995 and 1994, respectively. The increased costs from period to period have resulted mainly from increases in the following expenditures. First, selling and consulting costs increased as a result of increased efforts to market and sell the Safety Cradle (R) sharps container products. Second, salaries and benefits increased as a result of hiring additional product development, sales and marketing personnel to support sales and commercialization of the Company's products as well as pay increases made to certain of the Company's employees. Third, consulting, legal and accounting fees increased as a result of the Company's entrance into the financial markets, the increased level of operational sophistication and of the Company's reporting obligations under applicable securities laws. Finally, travel and entertainment costs increased as a result of expenses associated with financing, manufacturing, selling, and marketing activities.

         Net other income was $140,289 for the year ended December 31, 1996, compared with net other income of $119,570 for the year ended December 31, 1995 and net other expense of $(7,563) for the year ended December 31, 1994. Most of the other income earned during 1996 and 1995 relates to interest earned on funds derived from the sale of the Company's equity securities in August 1995. Unless the Company generates additional cash through product sales or financing, the other income for 1997 will be substantially less than other income during 1996 and 1995.

Liquidity and Capital Resources

         The Company's need for funds has increased from period to period as it has increased its research and development activities, expanded staff, and commenced the purchase and construction of molds and production equipment. To date the Company has financed its operations principally through private placements of equity securities and debt. Through December 31, 1996, the Company had received net proceeds of approximately $9,200,000 through financing activities. The bulk of the proceeds from the Company's financing activity resulted from the sale of equity securities. As of December 31, 1996, the Company's liabilities totaled $335,622. All of these liabilities are current liabilities. The Company had working capital as of December 31, 1996 of $30,754 and the Company used net cash in operating activities of $3,558,778 during 1996.

         At December 31, 1996, the Company had 3,110,875 Series A Warrants and 1,290,375 Series B Warrants outstanding which are exercisable for shares of Common Stock of the Company at a price of $3.00 per share in the case of Series A Warrants and $2.00 per share in the case of Series B Warrants, and expire on the earlier of (a) two years from the date of effectiveness of a registration statement under the Securities Act covering the issuance of the shares of Common Stock underlying such Warrants upon issuance by the Company or for resale of such stock by the holder, which period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Securities Act is not available, or (b) the date specified in a notice of redemption from the Company (subject to the prior right of the holder to exercise the Warrants for at least 20 days following the date of such notice) in the event that the closing price of the Common Stock for any ten consecutive trading days preceding such notice exceeds $6.00 per share and subject to the availability of a current prospectus covering the underlying stock. Thus, the Company may accelerate the expiration of the Warrants in the event that the average market price of the Common Stock exceeds $6.00 per share, in which event the holders of the Warrants would be permitted to exercise the Warrants during a period of not less than 20 days following notice of such an event. The exercise of all the Series A and Series B Warrants would result in a gross cash inflow to the Company of $11,913,375. The Company presently intends to accelerate the expiration of the Warrants when and if such conditions are met. All of the Warrants are currently outstanding. There can be no assurance, however, that any of the Warrants will be exercised.

         On September 1, 1995, the Company adopted a non-qualified stock option plan ("NQSOP") wherein the Company is authorized to grant options to purchase up to 1,500,000 shares of Common Stock of the Company. All options are granted at exercise prices equal to the fair market value of the Company's common stock on the date of grant. The Company has granted stock options to purchase 1,491,000 shares of Common Stock under the NQSOP.

         In addition to the options outstanding under the NQSOP, the Company also has 40,500 options outstanding that were issued under the SHP non-qualified stock option plan ("SHP NQSOP") that became obligations of the Company pursuant to the terms of the Acquisition.

         The Company has provided certain officers and directors of the Company the opportunity to receive up to an aggregate of 2,000,000 shares of Common Stock (the "Earn-Out Shares"). Any issuance of Earn-Out Shares would be based upon the level of pre-tax consolidated net income, adjusted to exclude any charge arising from the obligation to issue or the issuance of the Earn-Out Shares and any income or charge associated with non-recurring or extraordinary items as determined in accordance with generally accepted accounting principles ("Adjusted PTNI").

         The Company expects that the issuance of Earn-Out Shares will be deemed to be compensation to the recipients and will result in a charge to earnings in the year or years the Earn-Out Shares are earned, in an amount equal to the fair market value of the Earn-Out Shares. This charge to earnings could have a substantial negative impact on the earnings of the Company in the year or years in which the compensation expense is recognized.

         The effect of the charge to earnings associated with the issuance of Earn-Out Shares could place the Company in a net loss position for the relevant year, even though the Adjusted PTNI was at a level requiring the issuance of Earn-Out Shares. Because Earn-Out Shares are issuable based on the results of a single year, the Adjusted PTNI in a particular year could require the issuance of Earn-Out Shares even though the cumulative Adjusted PTNI for the three years 1996, 1997 and 1998, or any combination of those years, could reflect a lower amount of Adjusted PTNI that would not require the Company to issue such Earn-Out Shares or even a loss at the Adjusted PTNI line. There is no assurance that years subsequent to the year or years in which Earn-Out Shares are issued will produce the same level of Adjusted PTNI or will be profitable. The management of the Company may have the discretion to accelerate or defer certain transactions that could shift revenue or charges between years or otherwise affect the Adjusted PTNI in any year or years.

         The Company has agreed to file a registration statement under the Securities Act with respect to the Earn-Out Shares, when issued. The issuance of the Earn-Out Shares, or the perception that the issuance of such stock may occur, could adversely affect prevailing market prices for the Common Stock.

         The Company and Zerbec, Inc., as joint venturers, formed Quantum to develop, make and distribute an improved filmless digitized imaging system. Pursuant to the terms of the joint venture agreement, Zerbec, Inc. assigned patented filmless digitized imaging technology to Quantum, and will provide ongoing support in the development and commercialization of the technology. SHP has agreed to provide $15,000 in funding during April 1997 and $10,000 in May 1997, which funds shall be used to support the Quantum's research and development activities. In addition, SHP is obligated to pay Quantum up to $15,000 per month for general and administrative expenses through June 1, 1997.

         For Quantum to be successful, the Company estimates that between $3,000,000 and $6,000,000 will have to be raised. It is anticipated that at least one-third of the outstanding shares of Quantum will be sold to fund development through initial production of related filmless digitized imaging systems. In addition, if at least $3,000,000 in funding is not raised by June 1, 1997, then Zerbec, Inc. has the right to acquire two-thirds of SHP's interest in the Venture for one dollar (the "Zerbec Option"). SHP is trying to negotiate an agreement with Zerbec, Inc. whereby SHP can acquire Zerbec Inc.'s interest in Quantum (the "Zerbec Acquisition") or an extension of the date at which the Zerbec Option vests. There can be no assurance that SHP will be able to negotiate, on terms acceptable and/or favorable to SHP, an agreement relating to the Zerbec Acquisition or an extension of the date on which the Zerbec Option vests. As a result, the Company's ownership interest may decrease as a result the Company's inability to negotiate an agreement with Zerbec, Inc. and/or from dilution by a financing party.

         On January 10, 1997, David A. Robinson exercised his stock options to acquire 87,500 shares of the Company's common stock for $175,000.

         On March 27, 1997, the Company entered into a letter of intent with BD which contemplates a license agreement related to the development, manufacture, distribution and commercialization of a product utilizing the Company's ExtreSafe(TM) technology. If a license agreement is consummated, the Company anticipates that BD will distribute at least one, and possibly several, of the Company's products utilizing the ExtreSafe(TM) technology on an exclusive basis. Under the terms of the letter of intent, BD would pay the Company $4 million in prepaid royalties and development fees in two equal payments which payments relate to the first product utilizing the ExtreSafe(TM) technology to be licensed to BD. The financial terms relating to additional products licensed to BD would be subject to negotiation. The first payment would be made within thirty days of execution of a license agreement and the second payment no later than March 1998. The proposal is subject to the satisfactory completion of a legal and business investigation and due diligence review of the Company's intellectual property portfolio by BD and the approval of the boards of directors of the Company and BD.

         On March 31, 1997, the Company completed a private placement (the "Private Placement") wherein the Company raised $1,539,570 through offering of Units to certain accredited investors for forty-five dollars ($45) per Unit. Each Unit consisted of fifteen (15) shares of the Company's $.02 par value common stock and Series C Warrants to purchase five (5) shares of Common Stock at a price of $3.00 per share. The Series C Warrants will be exercisable upon issuance and expire two years from the date of effectiveness of a registration statement under the Securities Act of 1933 (the "Act") covering the resale of the shares of Common Stock underlying the Series C Warrants by the holder, which period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Act is not available. The Company may accelerate the expiration of the Series C Warrants in the event that the average market price of the Company's Common Stock for 10 consecutive trading days exceeds $6.00 per share. In the event that the Company accelerates the expiration of the Series C

Warrants, the holders of the Series C Warrants would be permitted to exercise the Series C Warrants during a period of not less than 20 days following notice of such event. The Company has agreed to file a registration statement covering the resale of the Common Stock and Common Stock underlying the Series C Warrants.

         The Company's working capital and other capital requirements during the next year or more will vary based upon a number of factors, including the cost to complete development and bring the ExtreSafe(TM) medical needle withdrawal technology, intravenous flow gauge blood collection device and other products to commercial viability, and the level of sales and marketing for the Safety Cradle(R) sharps containers and ExtreSafe(TM) Lancet Strip.

         The Company believes that the proceeds from the Private Placement, as well as sales generated from the Safety Cradle(R) sharps containers and ExtreSafe(TM) Lancet Strips will be sufficient to support the Company's operations and planned capital expenditures through 1997 if the Company slows the commercialization of its products in development and sales increase substantially. Management is planning, however, to raise additional funds through a public or private offering of securities so commercialization of its products under development is not further delayed.

         If sales do not begin to increase sufficiently during second and third quarters of 1997, the Company can and will cut operating costs and capital expenditures by focusing only on its sharps container, lancet products and other products that are or will shortly be ready to sell. The Company's failure, however, to produce or sell sufficient quantities of Safety Cradle(R) sharps container products and/or ExtreSafe(TM) Lancets, raise additional funds, or sufficiently cut the cost of operations and capital expenditures could materially and adversely affect the Company's cash flows. In addition, the Company's business plans may change or unforeseen events may occur which require the Company to raise additional funds. Notwithstanding the foregoing, management may deplete cash reserves by maintaining or increasing spending if management determines that additional funding is likely.

Inflation

         The Company does not expect the impact of inflation on operations to be significant.

Forward-Looking Statements

         When used in this Form 10-K or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. Furthermore, manufacturing delays may result from additional mold redesigns or delays may result from the failure to timely obtain FDA approval to sell future products. In addition, sales through BD or otherwise may not commence as anticipated due to delays by BD or otherwise. If and when such sales commence, the sales may not be as substantial as anticipated. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

         The  Company  does  not  undertake,   and  specifically  disclaims  any
obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

Item 8. Financial Statements and Supplementary Data

         See index to financial statements and financial statement schedules included herein as Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III


Item 10. Directors and Executive Officers of Registrant.

         Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 31, 1997:

                                                                                With SHP and
          Name            Age                  Position                         Company Since
 David A. Robinson (1)    53   President, Chief Executive Officer, Chairman of          1993
                               the Board and Director

 Bradley C. Robinson (1)  28   Vice President, Investor Relations, and Director         1993

 Dr. Gale H. Thorne       64   Vice President, Product Development and Director         1994

 J. Clark Robinson        54   Vice President, Chief Financial Officer,                 1995
                               Secretary and Director

 Gary W. Farnes (2)       55   Director                                                 1995

 Robert R. Walker(2)      66   Director                                                 1994
---------------

(1) Member of Executive Committee.
(2) Member of Compensation Committee.

         David A. Robinson. Mr. Robinson is the President, Chief Executive Officer and Chairman of the Board of the Company. He has been a Director since November 1993. From November 1992 to November 1993, Mr. Robinson was President of EPC Products, Inc., a packaging company based in Bountiful, Utah. From 1981 to 1992, Mr. Robinson was President of Royce Photo/Graphics Supply, Inc., a distributor of photographic and graphic arts equipment and supplies based in Glendale, California. He holds a Masters degree in Business Administration and a Masters degree in Management Science from the University of Southern California. Mr. Robinson is the brother of J. Clark Robinson, Vice President, Chief Financial Officer, Secretary and a Director of the Company, and an uncle of Bradley C. Robinson, Vice President, Investor Relations, and a Director of the Company.

         Bradley C. Robinson. Mr. Robinson is the Vice President, Investor Relations, of the Company. He has been a Director since November 1993. From November 1992 to November 1993, Mr. Robinson was Vice President of EPC Products, Inc., a packaging company based in Bountiful, Utah. From 1990 to 1992, Mr.

Robinson was employed by Cargo Link, a Salt Lake City, Utah, import-export broker. Mr. Robinson is the son of J. Clark Robinson, Vice President, Chief Financial Officer, Secretary and a Director of the Company, a nephew of David A. Robinson, President, Chief Executive Officer, and a Director of the Company, and a son-in-law of Gary W. Farnes, a Director of the Company.

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

         J. Clark Robinson. Mr. Robinson became a Vice President, Chief Financial Officer, Secretary and Director of the Company in September 1995. From 1974 to the present, Mr. Robinson has been General Manager of Lagoon Corporation, which operates an amusement park in the Salt Lake City, Utah, area. At present, Mr. Robinson spends approximately one-half of his time working for the Company and one-half of his time working for Lagoon Corporation. Mr. Robinson has also been President of the International Association of Amusement Parks and Attractions, an international industry trade group. He holds a Masters degree in Business Administration from the University of Utah. Mr. Robinson is the brother of David A. Robinson, President, Chief Executive Officer and a Director of the Company, and the father of Bradley C. Robinson, Vice President, Investor Relations, and a Director of the Company.

         Gary W. Farnes. Mr. Farnes is a Director of the Company. He has been a Director since 1995 and is currently the Senior Executive Vice President of Holy Cross Health System, a multi-hospital health care system headquartered in South Bend, Indiana. From 1977 to 1995, Mr. Farnes was employed by Intermountain Health Care, a regional hospital company. At the time that Mr. Farnes left Intermountain Health Care, he held the position of Vice President, Hospital Division. He holds a Bachelors degree in Business and Psychology from Brigham Young University and a Masters degree in Business Administration from George Washington University. Mr. Farnes is the father-in-law of Bradley C. Robinson, Vice President, Investor Relations, of the Company.

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

         Executive officers of the Company are elected by the Board on an annual basis and serve at the discretion of the Board. The Company's Board is divided into three classes. One class of directors is elected at each annual meeting of stockholders for a three-year term. Each year a different class of directors will be elected on a rotating basis. The terms of Gale H. Thorne and Brad C. Robinson will expire in 1997, the terms of David A. Robinson and J. Clark
Robinson will expire in 1998 and the terms of Gary W. Farnes and Robert R. Walker will expire in 1999.

         The Board has an Executive Committee and Compensation Committee. The Executive Committee has the authority to act on various matters requiring Board action. The Compensation Committee makes decisions regarding salaries and other compensation. As part of its responsibilities, the Compensation Committee administers the Company's "NQSOP".

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officer, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

         Based solely on the Company's review of such forms furnished to the Company and representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied with except that: (i) a Form 4 filed on behalf of John T. Clarke, a former director of the Company, was filed with the SEC on October 31, 1996, that reported a transaction occurring in August 1996; and (ii) a Form 4 and a Form 5 on behalf of Gale Thorne, a director of the Company, was filed on April 7, 1997, that reported transactions occurring in January 1997 and April 1996, respectively.

 Item 11. Executive Compensation.

         Included below are tables which set forth certain information concerning compensation paid by the Company to its Chief Executive Officer and all other executive officers with annual compensation in excess of $100,000 (determined as of December 31, 1996) (the "Named Executive Officers"). The tables include columns related to stock options.

         Summary Compensation Table. The following table provides certain summary information regarding compensation paid by the Company to the Named Executive Officers. The amounts set forth were paid by SHP for services rendered to SHP.

                           SUMMARY COMPENSATION TABLE

                                           Annual Compensation                        Long-Term Compensation Awards
                                                                          Restricted     Stock                    All Other
       Name and                   Salary      Bonus        Other Annual     Stock       Options/    LTIP        Compensation
   Principal Position     Year    ($)(1)      ($)(2)    Compensation($)(3)  Awards ($)    SAR(#)    Payouts($)     ($)(9)
---------------------    ------  --------    -------    ------------------ ----------- ----------  -----------  ------------
David A. Robinson,        1994   120,000       ---             ---             ---      90,000(5)      ---          ---
President, CEO, Chairman  1995   193,590      25,000           ---          666,666(4) 300,000(7)      ---         1,876
of the Board and          1996   240,000       ---            8,000            ---         ---         ---         5,906
Director

Bradley C. Robinson, VP,  1994     89,128      ---             ---             ---      90,000(5)      ---          ---
Operations and Investor   1995   148,590      25,000           ---          666,666(4) 300,000(6)      ---          625
Relations and Director    1996   160,000       ---            5,033            ---         ---         ---          980

Dr. Gale H. Throne, VP    1994     16,958      ---             ---             ---      36,000(8)      ---          ---
Product Development and   1995   128,333      25,000           ---             ---      57,000(6)      ---        2,758
Director                  1996   150,000       ---            4,640            ---      40,000(6)      ---          364
-------------------

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

(3) These amounts represent the amounts paid by the Company into the Company's 401(k) retirement plan for the benefit of the Named Executive Officer.

(4)  These are Earn-Out shares. David A. Robinson,  Bradley C. Robinson and John
     T. Clarke, who are respectively the President, Chief Executive Officer, Chairman of the Board and a Director; a Vice President and Director; and a former Director of the Company have the opportunity to receive up to an aggregate of 2,000,000 additional shares of common stock. Any issuance of Earn-Out Shares would be based upon the level of pre-tax consolidated net income, adjusted to exclude any charge to income arising from the obligation to issue or the issuance of the Earn-Out Shares and any income or charge associated with non-recurring or extraordinary items as determined in accordance with generally accepted accounting principles ("Adjusted PTNI"). At the date the Earn-Out Shares agreement was adopted the value of the Common Stock was $2.00 per share. At December 31, 1996, the Company's common stock was trading at $3.56.

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

(5) These options were exercised on September 1, 1995 and were issued under the SHP NQSOP

(6)   These options were issued pursuant to the NQSOP.

(7) These options were issued pursuant to the NQSOP and 87,500 of these shares were exercised on January 10, 1997.

(8) Options to purchase 18,000 shares of the Company's Common Stock were exercised on September 1, 1995. Said options were issued under the SHP NQSOP.

(9) These amounts represent the amounts paid by the Company for term life insurance for the benefit of the Named Executive Officer. The related insurance policies have no cash surrender values.

         Option Grants in Fiscal Year 1996. The following table sets forth certain information with respect to stock option grants during the year ended December 31, 1996 to Named Executive Officers.

                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                      Individual Grants
                                 ------------------------------------------------------------
                                                                                                 Potential Realizable
                                    Number of        Percent of                                Value at Assumed Annual
                                      Shares        Total Options   Exercise                     Rate of Stock Price
                                    Underlying       Granted to     or Base                    Appreciation for Option
                                     Options        Employees in      Price      Expiration              Term
       Name                         Granted (#)      Fiscal Year      ($/Sh)        Date           5%           10%
       ----                         -----------      -----------      ------        ----      ------------- -------------
       David A. Robinson               ---               ---             ---           ---           ---           ---

       Bradley C. Robinson             ---               ---             ---           ---           ---           ---

       Dr. Gale H. Thorne           40,000(1)            33%          $2.625      12/10/01       $29,010       $64,104
---------------

(1) These options were issued pursuant to the NQSOP and vest on December 10, 1997.

         Option Exercises and Year-End Holdings. The following table sets forth certain information with respect to stock option exercises during the year ended
December 31, 1996, and the number of shares of stock covered by both exercisable and unexercisable stock options held by each of the Named Executive Officers.

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES


                                                                  Number of Securities      Value of Unexercised
                                                                       Underlying                In-the-Money
                                                                      Unexercised         Options/SARs at Fiscal
                                                                 Options/SARs at Fiscal           Year-End($)
                                   Shares                              Year-End($)
                                Acquired On         Value             Exercisable/              Exercisable/
                Name            Exercise (#)    Realized ($)          Unexercisable            Unexercisable(4)
                ----            ------------    ------------      ------------------           ----------------

       David A. Robinson            ---              ---              300,000(1)/0               $468,900/$0

       Bradley C. Robinson          ---              ---              300,000(2)/0               $468,900/$0

       Gale H. Thorne               ---              ---          75,000(2)/40,000(3)         $146,205/$37,520
---------------

(1) Options exercisable at $2.00 per share, of which options to acquire 87,500 shares of common stock were exercised on January 10, 1997.
(2)   Options exercisable at $2.00 per share.
(3) 18,000 options currently exercisable at an exercise price of $.39 per share, 57,000 options currently exercisable at $2.00 per share and 40,000 options exercisable on December 10, 1997 at $2.625 per share.
(4) The trading price of the Company's common stock on December 31, 1996 was $3.563 per share.

Compensation of Directors

         During 1994, the non-employee members of the Board received a total of 9,000 shares of common stock as compensation for serving as directors of SHP. For 1995, the Company granted stock options under the NQSOP to purchase 20,000 shares of Common Stock for $2.00 per share to the non-executive members of the Board. During 1996, the Company granted stock options under the NQSOP to purchase 30,000 shares of Common Stock for $2.625 per share to the non-executive members of the Board. The Company has made no other agreements regarding the compensation of non-executive members of the Board. Directors of the Company who are also officers of the Company receive no additional compensation for their service as directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as Board members.

Employment and Indemnity Agreements

         On September 1, 1995, the Company entered into employment agreements with each of Mr. David A. Robinson, Mr. Bradley C. Robinson and Dr. Gale H. Thorne (collectively, the "Senior Executives"). The terms of these employment agreements provide that (i) Mr. David Robinson receive a salary of $240,000 per year, Dr. Gale Thorne receive a salary of $150,000 per year and Mr. Bradley Robinson receive a salary of $160,000 per year; (ii) the Senior Executives' employment agreements are for terms of three years, expiring on September 1, 1998; (iii) the Senior Executives are entitled to a reasonable car allowance;
(iv) if the Senior Executives are terminated by reason of disability or for other than cause, the salary of such Senior Executives will continue for the full term of the agreement; (v) if a Senior Executive is terminated for cause, the salary of such Senior Executive ceases as of the date of termination; (vi) the Company will provide the Senior Executives with up to $1,000,000 of term life insurance while employed by the Company; and (vii) the Senior Executives shall keep all proprietary information relating to the business confidential both during and after the term of the agreements.

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

Stock Options and Warrants

         During 1994, the Board of Directors of SHP approved the SHP NQSOP. The exercise price of the options is equivalent to the estimated fair market value of the stock as determined by the Board of Directors at the date of grant. The number of shares, terms and exercise period are determined by the Board of Directors on an option-by-option basis. As of March 31, 1997, options to acquire an aggregate of 40,500 shares of Common Stock at between $.39 and $1.11 per share were outstanding under the SHP NQSOP. The options issued under the SHP NQSOP expire in 1999.

         On September 1, 1995, the Company adopted the NQSOP. In addition, on the date of the Acquisition, all of the options issued under SHP's NQSOP became outstanding obligations of the Company and the SHP NQSOP was terminated. As of March 31, 1997, options to acquire an aggregate of 1,491,000 shares of Common Stock at between $2.00 and $2.625 per share had been granted and are presently outstanding, including the options granted to David A. Robinson, Bradley C. Robinson and Gale H. Thorne.

Compensation Committee Interlocks and Insider Participation

         No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 31, 1997, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors,
(iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 28, 1997, the Company had 8,744,153 shares of common stock outstanding.


      Name and Address        Shares Beneficially Owned(2)     Percentage of Shares
   of Beneficial Owner(1)                                       Beneficially Owned                    Position

David A. Robinson(3)                    630,219                           7%             President, Chief Executive
                                                                                         Officer Chairman of the Board and
                                                                                         Director

Bradley C. Robinson(4)                  630,219                           7%             Vice President Investor Relations
                                                                                         and Director

Gale H. Thorne(5)                       133,000                           1%             Vice President, Product
                                                                                         Development and Director

J. Clark Robinson(6)                    237,000                           3%             Vice President , Chief Financial
                                                                                         Officer, Treasurer, Secretary and
                                                                                         Director

Gary W. Farnes(7)                        70,000                           1%             Director

Robert R. Walker(8)                      83,000                           1%             Director


Executive Officers and                1,734,438                          19%
Directors as a Group (6
Persons)

John T. Clarke(9)                       665,306                           7%
Thatchetts
Camp Road
Gerrards Cross
Buckinghamshire, England

Capital Growth                          938,040                          10%
International(10)
11601 Wilshire Boulevard,
Suite 500
Los Angeles, CA 90025
--------------------------


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

(3)  Includes 417,719 shares and stock options to purchase 212,500. Does not include the Earn-Out Shares.

(4)  Includes 330,219 shares and stock options to purchase 300,000. Does not include the Earn-Out Shares.

(5)  Includes 18,000 shares,  stock options to purchase 75,000 shares and Series
     A Warrants to purchase 15,000 shares.  Also includes 25,000 shares that Mr.
     Thorne is deemed to beneficially own through a trust. Does not include stock options to purchase 40,000 shares which options vest on December 10, 1997.

(6) Includes 90,000 shares, stock options to purchase 75,000 shares. Also includes 45,000 shares and Series A Warrants to purchase 27,000 shares that Mr. Robinson is deemed to beneficially own though a trust.

(7) Includes 50,000 shares and stock options to purchase 20,000 shares. Does not include stock options to purchase 30,000 shares which options vest on December 10, 1997.

(8)  Includes  stock options to purchase  20,000  shares.  Also includes  63,000 shares that Mr. Walker is deemed to beneficially own through a trust.  Does not include stock  options to purchase  30,000 shares which options vest on
     December 10, 1997.

(9)  Includes 163,000 shares, stock option to purchase 300,000 shares and Series
     A Warrants to purchase 3,000 shares.  Also includes  18,000 shares that Mr.
     Clarke is deemed to beneficially own as a result of their being owned by a controlled entity, 123,465 shares, 18,000 Series A Warrants and 21,841
     Series B Warrants owned by his spouse, and 18,000 shares owned by a minor child, which he is deemed to beneficially own. Does not include the Earn-Out Shares.

(10) Includes  918,040  Series B Warrants and stock  options to purchase  20,000 shares of Common Stock.

         The Registrant is not aware of any arrangements, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions.

         In September 1994, (prior to the Acquisition), certain stockholders of SHP made direct loans to SHP in the amount of approximately $385,000 under a bridge loan agreement. Subscriptions under the bridge loan were offered proportionately to stockholders of SHP based on the number of shares held. The subscribers to the bridge loan were issued warrants permitting them to acquire up to an aggregate of 346,500 shares of common stock at $1.11 per share on or before December 31, 1995. These warrants were exercised in July 1995 in consideration for the conversion of this loan.

         The law firm of Blackburn & Stoll,  LC does legal work for the Company.
Eric L. Robinson, a member of the law firm of Blackburn & Stoll, LC, is the son of J. Clark Robinson, a director and chief financial officer of the Company, and brother of Bradley C. Robinson, a director and vice-president of the Company.

         Stanley Hollander, a former director of the Company, is an officer and director of the corporate managing member of Capital Growth, which is deemed to beneficially own 918,040 Series B Warrants and options to purchase 20,000 shares of the Company's Common Stock. Capital Growth received 75,000 shares of the Company's Common Stock, 530,125 Series A Warrants, 1,290,375 Series B Warrants, stock options to purchase 20,000 shares of the Company's Common Stock and a gross fee of $860,251, as consideration for placement agent services rendered on behalf of the Company during 1995.

         Mr. Gale Thorne, a director of the Company, is entitled to a royalty of two and one-half percent from the Company's gross revenue received from the sale of products utilizing the ExtreSafe(TM) medical needle withdrawal, blood collection device and intravenous flow gauge technologies (collectively, the "Products"). In addition, the Company is required by pay Mr. Thorne minimum royalties payments in an amount of not less than $435,000 over a six year period beginning in 1998. These royalties were granted in exchange for Mr. Thorne's assignment to the Company of intellectual property rights he owned prior to his involvement with the Company in 1994, which intellectual property rights relate to the Products.



                                        PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      The following documents are filed as part of this report:

                  (1) Financial Statements

                  Listed on page F-1 of the Financial Statements.

                  (2) Financial Statement Schedules

                  None required.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the fourth quarter ended December 31, 1996.

         (c)      Exhibits

                  Listed on page 34 hereof.





                                       SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SPECIALIZED HEALTH PRODUCTS
                                     INTERNATIONAL, INC.
                                     (Registrant)


Date:    April 7, 1997                By /s/ David A. Robinson
      ----------------------            ---------------------------------
                                         David A. Robinson
                                         President, Chief Executive Officer
                                           and Director


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                            Date


 /s/ David A. Robinson     President, Chief Executive Officer      April 7, 1997
----------------------      and Director (Principal Executive
David A. Robinson           Officer)


 /s/ Bradley C. Robinson   Director and Vice President             April 7, 1997
------------------------
Bradley C. Robinson


 /s/ J. Clark Robinson     Director, Vice President, Chief         April 7, 1997
------------------------    Financial Officer and Secretary
J. Clark Robinson           (Principal Financial and Accounting
                            Officer)


 /s/ Gale H. Thorne        Director and Vice President             April 7, 1997
------------------------
Gale H. Thorne


 /s/ Robert R. Walker      Director                                April 7, 1997
------------------------
Robert R. Walker


 /s/ Gary W. Farnes        Director                                April 7, 1997
------------------------
Gary W. Farnes




                                    EXHIBIT INDEX

 EXHIBIT NO.                                DESCRIPTION OF EXHIBIT


  3(i).1               Restated Certificate of Incorporation of the Company.
                       (Incorporated by reference to Exhibit 3(i).1 of the Company's current report on Form 8-K, dated
                       July 28, 1995)

  3(i).2 Certificate of Amendment of Certificate of Incorporation of the Company.

  3(i).3               Articles of Incorporation of Specialized Health
                       Products, Inc. ("SHP") (Incorporated by reference to
                       Exhibit 3(i).2 of the Company's Form 10-K, dated
                       December 31, 1995)

  3(i).4 Articles of Amendment of SHP (Incorporated by reference to Exhibit 3(i).3 of the Company's Form 10-K, dated
                       December 31, 1995)

  3(i).5               Plan and  Articles of Merger of Russco  Resources,  Inc.,
                       into SHP  (Incorporated by reference to Exhibit 3(i).1 to
                       the Company's  current report on Form 8-K, dated July 28,
                       1995)

  3(ii).1              Amended and Restated Bylaws of the Company

  3(ii).2              Bylaws of SHP (Incorporated by reference to Exhibit
                       3(ii).2 of the Company's Form 10-K, dated
                       December 31, 1995)

  4.1 Form of Series A Warrant Certificate (Incorporated by reference to Exhibit 4.1 of the Company's Annual
                       Report on Form 10-K, dated December 31, 1995).

  4.2 Form of Series B Warrant Certificate (Incorporated by reference to Exhibit 4.1 of the Company's Annual
                       Report on Form 10-K, dated December 31, 1995).

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

  21.1 Schedule of subsidiaries (Incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form
                       10-K, dated December 31, 1995).

  27.1                 Financial Data Schedule





           SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                       (A Company in the Development Stage)





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                          Page

Report of Independent Public Accountants - Arthur Andersen LLP.............F-2

Independent Auditors' Report - KPMG Peat Marwick LLP.......................F-3

Consolidated Balance Sheets as of December 31, 1996 and 1995...............F-4

Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994 and for the Period
  from Inception to December 31, 1996......................................F-5

Consolidated  Statements of  Stockholders'  Equity (Deficit)
  for the Years Ended December 31, 1996, 1995 and 1994 and
  for the Period from Inception to December 31, 1996.......................F-6

Consolidated  Statements  of Cash Flows for the Years Ended
  December  31, 1996, 1995 and 1994 and for the Period
  from Inception to December 31, 1996......................................F-8

Notes to Consolidated Financial Statements.................................F-10




                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Specialized Health Products International, Inc.:

We have  audited the  accompanying  consolidated  balance  sheet of  Specialized
Health Products International, Inc.(a Delaware corporation in the development stage) and subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended and the related statements of operations, stockholders' equity
(deficit) and cash flows for the period from inception (November 19, 1993) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of Specialized Health Products International, Inc. and subsidiary for the period from inception to December 31, 1995. Such statements are included in the cumulative inception to December 31, 1996 totals of the statements of operations, stockholders' equity (deficit) and cash flows and reflect total net sales and net loss of 94% percent and 48% percent, respectively, of the related cumulative totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts for cumulative totals, is based solely upon the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards.
Those standards  require that we plan and perform the audit to obtain reasonable
assurance   about  whether  the  financial   statements  are  free  of  material
misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the  accounting  principles  used and  significant  estimates  made by management,  as well as evaluating the overall financial statement presentation.
We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our  opinion,  based on our  audit and the  reports  of other  auditors,  the financial statements referred to above present fairly, in all material respects,
the   consolidated   financial   position   of   Specialized   Health   Products
International,  Inc. and  subsidiary as of December 31, 1996, and the results of their  operations  and their  cash  flows for the year then  ended,  and for the period from  inception  to December  31,  1996,  in  conformity  with  generally accepted accounting principles.

The accompanying  consolidated  financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements,  the Company has experienced recurring losses from  operations of $4,233,677,  $3,039,059 and $899,385 and negative cash flows from  operating  activities of $3,558,778,  $2,605,616  and $778,833  during the years ended December 31, 1996, 1995 and 1994,  respectively.  As of December 31,
1996, the Company had an accumulated  deficit of $7,951,444.  Net sales declined to $74,563  during the year ended  December  31,  1996  compared to net sales of
$447,844  during  the  year  ended  December  31,  1995.   These  matters  raise
substantial  doubt about the Company's  ability to continue as a going  concern.
Management's  plans in regard to these matters are also described in Note 1. The accompanying  consolidated  financial  statements do not include any adjustments relating to the  recoverability  and classification of asset carrying amounts or the amount and  classification  of  liabilities  that  might  result  should the
Company be unable to continue as a going concern.



ARTHUR ANDERSEN LLP


Salt Lake City, Utah
  March 31, 1997





                            Independent Auditors' Report




The Board of Directors and Stockholders
Specialized Health Products International, Inc.:

We have  audited the  accompanying  consolidated  balance  sheet of  Specialized
Health Products International, Inc. and subsidiary (a company in the development stage) as of December  31,  1995,  and the related  consolidated  statements  of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 1995, and for the period from November
19, 1993 (date of inception) to December 31, 1995. These consolidated  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Specialized Health
Products International, Inc. and subsidiary (a company in the development stage) as of December 31, 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995, and for the period from November 19, 1993 (date of inception) to December 31, 1995, in conformity with generally accepted accounting principles.



                                                    KPMG Peat Marwick LLP

Salt Lake City, Utah
February 2, 1996




               SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                           (A Company in the Development Stage)

                                CONSOLIDATED BALANCE SHEETS


                                ASSETS

                                                                                                        December 31,
                                                                                         1996                1995
CURRENT ASSETS:
  Cash and cash equivalents                                                            $   252,694        $ 4,251,584
  Accounts receivable                                                                        1,159            350,718
  Inventories                                                                               15,710             16,322
  Prepaid expenses and other                                                                96,813             34,017
  Amounts due from related parties                                                             -              122,850
                                                                                       -----------        -----------
    Total current assets                                                                   366,376          4,775,491
                                                                                       -----------        -----------

PROPERTY AND EQUIPMENT, at cost:
  Manufacturing molds                                                                      481,553            245,753
  Office furnishings and fixtures                                                          272,220            144,992
  Assembly and manufacturing equipment                                                      33,727             33,605
  Construction-in-progress                                                                 564,502            395,895
                                                                                       -----------        -----------
                                                                                         1,352,002            820,245
  Less accumulated depreciation                                                           (165,025)            (8,196)
                                                                                       -----------        -----------
    Net property and equipment                                                           1,186,977            812,049
                                                                                       -----------        -----------

OTHER ASSETS, net                                                                          295,486            363,188
                                                                                       -----------        -----------
                                                                                       $ 1,848,839        $ 5,950,728
                                                                                       ===========        ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                     $   100,686        $   134,449
  Accrued liabilities                                                                      161,784            446,474
  Amounts due to related parties                                                            73,152                -
                                                                                       -----------        ---------
    Total current liabilities                                                              335,622            580,923
                                                                                       -----------        -----------

COMMITMENTS AND CONTINGENCIES (Notes 1,3,5,7,10 and 11)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 5,000,000 shares
    authorized, no shares outstanding                                                          -                  -
  Common stock, $.02 par value; 50,000,000 shares
    authorized, 8,656,653 and 8,566,653 shares
    outstanding, respectively                                                              173,133            171,333
  Common stock subscriptions receivable                                                   (209,200)          (259,500)
  Additional paid-in capital                                                             9,540,928          9,316,028
  Deferred consulting expense                                                              (40,200)               -
  Deficit accumulated during the development stage                                      (7,951,444)        (3,858,056)
                                                                                       -----------        -----------
    Total stockholders' equity                                                           1,513,217          5,369,805
                                                                                       -----------        -----------
                                                                                       $ 1,848,839        $ 5,950,728
                                                                                       ===========        ===========


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

            SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                           (A Company in the Development Stage)

                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                          Period from
                                                                                                          Inception to
                                                      Year Ended December 31,                             December 31,
                                                 1996                  1995                1994           1996 (Note 1)
                                             -----------           -----------         -----------        -------------

NET SALES                                        $    74,563         $   447,844         $    33,256         $   555,663
COST OF SALES                                         70,257             294,171              21,669             386,097
                                                 -----------         -----------         -----------         -----------
    Gross profit                                       4,306             153,673              11,587             169,566
                                                 -----------         -----------         -----------         -----------

OPERATING EXPENSES:
  Selling, general and
    administrative                                 2,901,434           2,133,021             620,022           5,657,927
  Research and development                         1,264,186             804,639             290,950           2,359,775
  Write-off of operating assets                       72,363             255,072                 -               327,435
                                                 -----------         -----------         -----------         -----------
    Total operating expenses                       4,237,983           3,192,732             910,972           8,345,137
                                                 -----------         -----------         -----------         -----------

LOSS FROM OPERATIONS                              (4,233,677)         (3,039,059)           (899,385)         (8,175,571)
                                                 -----------         -----------         -----------         -----------

OTHER INCOME (EXPENSE):
  Interest income                                    108,701             135,428                 237             244,366
  Interest expense                                       -               (15,858)             (7,800)            (23,658)
  Other, net                                          31,588                 -                   -                31,588
                                                 -----------         -----------         -----------         -----------

    Net other income (expense)                       140,289             119,570              (7,563)            252,296
                                                 -----------         -----------         -----------         -----------

NET LOSS                                          (4,093,388)         (2,919,489)           (906,948)         (7,923,275)

LESS PREFERENCE STOCK DIVIDENDS                          -               (11,389)            (16,780)            (28,169)
                                                 -----------         -----------         -----------         -----------

NET LOSS APPLICABLE TO
  COMMON SHARES                                  $(4,093,388)        $(2,930,878)        $  (923,728)        $(7,951,444)
                                                 ===========         ===========         ===========         ===========

NET LOSS PER COMMON SHARE                        $      (.48)        $      (.69)        $      (.75)
                                                 ===========         ===========         ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                      8,589,952           4,269,131           1,224,074
                                                 ===========         ===========         ===========


             The accompanying notes to conslidated financial statements are an integral part of these consolidated statements.

                                                                    Page 1 of 2
         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                      (A Company in the Development Stage)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                     Common
                                                                                   Stock Sub-    Additional   Deferred      Accum-
                                   Preferred Stock            Common Stock         scriptions     Paid-In    Consulting     ulated
                              Shares         Amount       Shares       Amount      Receivable     Capital     Expense        Deficit
Issuance of common
  stock for cash
  at inception                     -      $      -       1,170,000   $  1,300    $      -        $      -      $    -     $     -

Net loss                           -             -             -          -             -               -           -        (3,450)
                             ---------    ----------     ---------   --------    ----------      ----------    --------   ---------

BALANCE as of
  December 31, 1993                -             -       1,170,000      1,300           -               -           -        (3,450)

Issuance of
  preferred stock
  for cash                   1,440,000       560,000           -          -             -               -           -             -

Issuance of common
  stock for
  services and
  stock
  subscriptions
  receivable                       -             -         193,500    208,500      (198,500)            -           -           -

Unpaid dividends on
  preference stock                 -             -             -          -             -               -           -       (16,780)

Net loss                           -             -             -          -             -               -           -      (906,948)
                             ---------    ----------     ---------   --------    ----------      ----------    --------   ---------

BALANCE as of
  December 31, 1994          1,440,000       560,000     1,363,500    209,800      (198,500)            -           -      (927,178)

Issuance of
  preferred stock
  for cash                     362,403       604,001           -          -             -               -           -           -

Issuance of
  common stock for
  stock
  subscriptions
  receivable                       -             -          70,000       1,400     (140,000)        138,600         -           -

Cash received for
  stock
  subscriptions
  receivable                       -             -             -          -         280,000             -           -           -

Services provided for
  stock subscriptions
  receivable                       -             -             -          -           8,500             -           -           -

Unpaid dividends on
  preference stock                 -             -             -          -             -               -           -       (11,389)

Exchange of debt
  for common stock                 -             -         396,500    386,000           -            99,000         -           -

             The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                                                  Page 2 of 2
         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                      (A Company in the Development Stage)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                     Common
                                                                                   Stock Sub-    Additional   Deferred       Accum-
                                  Preferred Stock             Common Stock         scriptions     Paid-In    Consulting      ulated
                              Shares         Amount       Shares       Amount      Receivable     Capital      Expense       Deficit

Issuance of
  common shares
  to stockholders
  under antidilution
  provisions                       -      $      -          90,000   $180,000    $      -        $ (180,000)  $     -       $      -

Business combination        (1,802,403)   (1,164,001)    2,102,403   (696,752)          -         1,860,753         -              -

Issuance of
  common stock for
  cash, net of
  expenses                         -             -       4,256,250      85,125          -         7,193,935         -              -

Exercise of
  stock options for
  common stock
  subscriptions
  receivable                       -             -         288,000       5,760     (209,500)        203,740         -              -

Net loss                           -             -             -           -            -               -           -   (2,919,489)
                            ----------     ---------    ----------    --------    ---------      ----------    -------- ----------

BALANCE as of
  December 31, 1995                -             -       8,566,653     171,333     (259,500)      9,316,028         -   (3,858,056)

Cash received for
  stock
  subscriptions
  receivable                       -             -             -           -         50,300             -           -              -

Exercise of common
  stock options                    -             -          45,000         900          -            16,650         -              -

Exercise of common
  stock warrants                   -             -          45,000         900          -            74,250         -              -

Deferred consulting
  expense                          -             -             -           -            -           134,000     (40,200)           -

Net loss                           -             -             -           -            -               -           -   (4,093,388)
                            ----------     ---------    ----------    --------    ---------      ----------   --------- -----------

BALANCE as of
  December 31, 1996                -       $     -       8,656,653    $173,133    $(209,200)     $9,540,928   $ (40,200)$(7,951,444)
                            ==========     =========    ==========    ========    =========      ==========   ========= ===========

             The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                           (A Company in the Development Stage)

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Increase (Decrease) in Cash and Cash Equivalents

                                                                                                              Period from
                                                                                                              Inception to
                                                                    Year Ended December 31,                   December 31,
                                                              1996             1995             1994           1996 (Note 1)
                                                          -----------      -----------       ----------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $(4,093,388)      $(2,919,489)      $(906,948)       $(7,923,275)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                          203,523            74,542          29,317            307,382
        Common stock issued for services                             -             8,500          10,000             18,500
        Noncash consulting expense                              93,800               -               -               93,800
        Loss on disposition of assets                           72,363           256,363             -              328,726
        Changes in operating assets and
          liabilities:
            Accounts receivable                                349,559          (346,247)         (4,471)            (1,159)
            Inventories                                            612           (16,322)          6,104            (15,710)
            Prepaid expenses and other                         (62,796)          (28,581)         (5,290)           (96,813)
            Amounts due from related parties                   122,850          (122,850)            -                    -
            Accounts payable                                   (33,763)           49,794          92,455            108,486
            Accrued liabilities                               (284,690)          438,674             -              153,984
            Amounts due to related parties                      73,152               -               -               73,152
                                                           -----------       -----------       ---------        -----------

                Net cash used in operating
                  activities                                (3,558,778)       (2,605,616)       (778,833)        (6,952,927)
                                                           -----------       -----------       ---------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                        (580,468)         (794,434)       (287,523)        (1,662,425)
    Purchase of patents and technology                          (2,644)          (64,750)       (278,752)          (356,146)
                                                           -----------       -----------       ---------        -----------

                Net cash used in investing
                  activities                                  (583,112)         (859,184)       (566,275)        (2,018,571)
                                                           -----------       -----------       ---------        -----------


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                         (A Company in the Development Stage)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUBSIDIARY

                    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                     Increase (Decrease) in Cash and Cash Equivalents

                                                                                                              Period from
                                                                                                              Inception to
                                                                    Year Ended December 31,                   December 31,
                                                              1996             1995             1994           1996 (Note 1)
                                                          -----------      -----------       ----------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                  $    92,700        $7,279,060      $      -           $7,373,060
   Proceeds from stock subscriptions                            50,300           280,000             -              330,300
   Proceeds from issuance of preferred stock                       -             604,001         560,000          1,164,001
   Proceeds from issuance of redeemable
     preference stock                                              -                 -           240,000            240,000
   Payments on redeemable preference stock
     and dividends                                                 -            (268,169)            -             (268,169)
   Net (repayments) borrowings on
     stockholder loans                                             -            (167,833)        534,133            385,000
   Bank overdraft                                                  -             (10,675)         10,675                -
                                                           -----------        -----------     ----------         --------

                Net cash provided by
                  financing activities                         143,000         7,716,384       1,344,808          9,224,192
                                                           -----------        ----------      ----------         ----------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                          (3,998,890)        4,251,584            (300)           252,694

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF THE PERIOD                                              4,251,584               -               300                -
                                                           -----------        ----------      ----------         --------

CASH AND CASH EQUIVALENTS AT END OF
  THE PERIOD                                               $   252,694        $4,251,584      $      -           $  252,694
                                                           ===========        ==========      ==========         ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the period for interest                 $       -          $   15,858      $    7,800         $   23,658

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

    Dividends on redeemable preference stock                       -              11,389          16,780             28,169

    Common stock issued for subscriptions
      receivable                                                   -             349,500         198,500            548,000

    Conversion of stockholder loans and
      amounts due to stockholders to
      common stock                                                 -             485,000             -              485,000

    Acquisition of technology and
      patents for stockholder payable                              -                 -           100,000            100,000

            The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

            SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                        (A Company in the Development Stage)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    NATURE OF OPERATIONS AND BUSINESS COMBINATION

Nature of Operations

Specialized Health Products International, Inc. ("SHPI") and its wholly owned subsidiary, Specialized Health Products, Inc. ("SHP") (collectively, the "Company") is a development stage company which is primarily engaged in developing cost-effective, disposable, proprietary healthcare products designed to limit or prevent the risk of accidental needle sticks which may cause the spread of blood-borne diseases such as HIV/AIDS and hepatitis B, and secondarily develops other products for use in the healthcare industry. The Company's activities since inception have focused on research and development of products, obtaining financing, recruiting personnel and identifying and contracting with manufacturers and distributors. The Company principally intends to use third parties to manufacture, market and distribute its products worldwide.

The Company has a portfolio of proprietary, safety healthcare products that are in various stages of production, pre-production, development and research. The Company's earliest safety product line is its Safety Cradle(R) sharps container products designed to reduce the risk of accidental needle sticks and exposure to contaminated instruments when disposing of contaminated sharps. In August 1996, the Company entered into an exclusive distribution agreement (the "Distribution Agreement") with Becton Dickinson and Company ("BD") relating to the Company's sharps container products. The Distribution Agreement grants BD an exclusive worldwide right to market and distribute the Company's sharps container products for an initial term of three years. The first sales pursuant to the Distribution Agreement occurred in the first quarter of 1997. Other products near commercialization or under development include the Company's Extresafe(TM) Lancet Strip and a line of products using the Company's ExtreSafe(TM) medical needle withdrawal technology including safety phlebotomy devices, catheters and syringes. Manual production and sales of the Extresafe(TM) Lancet Strip began in the first quarter of 1997 and automated production is projected to commence later in 1997.

Development Stage Presentation

The Company is in the development stage and from its inception has incurred losses from operations. During the years ended December 31, 1996, 1995 and 1994, the Company experienced losses from operations of $4,233,677, $3,039,059 and $899,385, respectively, and negative cash flows from operating activities of $3,558,778, $2,605,616 and $778,833, respectively. As of December 31, 1996, the
Company had an accumulated deficit of $7,951,444. Net sales declined to $74,563 during the year ended December 31, 1996 compared to net sales of $447,844 during the year ended December 31, 1995. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's success in raising sufficient funding, bringing its products to commercialization, reducing costs and entering into favorable contracts with third-party manufacturers and distributors.

As discussed in Note 11, on March 31, 1997, the Company closed a private placement offering wherein the Company raised approximately $1,539,000. The Company estimates that after the payment of existing obligations, it will have approximately $1,000,000 in remaining funds. The Company believes that these remaining funds from the private placement offering and sales generated from the Safety Cradle(R) sharps container and ExtreSafe(TM) Lancet Strip products will be sufficient to support the Company's operations through December 31, 1997. However, this would require the Company to slow the commercialization of its products in development and increase its sales of sharps containers and lancets substantially.

The Company's operating plan includes seeking to raise additional funds through a public or private offering of securities in order for commercialization of its products under development to not be further delayed. Management is attempting to negotiate favorable agreements with third parties to assist in the development, financing, manufacturing and distribution of its products under development or near commercialization (see Note 11). In addition, management believes it has the ability to further cut certain operating costs. Nonetheless, the Company's inability to obtain additional funding, as required, could severely impair its business operations and there can be no assurance that the Company's operating plan will be successful.

The Company is subject to special risk factors due to its development stage status that may impact its ability to become an operating enterprise. These risk factors include:

a) The Company has experienced limited sales of its Safety Cradle(R) sharps containers and ExtreSafe(TM) Lancet Strip products, the Company's only commercialized products. Sales of Safety Cradle(R) sharps container through BD and sales of ExtreSafe(TM) Lancet Strip products did not commence until the first quarter of 1997. There is no assurance that other products will be commercially viable and no assurance can be given that the Company will have sufficient sales or a sufficient customer base to become profitable. The business prospects of the Company will be affected by expenses, operational difficulties and other factors frequently encountered in the development of a business enterprise in a competitive environment.

b) The Company's need for capital during the next year or more will vary based upon a number of factors, including the rate at which demand for products expands, the level of sales and marketing activities for the Safety Cradle(R) sharps container and ExtreSafe(TM) Lancet Strip products and the level of effort needed to develop and commercialize other products utilizing the Company's ExtreSafe(TM) medical needle withdrawal technology. If additional funds are not successfully raised, the lack of additional funds will likely have a material adverse effect on the Company.

c) The Company's Safety Cradle(R) sharps container and ExtreSafe(TM) Lancet Strip products are each produced by a single manufacturer. If one of the Company's manufacturers fails to perform its obligations in a timely and satisfactory manner or if there is a change in the Company's manufacturers, it could have a material adverse effect on the Company. There can be no assurance that the Company would be successful in replacing its current manufacturers on terms favorable to the Company. Likewise, there can be no assurance that the Company will be successful in finding additional manufacturers to manufacture its products on favorable terms should product demand increase. The Company, however, owns the molds and automated equipment which can be moved to different manufacturers.

d) The Company is dependent on one distributor for the distribution of its Safety Cradle(R) sharps container products and anticipates that it will be dependent on third parties for the distribution of its ExtreSafe(TM) Lancet Strip and follow-on products.

e) The Company uses polypropylene and other resins in the manufacture of its products. Prices are subject to fluctuations caused in part by changes in supply and demand. Significant increases in the prices of these resins could have a material adverse effect on the Company's ability to produce cost effective products.

f) The Company operates in a very competitive market and there is no assurance that development of superior competing products and changes in technology will not eliminate the need for the Company's products. The introduction of competing products could adversely affect the Company's attempts to develop and market its products successfully.

g) The Company's medical safety products may not be accepted by the market. Market acceptance of the Company's products will depend in large part upon the Company's ability to demonstrate the operational advantages, safety, efficacy, and cost-effectiveness of its products compared to competing products and its ability to distribute through major medical distributors.

h) The Company's future success depends in part on its ability to protect its intellectual property and maintain the proprietary nature of its technology through a combination of patents and other intellectual property arrangements. Currently, the Company owns six Safety Cradle(R) related patents, two patents associated with its ExtreSafe(TM) Lancet Strip and six patents which protect its ExtreSafe(TM) needle withdrawal technology. There can be no assurance that the protection provided by patents will be broad enough to prevent competitors from introducing similar products or that such patents, if challenged, will be upheld by the courts of any jurisdiction.

i) The sale of medical devices entails an inherent risk of liability in the event of product failure or claim of harm caused by product operation. There can be no assurance that the Company will not be subject to such claims, that any claims will be successfully defended or if the Company is found liable, that the claim will not exceed the limits of the Company's insurance. The Company currently maintains product liability insurance; however, there is no assurance that the Company will be able to maintain adequate product liability insurance on acceptable terms in the future.

j) Regulation is a significant factor in the development and marketing of the Company's products and in the Company's ongoing manufacturing and research and development activities. The Company and its products are regulated, in part, by the Federal Food, Drug, and Cosmetic Act which is administered by the United States Food and Drug Administration. The process of obtaining required regulatory clearances or approvals for products can be time-consuming and expensive.

k) The Company is highly-dependent upon the efforts and abilities of certain of its senior management personnel. The loss of any of these individuals could have a material adverse effect on the Company, its operations and its prospects.

Business Combination

SHP was organized November 19, 1993, with a commercial objective to develop, manufacture, and market safe, easy-to-use and cost-effective products for the health care industry. SHP entered into a business combination in July 1995 with Russco, Inc. ("Russco") wherein it became a wholly owned subsidiary of Russco and Russco's name was changed to Specialized Health Products International, Inc. Russco was organized in February 1986 as a public company to evaluate, structure, and complete a merger with, or acquisition of, any privately held business seeking to obtain the perceived advantages of being a publicly owned company. Russco had no significant operations and minimal capital with which to conduct its business.

At the closing of the business combination, the 300,000 shares of Russco's common stock previously outstanding (as adjusted for a reverse stock split) remained outstanding as common stock of the Company and Russco issued 3,602,403 shares of its common stock for all of the issued and outstanding shares of SHP's common stock and preferred stock. The business combination was treated as a reverse merger for accounting purposes. SHP was shown as the acquiring company even though Russco issued its common shares to acquire SHP because the stockholders of SHP received the significant majority of the outstanding common stock of the Company. In addition, management of SHP became the management of the Company. Because Russco had limited operations, the business combination was accounted for as a purchase transaction with the net assets of Russco (which were insignificant) being recorded at their fair value at the date of closing and operating results of Russco prior to the business combination not being included with the historical operating results of SHP.

Contemporaneously with the business combination, SHP engaged in a private placement of securities wherein 4,376,250 shares of the Company's common stock were issued for consideration of $7,519,060, net of offering costs, as more fully discussed in Note 7.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SHPI and its wholly owned subsidiary, SHP. All material intercompany balances and transactions have been eliminated in consolidation.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of a checking and money market account at a bank. The Company considers all investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost and consist primarily of manufacturing molds and equipment, office furniture and fixtures and construction-in-progress. Manufacturing molds and equipment are depreciated using the straight-line method over seven years or the units-of-production method, whichever is greater. All other property and equipment are depreciated using the straight-line method based on the estimated useful lives of the related assets which is five years.

Maintenance and repairs are charged to expense as incurred and costs of improvements and betterments are capitalized. Upon disposal or sale, the related asset costs and accumulated depreciation are removed from the accounts and resulting gains or losses are reflected in current operations.

Costs  incurred  in  connection  with  the   fabrication  and   construction  of
manufacturing molds and equipment are capitalized as construction-in-progress. No depreciation is recognized on these assets until they are placed in service.

Other Assets

Other assets consist primarily of purchased technology rights and patents, and related patent costs such as outside legal fees. These costs are being amortized on a straight-line basis over seven years. Accumulated amortization totaled approximately $155,400 and $90,300 at December 31, 1996 and 1995, respectively. Management evaluates the recoverability of these costs on a periodic basis, based on sales of the product related to the technology, existing or expected sales contracts, revenue trends and projected cash flows.

Revenue Recognition

Sales are recognized when the product is shipped to the customer.

Research and Development Costs

Research and development costs are expensed as incurred.

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents.

Fair Value of Financial Instruments

The book value of the Company's financial instruments approximates fair value. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Net Loss Per Common Share

Net loss per common share is based on the weighted average number of common shares outstanding. Stock options, warrants and preferred shares prior to conversion are not included in the calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

Reclassifications

Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the current year presentation.


(3)      INVESTMENT

In October 1995, the Company entered into a Joint Venture Agreement (the "Agreement") with Zerbec, Inc. ("Zerbec"), a Texas corporation. Under the terms of the Agreement, the Company and Zerbec formed Quantum Imaging Corporation (the "Venture"), a Utah corporation, to develop, manufacture, distribute and market products and technologies using a patented solid state filmless digitized imaging system. For a 50 percent interest in the Venture (before dilution by potential financing investors), the Company was obligated to pay the Venture $15,000 a month, which in turn was paid to Zerbec to perform research and development on the Venture's behalf through March 31, 1997. Additionally, the Company was obligated to pay the general and administrative expenses of the Venture up to $15,000 per month through March 31, 1997. In accordance with an oral amendment to the Agreement, the Company is obligated to contribute an additional $25,000 to the Venture through June 1, 1997. The Company will continue to pay the general and administrative expenses of the Venture up to $15,000 per month through June 1, 1997.

For the Venture to be successful, the Company estimates that an additional $3 million to $6 million in funding will be required. In addition, if at least $3 million in funding is not raised by June 1, 1997, Zerbec has the right to acquire two-thirds of the Company's interest in the Venture for one dollar (the "Zerbec Option"). The Company is trying to negotiate an agreement with Zerbec whereby the Company can acquire Zerbec's interest in the Venture or an extension of the date on which the Zerbec Option vests. There can be no assurance that the Company will be able to negotiate an agreement with Zerbec to acquire its interest in the Venture or an extension of the date on which the Zerbec Option vests.

The Company contributed total capital to the Venture of approximately $435,200 and $83,600 during 1996 and 1995, respectively, all of which the Company expensed and the Venture used to fund research and development and to cover administrative expenses. The Company accounts for the Venture using the equity method. Assets and liabilities of the Venture were insignificant as of December 31, 1996 and 1995.


(4)      STOCKHOLDER LOANS

During 1995 and 1994, prior to the business combination, certain existing stockholders made direct loans to SHP aggregating $385,000 and bearing interest at ten percent under a bridge loan agreement. Subscriptions under the bridge loan agreement were offered proportionately to stockholders based on the number of shares held. The subscribers to the bridge loan agreement were issued a total of 346,500 warrants permitting them to acquire an equal number of shares of common stock at $1.11 per share on or before December 31, 1996. No value was ascribed to the warrants. In connection with the business combination discussed in Note 1, the 346,500 warrants were exercised through conversion of the outstanding loans.


(5)      COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases office space, equipment, and vehicles under noncancelable operating leases. The following summarizes future minimum lease payments under operating leases at December 31, 1996:

                 Year Ending December 31,

                               1997                     $109,960
                               1998                       56,547
                               1999                       17,614
                                                        --------

                                                        $184,121
                                                        ========

Rental expense for the years ended December 31, 1996, 1995 and 1994 totaled approximately $72,000, $67,100 and $52,100, respectively.

Royalty Agreements

In connection with acquiring technology rights and patents, the Company has entered into various royalty agreements. Generally, the agreements call for royalties to be paid based on various percentages of revenues generated from the related technologies or patents.

In order to maintain certain licenses, the Company is obligated to pay future minimum royalties, which royalties may be used to satisfy percentage royalty requirements. The following summarizes future minimum royalties at December 31, 1996:

                      Year Ending December 31,

                                1997                    $ 20,000
                                1998                     160,000
                                1999                     100,000
                                2000                     100,000
                                2001                     100,000
                             Thereafter                  100,000
                                                        --------
                                                        $580,000
                                                        ========

As the Company has not generated any revenue from licensed technology rights and patents at December 31, 1996, no royalties have been accrued or paid.


(6)      STOCK OPTIONS

During 1994, the Board of Directors of SHP approved a nonqualified stock option plan (the "SHP Option Plan") for its officers, directors and employees, and authorized 396,000 shares of common stock for issuance. During 1994, options to acquire 396,000 common shares were granted at prices ranging from $.39 to $1.11 per share. The exercise prices of the options were equivalent to the estimated fair market value of the underlying stock as determined by SHP's Board of Directors at the dates of grant. No options were exercised or lapsed during 1994. On the date of the business combination, as discussed in Note 1, all of the options issued under the SHP Option Plan became outstanding obligations of the Company. On September 1, 1995, options to acquire 288,000 shares were exercised, primarily by directors and officers of the Company, from which the Company received $209,500 in common stock subscriptions receivable. All common stock subscriptions receivable are due upon demand. During 1996, options to acquire 45,000 shares were exercised at $.39 per share and 22,500 options were canceled. The remaining 40,500 options will become exercisable during 1997.

Effective September 1, 1995, the Company's Board of Directors approved the adoption of the Specialized Health Products International, Inc. Stock Option Plan (the "Option Plan"). The Option Plan is a nonqualified stock option plan and is administered by the Compensation Committee (the "Committee") made up of nonemployee members of the Board of Directors. The Option Plan provides for the issuance of 1,500,000 shares of common stock to officers, directors, other key employees and consultants which number may be adjusted from time to time by the Committee. As of December 31, 1996, the Company had granted options to purchase 1,491,000 shares of common stock under the Option Plan. The options will be granted at not less than 100 percent of the fair market value of the underlying common stock on the date of grant. The options are exercisable for the period as defined by the Committee at the date granted; however, no stock option will be exercisable more than five years from the date of grant.

The Company applies APB Opinion No. 25 ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for stock options granted to officers, directors and other key employees as options were granted at the intrinsic fair market value.

The Company recognized $93,800 of consulting expense during 1996 related to certain options granted to nonemployee consultants. Had compensation cost been determined based on the fair value at the grant date for awards under its plans consistent with the method prescribed by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                                            1996              1995
                                                                         ----------        -------

      Net loss:                                  As reported             $4,093,388        $2,930,878
                                                 Pro forma                4,130,140         3,841,677

      Net loss per common share:                 As reported              .48               .69
                                                 Pro forma                .48               .90

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company's plans as of December 31, 1996 and 1995, and changes during the years ended on those dates is presented below:

                                                   1996                                       1995
                                          -----------------------                  ---------------
                                                               Wtd. Avg.                             Wtd. Avg.
                                                               Exercise                              Exercise
                                                Shares          Prices              Shares            Prices
      Outstanding at
       beginning of year                       1,279,810           $1.95             396,000          $ .67
     Granted                                     319,190            2.63           1,171,810           2.00
     Exercised                                   (45,000)            .39            (288,000)           .73
     Forfeited                                   (22,500)            .39                 -
                                               ---------                          --------
     Outstanding at end
       of year                                 1,531,500            2.10           1,279,810           1.95
                                              ==========                          ==========

     Exercisable at end
       of year                                 1,187,000            2.04           1,117,000           2.00
                                              ==========                          ==========

     Weighted average fair
       value of options
       granted                              $     1.24                          $      .82
                                            ==========                          ==========

The following table summarizes information about the stock options outstanding at December 31, 1996:

                                           Options Outstanding                          Options Exercisable
                                  ------------------------------------               ---------------------
                                 Number            Wtd. Avg.                          Number
           Range of            Outstanding        Remaining        Wtd. Avg.        Exercisable         Wtd. Avg.
      Exercise   Prices        at December       Contractual       Exercise         at December         Exercise
                                 31, 1996            Life            Price           31, 1996             Price
                               -----------       -----------       ---------        -----------         -------

             $.39 to $1.11           40,500       2.5 years          $ .71                   -              $ -
                      2.00        1,171,810       3.7                 2.00             1,117,000             2.00
                      2.63          319,190       4.8                 2.63                70,000             2.63
                                  ---------                                            ---------

             $.39 to $2.63        1,531,500       3.9 years          $2.10             1,187,000            $2.04
                                  =========                                            =========

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in both 1996 and 1995: risk-free interest rate of
5.95 percent; expected dividend yields of zero percent; expected lives of 2.3 years; expected volatility of 68 percent.

(7)      COMMON AND PREFERRED STOCK

In connection with the business combination discussed in Note 1, SHP completed a 9 for 1 forward stock split of both its common and preferred stock. The number of common and preferred shares and per share amounts presented in the accompanying consolidated financial statements have been restated for the effect of this split. Each common and preferred share of SHP was converted into one common share of the Company. In addition, the Company issued 90,000 shares of common stock to non-affiliated stockholders existing at the time of the private placement under antidilutive provisions.

The Company  completed a private  placement of securities in July 1995,  wherein
860.25 units were sold at $10,000 per unit for total consideration, net of expenses, of $7,519,060. This consideration was comprised of $7,279,060 of cash, $100,000 of debt converted to common stock, and common stock subscriptions receivable of $140,000. Each unit consisted of 5,000 shares of the Company's common stock and Series A warrants to purchase an aggregate of 3,000 shares of common stock at $3.50 per share. The private placement was completed contemporaneously with the business combination. Through this private placement, the Company sold an aggregate of 4,301,250 shares of the Company's $.02 par value common stock and Series A warrants to purchase an aggregate of 2,580,750 shares of the Company's common stock at a price of $3.00 per share, exercisable for a period of two years from the date of effectiveness of a registration statement covering the issuance of the shares of common stock underlying the Series A warrants.

For services provided in connection with the private placement of securities, the underwriter received a commission of $860,251 in cash, 75,000 shares of common stock, Series A warrants to purchase 530,125 shares of common stock for $3.00 per share, and Series B warrants to purchase 1,290,375 shares of common stock for $2.00 per share. The warrants expire on the earlier of (a) two years from the effective date of a registration statement covering the issuance of the shares of common stock underlying such warrants which two year period shall be extended day-for-day for any time that a registration statement is not available, or (b) the date specified in a notice of redemption from the Company in the event that the closing price of the common stock for any ten consecutive trading days preceding such notice exceeds $6.00 per share and subject to the availability of a current prospectus covering the underlying shares. The Company may redeem all or a portion of the warrants, in each case at $.001 per warrant upon at least 20 days prior written notice to the warrant holders. The warrants may only be redeemed if a current prospectus is available with respect to the issuance of shares of common stock upon the exercise thereof.

During 1995, the Company issued warrants to a nonaffiliated stockholder of the Company to purchase 45,000 shares of common stock at $1.67 per share. The warrants were exercised in full during 1996. There were no other Series A or Series B warrants exercised during 1996 or 1995.

The Company has granted to a former director and certain officers of the Company the right to receive up to an aggregate of 2,000,000 additional shares of common stock based upon the achievement of certain levels of pre-tax consolidated net income ("PTNI") for 1996, 1997 or 1998. If PTNI equals or exceeds $1,500,000, $5,000,000, or $8,000,000 in any of these years the individuals will receive an aggregate of 350,000, 1,100,000, or 2,000,000 common shares, respectively, less shares previously received, but no more than an aggregate of 2,000,000 shares.

The Company expects that the issuance of such shares will be deemed to be the payment of compensation to the recipients and will result in an expense to the Company in the year or years the shares are earned, in an amount equal to the fair market value of the shares. This expense could have a substantial negative impact on the earnings of the Company in the year or years in which the compensation expense is recognized.

The effect of the expense associated with the issuance of the shares could place the Company in a net loss position for the relevant year, even though the PTNI was at a level requiring the issuance of the shares. Because the shares are issuable based on the results of a single year, the PTNI in a particular year could require the issuance of shares even though the cumulative PTNI for the three years 1996, 1997, and 1998, or any combination of those years, could reflect a lower amount of PTNI that would not require the Company to issue such shares or even a pre-tax net loss. During 1996, the Company did not issue any shares of common stock under this arrangement as the Company did not meet the PTNI requirement.


(8)      REDEEMABLE PREFERENCE STOCK

Prior to the business combination, SHP had authorized 250,000 shares of redeemable preference stock with a par value of $1.50 per share, of which 160,000 shares were issued and outstanding at December 31, 1994. Each redeemable preference share was entitled to a cumulative annual dividend of nine percent of the par value from the date of original issue. Dividends were payable when and as declared by the Board of Directors. The preference stock was redeemed and related dividends were paid in cash at the time of the business combination.


(9)      INCOME TAXES

The Company recognized no income tax expense in 1996, 1995 and 1994, due to net operating losses. The Company did not record the expected tax benefit related to the net operating losses and other deferred tax assets as these assets are being offset by a valuation allowance. Significant components of the Company's deferred income tax assets and deferred income tax liabilities as of December 31, 1996 and 1995, are comprised of the following:

                                                                       1996                   1995
                                                                    ----------            --------
Deferred income tax assets:
  Net operating loss carryforwards                                   $2,803,220            $ 1,374,198
  Equity loss in joint venture                                              -                   31,214
  Accrued vacation                                                       33,649                 19,894
  Patent costs                                                           30,983                 19,244
  Other                                                                   8,257                  4,574
                                                                     ----------            -----------
     Total gross deferred tax assets                                  2,876,109              1,449,124
  Less valuation allowance                                           (2,794,882)            (1,449,124)
                                                                     ----------            -----------
     Net deferred income tax assets                                      81,227                    -

Deferred income tax liability -
  Property and equipment                                                (81,227)                   -
                                                                     ----------            ---------

     Net deferred income tax liability                               $      -              $       -
                                                                     ==========            =========

The net change in the total valuation allowance for the years ended December 31, 1996 and 1995, was an increase of $1,345,758 and $1,109,545, respectively.

At December 31, 1996, the Company had total tax net operating losses of $7,515,335 that can be carried forward to reduce federal income taxes. If not utilized, the tax net operating loss carryforwards begin to expire in 2009. As defined in Section 382 of the Internal Revenue Code, the Company has undergone a greater than 50 percent ownership change. Consequently, a certain amount of the Company's tax net operating loss carryforwards available to offset future taxable income in any one year may be limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforwards not utilized in prior years.

(10)     RELATED-PARTY TRANSACTIONS

During 1996 and 1995, the Company advanced approximately $121,800 and $122,900 respectively, to a former director and stockholder of the Company. The advances are due on demand and are non-interest bearing. In addition, the Company paid to an entity, owned in part by this same former director and stockholder, approximately $203,100 and $231,500 during 1996 and 1995, respectively, for consulting and professional services rendered in behalf of the Company. As of December 31, 1996 and 1995, the net amount owed by and due the Company under these arrangements was approximately $73,200 and $122,850, respectively.

The Company has entered into certain license agreements with a director and officer of the Company as a result of the acquisition of certain technology rights and patents. Under the terms of the agreements, the Company is obligated to pay minimum royalty payments totaling $435,000 over the next six years (see
Note 5).


(11)     SUBSEQUENT EVENTS

On March 31, 1997, the Company closed a private placement offering (the "Private Placement") wherein the Company raised approximately $1,539,500 through offering Units to certain accredited investors at $45 per Unit. Each Unit consists of 15 shares of the Company's common stock and Series C warrants to purchase five shares of the Company's common stock at a price of $3.00 per share. The Series C warrants are currently exercisable and expire two years from the date of effectiveness of a registration statement under the Securities Act of 1933 (the "Act") covering the resale of the shares of common stock underlying the Series C warrants by the holder, which period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Act is not available. The Company may accelerate the expiration of the Series C warrants in the event that the average market price of the Company's common stock for ten consecutive trading days exceeds $6.00 per share. In the event that the Company accelerates the expiration of the Series C warrants, the holders of the Series C warrants would be permitted to exercise the Series C warrants during a period of not less than 20 days following notice of such event. Each investor was required to subscribe for a minimum of 400 Units ($18,000).

On March 27, 1997, the Company entered into a letter of intent with Becton Dickinson and Company ("BD") which contemplates a license agreement related to the development, manufacture, distribution and commercialization of a product utilizing the Company's ExtreSafe(TM) technology. If a license agreement is consummated, the Company anticipates that BD will distribute at least one, and possibly several, of the Company's products utilizing the ExtreSafe(TM) technology on an exclusive basis. Under the terms of the letter of intent, BD would pay the Company $4 million in prepaid royalties and development fees in two equal payments. The first payment would be made within thirty days of execution of a license agreement and the second payment no later than March 1998. The proposal is subject to the satisfactory completion of a legal and business investigation and due diligence review of the Company's intellectual property portfolio by BD and the approval of the boards of directors of the Company and BD.