Form 10-Q
period 1997-03-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 1997-05-14
CIK 790228

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

                         Commission File Number 0-26694

                SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                    93-0945003
--------------------------------                 ----------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                      Identification No.)


                 655 East Medical Drive, Bountiful, Utah 84010
               (Address of principal executive offices)(Zip Code)

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

                      [X] Yes                [ ] No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding as of May 12, 1997
 -------------------------------         -------------------------------
   Common Stock, $.02 par value                     9,257,342

PART I _ FINANCIAL INFORMATION

Item 1.  Financial Statements.

         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                      (A Company in the Development Stage)
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


Assets

                                               March 31,         December 31,
                                                  1997              1996
                                           ---------------     ---------------
Current assets:
  Cash                                      $    533,818        $    252,694
  Accounts receivable                              3,058               1,159
  Inventories                                     14,889              15,710
  Prepaid expenses and other                      71,126              96,813
  Common stock subscriptions receivable          388,115                   -
                                            ------------        ------------
    Total current assets                       1,011,006             366,376

Property and equipment, net                    1,257,311           1,186,977
Other assets, net                                279,079             295,486
                                            ------------        ------------
    Total assets                            $  2,547,396        $  1,848,839
                                            ============        ============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                          $     79,124        $    100,686
  Accrued liabilities                            101,430             161,784
  Amounts due to related parties                  73,152              73,152
                                            ------------        ------------
    Total current liabilities                    253,706             335,622
                                            ------------        ------------

Stockholders' equity:
Preferred stock, $.001 par value;
  5,000,000 shares authorized, no
  shares outstanding                                   -                   -
Common stock, $.02 par value;
  50,000,000  shares  authorized,
  9,257,342  and 8,656,653 shares
  outstanding, respectively                      185,147             173,133
Additional paid-in capital                    10,932,490           9,540,928
Series C warrants to purchase
  common stock                                   310,994                   -
Common stock subscriptions receivable           (209,200)           (209,200)
Deferred consulting expense                      (40,200)            (40,200)
Deficit accumulated during the
  development stage                           (8,885,541)         (7,951,444)
                                            ------------        ------------
    Total stockholders' equity                 2,293,690           1,513,217
                                            ------------        ------------
    Total liabilities and stockholders'
      equity                                $  2,547,396        $  1,848,839
                                            ============        ============




     See accompanying notes to condensed consolidated financial statements.

         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                      (A Company in the Development Stage)
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                             Three Months Ended            Period from
                                         ----------------------------      Inception to
                                          March 31,      March 31,          March 31,
                                            1997            1996               1997
                                       -------------   ------------      ---------------
Sales                                $     39,478       $   16,621        $   595,141
Cost of sales                              34,571           19,756            420,668
                                     ------------       ----------        -----------
    Gross margin                            4,907           (3,135)           174,473
                                     ------------       ----------        -----------
Operating expenses:
  Selling, general and administrative     649,314          463,749          6,307,241
  Research and development                299,284          319,883          2,659,059
  Write-off of operating assets                --               --            327,435
                                     ------------       ----------        -----------
    Total operating expenses             948,598           783,632          9,293,735
                                     ------------       ----------        -----------
   Loss from operations                 (943,691)         (786,767)        (9,119,262)

Interest income, net                      2,094             50,257            222,802
Other income                              7,500             25,000             39,088
                                     ----------         ----------        -----------
Net loss                               (934,097)          (711,510)        (8,857,372)
Less preference stock dividends               -                  -            (28,169)
                                     ----------         ----------        -----------
Net loss applicable to common shares $ (934,097)        $ (711,510)       $(8,885,541)
                                     ==========         ==========        ===========
Net loss per common share            $     (.11)        $     (.08)
                                     ==========         ==========
Weighted average number of common
  shares outstanding                  8,741,105          8,566,653
                                     ==========         ==========


     See accompanying notes to condensed consolidated financial statements.

         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                      (A Company in the Development Stage)
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                               Three Months Ended             Period from
                                             -----------------------         Inception to
                                              March 31,         March 31,       March 31,
                                                1997              1996             1997
                                             ----------        ----------    --------------
Cash flows from operating activities:
  Net loss                                  $  (934,097)      $  (711,510)    $ (8,857,372)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                53,384            22,602          360,766
    Common stock issued for services                  -                 -           18,500
    Noncash consulting expense                        -                 -           93,800
    Loss on disposition of assets                     -                 -          328,726
    Changes in operating assets and
      liabilities:
      Accounts receivable                        (1,899)          338,001           (3,058)
      Related party receivable                        -            15,432                -
      Inventories                                   821            (2,865)         (14,889)
      Prepaid expenses and other                 25,687           (81,054)         (71,126)
      Accounts payable and accrued
        liabilities                             (81,916)          (91,013)         180,554
      Amounts due to related parties                  -                 -           73,152
                                            -----------       -----------     ------------
        Net cash used in operating
          activities                           (938,020)         (510,407)      (7,890,947)
                                            -----------       -----------     ------------
Cash flows from investing activities:
 Purchase of property and equipment            (107,311)         (237,590)      (1,769,736)
 Purchase of patents and technology                   -            (2,644)        (356,146)
                                            -----------       -----------     ------------
        Net cash used in investing
          activities                           (107,311)         (240,234)      (2,125,882)
                                            -----------       -----------     ------------
Cash flows from financing activities:
 Proceeds from issuance of common stock       1,326,455                 -        8,699,515
 Proceeds from stock subscriptions                    -            50,300          330,300
 Proceeds from issuance of preferred stock            -                 -        1,164,001
 Proceeds from issuance of redeemable
  preference stock                                    -                 -          240,000
 Payments on redeemable preference stock
  and dividends                                       -                 -         (268,169)
 Net borrowings on stockholder loans                  -                 -          385,000
                                            -----------       -----------     ------------
        Net cash provided by financing
          activities                          1,326,455            50,300       10,550,647
                                            -----------       -----------     ------------
Net increase (decrease) in cash and
  cash equivalents                              281,124          (700,341)         533,818
Cash and cash equivalents at beginning
  of period                                     252,694         4,251,584                -
                                            -----------       -----------     ------------
Cash and cash equivalents at end
  of period                                 $   533,818       $ 3,551,243     $    533,818
                                            ===========       ===========     ============


Supplemental Disclosures of Noncash
 Investing and Financing Activities:
 Common stock issued for subscription
  receivable                                $   388,115       $         -

     See accompanying notes to condensed consolidated financial statements.

         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                      (A Company in the Development Stage)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Interim Consolidated Financial Statements

        The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the operating results that may result for the year ending December 31, 1997. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its December 31, 1996 Annual Report on Form 10-K.

(2)  Net Loss Per Common Share

        Net loss per common share is based on the weighted average number of common shares outstanding. Stock options, warrants and preferred shares prior to conversion are not included in the calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share (see Note 5).

(3)  Private Placement Offering

        On March 31, 1997, the Company closed a private placement offering (the "Private Placement") wherein the Company raised $1,539,570 through offering Units to certain accredited investors at $45 per Unit. Each Unit consists of 15 shares of the Company's common stock and Series C warrants to purchase five shares of the Company's common stock at a price of $3.00 per share. The Company allocated $1,228,576 of the total net proceeds to the common stock issued and $310,994 to the Series C Warrants issued. The Series C warrants are currently exercisable and expire two years from the date of effectiveness of a registration statement under the Securities Act of 1933 (the "Act") covering the resale of the shares of common stock underlying the Series C warrants by the holder, which period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Act is not available. The Company may accelerate the expiration of the Series C warrants in the event that the average market price of the Company's common stock for ten consecutive trading days exceeds $6.00 per share. In the event that the Company accelerates the expiration of the Series C warrants, the holders of the Series C warrants would be permitted to exercise the Series C warrants during a period of not less than 20 days following notice of such event. Each investor was required to subscribe for a minimum of 400 Units ($18,000). As a March 31, 1997, the Company had received all of the proceeds from the Private Placement except for $388,115 which is classified in current assets as common stock subscriptions receivable. Subsequent to March 31, 1997, the Company received the remaining $388,115.

(4)  Distribution Letter of Intent

        On March 27, 1997, the Company entered into a letter of intent with Becton Dickinson and Company ("BD") which contemplates a license agreement related to the development, manufacture, distribution and commercialization of a product utilizing the Company's ExtreSafe(TM) technology. If a license agreement is consummated, the Company anticipates that BD will distribute a product utilizing the ExtreSafe(TM) technology on an exclusive basis. Under the terms of the letter of intent, BD would pay the Company $4 million in prepaid royalties and development fees in two equal payments. The first payment would be made within thirty days of execution of a license agreement and the second payment no later than March 1998.

(5)  Recent Accounting Pronouncement

        In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for financial statements issued for all periods ending after December 15, 1997. SFAS 128 simplifies the standards for computing EPS in comparison to APB Opinion No. 15 and replaces the presentations of Primary EPS and Fully Diluted EPS with a presentation of Basic EPS and Diluted EPS. The Company's basic and diluted EPS under the rules of SFAS 128 would not have been different from reported EPS for the three months ended March 31, 1997 and 1996.

(6)  Subsequent Events

        The Company filed a Form S-3 registration statement with the Securities and Exchange Commission ("SEC") to register the resale of 12,489,106 shares of common stock. The SEC declared the filing effective on May 6, 1997.

        The Company has signed a placement agreement with Leerink Swann & Company ("Leerink") wherein the Company is seeking to raise between $2 and $5 million in additional funds through a private placement of stock and warrants (the "Offering"). Pursuant to an agreement with Leerink, the Company and the Founders, all rights relating to the Earn-Out Shares (as defined in Item 2 hereto) will terminate in exchange for the issuance of 200,000 shares of the
Company's common stock and warrants exercisable for 1,800,000 shares of the Company's common stock at $3.00 per share (collectively, the "Exchange Securities"). This arrangement is subject to the completion of the Offering. If either of these contingencies is not satisfied, then the Company's obligation to issue the Earn-Out Shares will remain in force. The issuance of the Exchange Securities or Earn-Out Shares, as the case may be, or the perception that the issuance of such securities may occur, could adversely affect the prevailing trading price of the Common Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The  following   discussion  and  analysis  provides  information  which
management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996. Wherever in this discussion the term "Company" is used, it should be understood to refer to Specialized Health Products International, Inc. ("SHPI") and Specialized Health Products, Inc., its subsidiary ("SHP"), on a consolidated basis, except where the context clearly indicates otherwise. Prior to the July 1995 acquisition wherein SHP became a wholly owned subsidiary of SHPI, SHPI had no operations.

Overview

        The Company is a development stage company and, since inception, has incurred losses from operations. As of March 31, 1997, the Company had cumulative net losses totaling $8,885,541. To date, the Company's principal focus has been the design, development, testing, and evaluation of its Safety Cradle(R) sharps container, ExtreSafe(TM) Lancet Strip, ExtreSafe(TM) medical needle withdrawal technology, intravenous flow gauge, blood collection device, filmless digitized imaging technology, and other products, and the design and development of molds and production processes relating to its Safety Cradle(R) sharps containers.

Financial Position

     The Company had $533,818 in cash as of March 31, 1997. This represented an increase of $281,124 from December 31, 1996. Working capital as of March 31, 1997, increased to $757,300 as compared to $30,754 at December 31, 1996. These increases were largely due to the completion of a private placement of securities by the Company that closed on March 31, 1997, as discussed below.

Three Months Ended March 31, 1997 and 1996

        During the three months ended March 31, 1997, the Company had net sales of $39,478, compared with $16,621 for the comparable period from the prior year. Substantially all of the sales during these periods related to the Company's sharps containers. The Company expects net sales in the second quarter of 1997 to be greater than net sales in the first quarter of 1997.

        On August 26, 1996, the Company entered into an exclusive distribution agreement (the "Distribution Agreement") with BD relating to the Company's Safety Cradle(R) sharps container products. The Distribution Agreement grants BD an exclusive world-wide right to market and distribute the Company's Safety Cradle(R) sharps container products for an initial term of three years, which term may be extended by BD annually thereafter subject to negotiation with respect to price and other terms. The commencement of sales of Safety Cradle(R) sharps container products was delayed because the Distribution Agreement required that the Company receive a new 510(k) Notification relating to its Safety Cradle(R) sharps container products, make certain modifications to the containers, and that the Company's manufacturer meet certain BD standards before sales could begin (collectively, the "BD Modifications"). The BD Modifications were completed, BD introduced the Company's Safety Cradle(R) sharps container products to its sales force in December 1996 and product sales began in March 1997.

        The Distribution Agreement provides that container products may be sold, at BD's option, either under the Company's name or under BD's label. The products will, however, be imprinted with the Company's product name in either case. The selling price of the container products sold to BD under the

Distribution Agreement can be adjusted under certain circumstances for changes in raw material costs during the initial term of the Distribution Agreement. The Company is not required to distribute any future, unrelated products through BD.

        Entering into the Distribution Agreement created certain risks for the Company. These include, among other things (i) reliance on BD for sales of the products, and therefore reliance on BD's marketing ability, marketing plans, credit-worthiness and selling efforts; (ii) to the extent the products are marketed under BD's label, any goodwill associated with the products may inure to the benefit of BD rather than the Company; (iii) the Company has only limited protection from changes in manufacturing costs (other than with respect to raw materials costs) during the initial term of the Distribution Agreement; and (iv) if the Company is reliant on BD for all or substantially all of its container sales, the Company's ability to effectively negotiate with BD concerning pricing or other terms in connection with any possible extension of the Distribution Agreement may be limited.

        The ExtreSafe(TM) Lancet Strip is being assembled manually by the Company until automated production equipment is put in place in the second half of 1997. Due to the costs of manual assembly, the Company does not expect to make a profit on sales of the ExtreSafe(TM) Lancet Strip until production is transferred to the automated equipment. The automated production equipment is expected to reduce the cost to manufacture the ExtreSafe(TM) Lancet Strip and increase manufacturing capacity.

        The Company has entered  into a  distribution  agreement  with  National
Clinical Supply for the marketing and distribution of ExtreSafe(TM) Lancet Strips. The arrangement is limited to blood banks and plasma collection centers in the United States and to the Canadian Red Cross. The Company is seeking additional parties to market and distribute its ExtreSafe(TM) Lancet Strips. Unless and until the Company is able to enter into additional distribution arrangements, the Company is attempting to market and sell the ExtreSafe(TM) Lancet Strips with its own limited resources. There is no assurance that the Company will enter into any other arrangements with respect to the marketing and distribution of ExtreSafe(TM) Lancet Strips or that the Company's own marketing and sales efforts will be effective.

        Research and development ("R&D") expenses were $299,284 for the three months ended March 31, 1997, compared with $319,883 for the comparable period from the prior year. The Company's R&D efforts in the three month period ended March 31, 1997, focused on completing final development of the ExtreSafe(TM) Lancet Strip, development relating to several products utilizing the ExtreSafe(TM) medical needle withdrawal technology, and development work on a filmless digitized imaging technology (which was performed by Quantum Imaging Corporation, but which was funded by the Company). The Company's efforts in the three months ended March 31, 1996, were focused on refining the design of production molds for its Safety Cradle(R) sharps container products, on the design and development of its ExtreSafe(TM) Lancet Strip, on initial development of its ExtreSafe(TM) medical needle withdrawal technology and funding development work on the filmless digitized imaging technology.

        If the Company had had adequate funding, R&D expenditures during these periods would have been greater than they actually were. Funding constraints also set back the anticipated dates on which the Company's products under development will be brought to market. In addition, R&D expenditures for the three months ended March 31, 1997, were less than R&D expenditures for the three months ended June 30, 1996, and September 30, 1996, and increased slightly over the three months ended December 31, 1996, due to the Company's need to purchase parts and supplies and use the services of certain third parties relating to the development of the ExtreSafe(TM) Lancet Strip. Further reductions in R&D expenditures are unlikely unless and until the Company cuts its staff. Down sizing may have a material adverse effect on product development. Management does not intend to down size unless liquidity concerns force the Company to do so.

        Selling, general and administrative expenses were $649,314 for the three months ended March 31, 1997, compared with $463,749 for the comparable period from the prior year. The increase has resulted mainly from increases in the following expenditures. First, salaries and benefits increased primarily from the hiring of additional product development, sales and marketing personnel to support sales and commercialization of the Company's products as well as from the implementation of the Company's 401(k) profit sharing plan. Second, patent related costs increased as a result of patent related activities, the major portion of which is a direct result of costs associated with National Phase international patent filings. Third, advertising expenses increased as a result of increased advertising and promotional efforts.

     Selling, general and administrative expenses during the three months ended March 31, 1997, were less than amounts expended during the three months ended September 30, 1996, and December 31, 1996. Further reductions in selling, general and administrative expenses will be difficult without reducing the number of employees or reducing the number of and scope of patent applications in the United States and abroad. Reductions in the Company's work force or the number of and scope of patent application filings may have a material adverse effect on the sale and commercialization of the Company's products. Management does not intend to down size or limit the number or scope of the Company's patent filings unless liquidity concerns force the Company to do so.

        Net interest income was $2,094 for the three months ended March 31, 1997, compared with $50,257 for the comparable period from the prior year. The difference in net interest income between said periods relates mainly to interest earned on funds on deposit. As funds on deposit have decreased so has the net interest income. Unless the Company generates additional cash through product sales or financings, net interest income during the remainder of 1997 will be substantially less than in 1996.

Liquidity and Capital Resources

        The Company's need for funds has increased from period to period as the Company has increased its research and development activities, expanded its staff, and commenced the purchase and construction of molds and production equipment. To date, the Company has financed its operations principally through private placements of equity securities. From inception through March 31, 1997, the Company had received net proceeds of approximately $10,600,000 through financing activities. As of March 31, 1997, the Company's liabilities totaled $253,706, all of which are current liabilities. The Company had working capital as of March 31, 1997, of $757,300 and the Company used net cash in operating activities of approximately $900,000 during the three months ended March 31, 1997.

        The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development and bring the ExtreSafe(TM) medical needle withdrawal technology, intravenous flow gauge, blood collection device and other products to commercial viability, and the level of sales of and marketing for the Safety Cradle(R) sharps containers and ExtreSafe(TM) Lancet Strip.

        The Company believes that its current cash reserves, the net proceeds from this Offering, and funds generated from sales of Safety Cradle(R) sharps containers and ExtreSafe(TM) Lancet Strips will be sufficient to support the Company's operations and planned capital expenditures for the foreseeable future if the Company slows the commercialization of products in development and sales increase substantially. Management is planning, however, to raise additional funds through a subsequent public or private offering so commercialization of products under development is not further delayed. There is no assurance that any such offering will be completed or that, if completed, the terms of such offering will be favorable to the Company.

        If sales do not begin to increase sufficiently during the balance of 1997, the Company can and would expect to reduce operating costs and capital expenditures by focusing primarily on its sharps container, lancet and other products that are or soon will be ready to sell. The Company's failure, however, to produce or sell sufficient quantities of Safety Cradle(R) sharps containers or ExtreSafe(TM) Lancets, raise additional funds, or sufficiently reduce its costs of operations and capital expenditures could materially and adversely affect the Company's cash flows and financial condition. In addition, the Company's business plans may change or unforeseen events may occur which require the Company to raise additional funds. Notwithstanding the foregoing, management may expend cash at relatively high rates by maintaining or increasing spending if management determines that additional funding is likely to be obtained. If the anticipated funding is not obtained, such continued expenditures may materially and adversely affect the Company's financial condition.

        At March 31, 1997, the Company had 3,110,875 Series A Warrants and 1,290,375 Series B Warrants outstanding which are exercisable for shares of Common Stock of the Company at $3.00 per share in the case of Series A Warrants and $2.00 per share in the case of Series B Warrants. In the event that the closing price of the Common Stock for any ten consecutive trading days exceeds $6.00 per share, and subject to the availability of a current prospectus covering the underlying stock, the Company may redeem the Series A and Series B Warrants. Both Series A and Series B Warrants expire on the earlier of (a) two years from the date of effectiveness of a registration statement under the Act covering the sale of the shares of Common Stock underlying such warrants, which period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Act is not available, or (b) the redemption date if such warrants are redeemed (subject to the right of the holder to exercise the warrants within 20 days of notice of such redemption). The exercise of all the Series A and Series B Warrants would result in an equity infusion to the Company of $11,913,375. The Company presently intends to redeem the warrants when and if the necessary conditions are met. As of the date hereof, no warrants have been exercised and there can be no assurance that any warrants will ever be exercised.

        On September 1, 1995, the Company adopted a non-qualified stock option plan ("NQSOP") which authorized the Company to grant options to purchase up to 1,500,000 shares of Common Stock. All NQSOP options must be granted at exercise prices at least equal to the fair market value of the Common Stock on the date of grant. As of March 31, 1997, the Company had granted stock options to purchase 1,491,000 shares of Common Stock under the NQSOP.

        In addition to the options outstanding under the NQSOP, there are 40,500 options outstanding that were issued under SHP's non-qualified stock option plan (the "SHP NQSOP"). These options became obligations of the Company pursuant to the terms of the Acquisition.

        The Company has provided certain of its officers and directors the opportunity to receive up to an aggregate of 2,000,000 shares of Common Stock (the "Earn-Out Shares"). Any issuance of Earn-Out Shares would be based upon the Company's achieving certain levels of pre-tax consolidated net income, adjusted to exclude any charge arising from the obligation to issue, or the issuance of, the Earn-Out Shares and any income or charges associated with non-recurring or extraordinary items as determined in accordance with generally accepted accounting principles ("Adjusted PTNI").

        The Company expects that any issuance of Earn-Out Shares would be deemed to be compensation to the recipient and would result in a charge to earnings in the year such Earn-Out Shares are earned. The charge to earnings would be in an amount equal to the fair market value of the Earn-Out Shares at the time they are earned. Any such charge to earnings could have a material adverse effect on the earnings of the Company in the year or years in which such compensation expense is recognized.

        The charge to earnings associated with the issuance of Earn-Out Shares could result in the Company incurring a net loss for the relevant year, even though the Adjusted PTNI was at a level requiring the issuance of Earn-Out Shares. Earn-Out Shares are issuable based on the results of a single year. Therefore, the Adjusted PTNI in a particular year could trigger the issuance of Earn-Out Shares even though cumulative Adjusted PTNI for the three designated years, 1996, 1997 and 1998, or any combination of those years, was at such lower level, or even a loss, that the Company would not be required to issue Earn-Out Shares. There is no assurance that the Company in years subsequent to the year or years in which Earn-Out Shares are issued will achieve the same level of Adjusted PTNI or will be profitable. Management of the Company may have the discretion to accelerate or defer certain transactions that could shift revenue or charges between years or otherwise affect the Adjusted PTNI in any year or years. The Company has agreed to file a registration statement under the Act with respect to the Earn-Out Shares, if and when issued.

        Pursuant to an agreement with Leerink Swann & Company ("Leerink"), the Company and the Founders, all rights relating to the Earn-Out Shares will terminate in exchange for the issuance of 200,000 shares of Common Stock and 1,800,000 Series D Warrants (collectively, the "Exchange Securities"). This arrangement is subject to the completion of the Offering. If either of these contingencies is not satisfied, then the Company's obligation to issue the Earn-Out Shares will remain in force. The issuance of the Exchange Securities or Earn-Out Shares, as the case may be, or the perception that the issuance of such securities may occur, could adversely affect the prevailing trading price of the Common Stock.

        The Company and Zerbec, Inc. ("Zerbec"), as joint venturers, formed Quantum Imaging Corporation (Quantum") to develop, manufacture, and market an improved filmless digitized imaging system. Pursuant to the terms of the joint venture agreement, Zerbec assigned patented filmless digitized imaging technology to Quantum and will provide ongoing support for the development and commercialization of the technology. SHP has agreed to provide Quantum with $15,000 in funding through April 1997 and $10,000 in May 1997, which funds shall be used to support Quantum's research and development activities. Also, SHP is obligated to pay Quantum up to an additional $15,000 per month for general and administrative expenses through June 1, 1997.

        For Quantum to achieve its objectives, the Company estimates that between $3,000,000 and $6,000,000 in new funding will be required primarily for further development. It is anticipated that an equity interest of at least one-third of the total outstanding shares of Quantum will be sold to fund development through initial production of filmless digitized imaging systems. If at least $3,000,000 in funding is not raised by June 1, 1997, then Zerbec has the right to acquire two-thirds of SHP's interest in Quantum for one dollar (the "Zerbec Option"). SHP is attempting to negotiate an agreement with Zerbec whereby SHP can acquire Zerbec's interest in Quantum (the "Zerbec Acquisition") or obtain an extension of the date on which the Zerbec Option vests. There can be no assurance that SHP will be able to negotiate, on terms acceptable to SHP, an agreement relating to the Zerbec Acquisition or an extension of the date on which the Zerbec Option vests. As a result, the Company's ownership interest may decrease as a result the Company's inability to provide $3,000,000 in funding, negotiate an agreement with Zerbec and/or from dilution related to outside financing.

        On January 10, 1997, David A. Robinson exercised stock options to acquire 87,500 shares of Common Stock for $175,000.

        On March 27, 1997, the Company entered into a letter of intent with BD with respect to a license agreement covering the development, manufacture, distribution and commercialization of a product utilizing the Company's ExtreSafe(TM) technology. If a license agreement is consummated, the Company anticipates that BD will distribute a product utilizing the ExtreSafe(TM) technology on an exclusive basis. Under the terms of the letter of intent, BD would pay the Company $4 million in two equal payments which payments relate only to the single product that is the subject of the letter of intent. The $4 million comprises $3.5 million of nonrefundable prepaid royalties (which would be credited against future royalties, if any, due to the Company from BD) and $500,000 of development fees. The first payment would be made within 30 days of execution of a license agreement and the second payment no later than March 1998.

        On March 31, 1997, the Company completed a private placement wherein it raised $1,539,570 through an offering of units to certain accredited investors for $45 per unit. Each unit consisted of 15 shares of Common Stock and Series C Warrants to purchase five shares of Common Stock at $3.00 per share. The Company has agreed to file a registration statement covering the sale of the Common Stock and Common Stock underlying the Series C Warrants. The Series C Warrants are exercisable at any time prior to expiration or redemption. The Series C
Warrants expire two years from the date of effectiveness of a registration statement under the Act covering the sale by the holder of the Common Stock underlying the Series C Warrants. This period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Act is not available. The Company may redeem the Series C Warrants prior to expiration in the event that the average market price of the Common Stock for 10 consecutive trading days exceeds $6.00 per share. In the event that the Company redeems the Series C Warrants, the holders thereof would be permitted to exercise the Series C Warrants during a period of not less than 20 days following notice of such redemption.

        The Company has signed a placement agreement with Leerink wherein the Company is seeking to raise between $2 and $5 million in additional funds through a private placement of preferred stock and warrants (the "Offering"). Pursuant to an agreement with Leerink, the Board of Directors and the Founders, all rights relating to the Earn-Out Shares will terminate in exchange for the issuance of 200,000 shares of the Company's common stock and warrants exercisable for 1,800,000 shares of the Company's common stock at $3.00 per share (collectively, the "Exchange Securities"). This arrangement is subject to the completion of the Offering. If either of these contingencies is not satisfied, then the Company's obligation to issue the Earn-Out Shares will remain in force. The issuance of the Exchange Securities or Earn-Out Shares, as the case may be, or the perception that the issuance of such securities may occur, could adversely affect the prevailing trading price of the Common Stock.

Inflation

        The Company does not expect the impact of inflation on its operations to be significant.

Forward-Looking Statements

        When used in this Memorandum, in filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

        The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. Furthermore, manufacturing delays may result from additional mold redesigns or delays may result from the failure to timely obtain FDA approval to sell future products. In addition, sales through BD or otherwise may not commence as anticipated due to delays by BD or otherwise. If and when product sales commence, sales may not reach the levels anticipated. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

        Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                          PART II _ OTHER INFORMATION

Item 1.  Legal Proceedings.

        None.

Item 2.  Changes in Securities.

        On March 31, 1997, the Company completed a private placement wherein it raised $1,539,570 through an offering of units to certain accredited investors for $45 per unit. Each unit consisted of 15 shares of Common Stock and Series C Warrants to purchase five shares of Common Stock at $3.00 per share. The Company has agreed to file a registration statement covering the sale of the Common

Stock and Common Stock underlying the Series C Warrants. The Series C Warrants are exercisable at any time prior to expiration or redemption. The Series C
Warrants expire two years from the date of effectiveness of a registration statement under the Act covering the sale by the holder of the Common Stock underlying the Series C Warrants. This period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Act is not available. The Company may redeem the Series C Warrants prior to expiration in the event that the average market price of the Common Stock for 10 consecutive trading days exceeds $6.00 per share. In the event that the Company redeems the Series C Warrants, the holders thereof would be permitted to exercise the Series C Warrants during a period of not less than 20 days following notice of such redemption.

Item 3.  Defaults Upon Senior Securities.

        None.

Item 4.  Submission of Matters to Vote of Securityholders.

        None.

Item 5.  Other Information.

        None.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)
                               INDEX TO EXHIBITS

EXHIBIT NO.                  DESCRIPTION OF EXHIBIT


3(i).1 Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(i).1 of the Company's current report on Form 8-K, dated July 28, 1995)

3(i).2 Certificate of Amendment of Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(i).2 of the Company's annual report on Form 10-K, dated December 31, 1996)

3(i).3 Articles of Incorporation of Specialized Health Products, Inc. ("SHP") (Incorporated by reference to Exhibit 3(i).2 of the Company's Form 10-K, dated December 31, 1995)

3(i).4 Articles of Amendment of SHP (Incorporated by reference to Exhibit 3(i).3 of the Company's Form 10-K, dated December 31, 1995)

3(ii).1 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company's annual report on Form 10-K, dated December 31, 1996)

3(ii).2 Bylaws of SHP (Incorporated by reference to Exhibit 3(ii).2 of the Company's Form 10-K, dated December 31, 1995)

4.1       Form of Series A  Warrant  Certificate  (Incorporated  by reference to
          Exhibit 4.1 of the Company's Annual Report on Form 10-K, dated December 31, 1995).

4.2       Form of  Series B  Warrant  Certificate  (Incorporated by reference to
          Exhibit 4.2 of the Company's Annual Report on Form 10-K, dated December 31, 1995).

4.3       Form of  Series C  Warrant  Certificate  (Incorporated by reference to
          Exhibit 4.3 of the Company's Amendment No. 1 to its Form S-3/A Registration Statement, dated April 18, 1997)

10.1      Placement  Agreement  between  the   Company,   SHP  and  U.S.  Sachem
          Financial Consultants, L.P., dated June 23, 1995 (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-K, dated December 31, 1995)

10.2 Form of Employment Agreement with Executive Officers (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-K, dated December 31, 1995)

10.3 Form of Indemnity Agreement with Executive Officers and Directors (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-K, dated December 31, 1995)

10.4      Form of  Confidentiality  Agreement  (Incorporated  by  reference   to
          Exhibit 10.5 of the Company's Form 10-K, dated December 31, 1995)

10.5 Joint Venture Agreement between SHP and Zerbec, Inc., dated October 30, 1995 (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-K, dated December 31, 1995)

10.6      Distribution   Agreement   between  SHP  and  Becton,   Dickinson  and
          Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated August 26, 1996)

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


                                        SPECIALIZED HEALTH PRODUCTS
                                        INTERNATIONAL, INC.:




Date: 5/14/97                           By /s/ David A. Robinson
                                           --------------------------
                                           David A. Robinson
                                           President, Chief Executive Officer,
                                           Director


Date: 5/14/97                           By /s/ J. Clark Robinson
                                           --------------------------
                                           J. Clark Robinson
                                           Chief Financial Officer, Director