Form 10-Q
period 1997-06-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 1997-08-14
CIK 790228

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

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

                                 Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                       Outstanding as of August 10, 1997
               -----                       ---------------------------------
    Common Stock, $.02 par value                       9,279,842

                                          PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                                       (A Company in the Development Stage)
                                      Condensed Consolidated Balance Sheets
                                                   (Unaudited)

                                                                               June 30,            December 31,
Assets                                                                           1997                  1996
------                                                                    ------------------    ------------------
Current assets:
   Cash                                                                $           1,487,829  $            252,694
   Accounts receivable                                                                53,889                 1,159
   Inventories                                                                        14,938                15,710
   Prepaid expenses and other                                                        120,106                96,813
                                                                          -------------------   -------------------
     Total current assets                                                          1,676,762               366,376

Property and equipment, net                                                        1,367,437             1,186,977
Other assets, net                                                                    262,672               295,486
                                                                          ===================   ===================
     Total assets                                                      $           3,306,871  $          1,848,839
                                                                          ===================   ===================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                    $             321,443  $            100,686
   Accrued liabilities                                                               122,414               161,784
   Amounts due to related parties                                                          -                73,152
                                                                          -------------------   -------------------
     Total current liabilities                                                       443,857               335,622

Long-term liabilities:
   Unearned royalty revenues                                                       1,750,000                     -
                                                                          -------------------   -------------------
     Total liabilities                                                             2,193,857               335,622
                                                                          -------------------   -------------------

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized, no
     shares outstanding                                                                    -                     -
   Common stock, $.02 par value; 50,000,000 shares authorized,
     9,279,842 and 8,656,653 shares outstanding, respectively                        185,597               173,133
   Additional paid-in capital                                                     10,940,815             9,540,928
   Series C warrants to purchase common stock                                        310,994                     -
   Common stock subscriptions receivable                                            (209,200)             (209,200)
   Deferred consulting expense                                                       (40,200)              (40,200)
   Deficit accumulated during the development stage                              (10,074,992)           (7,951,444)
                                                                          -------------------   -------------------
     Total stockholders' equity                                                    1,113,014             1,513,217
                                                                          -------------------   -------------------
     Total liabilities and stockholders' equity                        $           3,306,871  $          1,848,839
                                                                          ===================   ===================

     See accompanying notes to condensed consolidated financial statements.


===================================================================================================================
                          SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
===================================================================================================================
                                       (A Company in the Development Stage)
                                 Condensed Consolidated Statements of Operations
                                                   (Unaudited)

                                                                                                      Period from
                                                                 Three Months Ended                  Inception to
                                                      -----------------------------------------
                                                          June 30,               June 30,               June 30,
                                                            1997                   1996                   1997
                                                      ------------------    -------------------    -------------------
Sales                                              $            123,682  $              53,746  $             718,823
Cost of sales                                                    92,471                 40,133                513,139
                                                      ------------------    -------------------    -------------------

     Gross margin                                                31,211                 13,613                205,684
                                                      ------------------    -------------------    -------------------

Operating expenses:
   Selling, general and administrative                          929,479                645,190              7,236,720
   Research and development                                     293,227                307,295              2,952,286
   Write-off of operating assets                                  2,639                      -                330,074
                                                      ------------------    -------------------    -------------------
                                                      ------------------    -------------------    -------------------

     Total operating expenses                                 1,225,345                952,485             10,519,080
                                                      ------------------    -------------------    -------------------

     Loss from operations                                    (1,194,134)              (938,872)           (10,313,396)

Interest income, net                                              4,506                 33,643                227,308
Other income                                                        177                      -                 39,265
                                                      ------------------    -------------------    -------------------

Net loss                                                     (1,189,451)              (905,229)           (10,046,823)
Less preference stock dividends                                       -                      -                (28,169)
                                                      ==================    ===================    ===================
Net loss applicable to common shares               $         (1,189,451) $            (905,229) $         (10,074,992)
                                                      ==================    ===================    ===================

Net loss per common share                          $               (.13) $                (.11)
                                                      ==================    ===================

Weighted average number of common shares
   outstanding                                                9,260,767              8,601,568
                                                      ==================    ===================

     See accompanying notes to condensed consolidated financial statements.

                          SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                                       (A Company in the Development Stage)
                                 Condensed Consolidated Statements of Operations
                                                    (Unaudited)

                                                                                                      Period from
                                                                  Six Months Ended                   Inception to
                                                      -----------------------------------------
                                                          June 30,               June 30,               June 30,
                                                            1997                   1996                   1997
                                                      ------------------    -------------------    -------------------
Sales                                              $            163,160  $              70,367  $             718,823
Cost of sales                                                   127,042                 59,889                513,139
                                                      ------------------    -------------------    -------------------

     Gross margin                                                36,118                 10,478                205,684
                                                      ------------------    -------------------    -------------------

Operating expenses:
   Selling, general and administrative                        1,578,793              1,108,939              7,236,720
   Research and development                                     592,511                627,178              2,952,286
   Write-off of operating assets                                  2,639                      -                330,074
                                                      ------------------    -------------------    -------------------
                                                      ------------------    -------------------    -------------------

     Total operating expenses                                 2,173,943              1,736,117             10,519,080
                                                      ------------------    -------------------    -------------------

     Loss from operations                                    (2,137,825)            (1,725,639)           (10,313,396)

Interest income, net                                              6,600                 83,900                227,308
Other income                                                      7,677                 25,000                 39,265
                                                      ------------------    -------------------    -------------------

Net loss                                                     (2,123,548)            (1,616,739)           (10,046,823)
Less preference stock dividends                                       -                      -                (28,169)
                                                      ==================    ===================    ===================
Net loss applicable to common shares               $         (2,123,548) $          (1,616,739) $         (10,074,992)
                                                      ==================    ===================    ===================

Net loss per common share                          $               (.24) $                (.19)
                                                      ==================    ===================

Weighted average number of common shares
   outstanding                                                9,002,390              8,681,568
                                                      ==================    ===================

See accompanying notes to condensed consolidated financial statements.

===================================================================================================================
                          SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
===================================================================================================================
                                       (A Company in the Development Stage)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                 Increase (Decrease) in Cash and Cash Equivalents

                                                                     Six Months Ended                  Period from
                                                          ---------------------------------------
                                                                 June 30,            June 30,         Inception to
                                                                   1997                1996           June 30, 1997
                                                              ---------------     ---------------    ----------------
Cash flows from operating activities:
   Net loss                                               $       (2,123,548) $       (1,616,739) $      (10,046,823)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization                                 107,593              57,424             414,975
       Common stock issued for services                                    -                   -              18,500
       Noncash consulting expense                                          -                   -              93,800
       Loss on disposition of assets                                   2,639                   -             331,365
       Changes in operating assets and liabilities:
         Accounts receivable                                         (52,730)            333,844             (53,889)
         Related party receivable                                          -              (6,943)                  -
         Inventories                                                     772                 233             (14,938)
         Prepaid expenses and other                                  (23,293)           (183,060)           (119,956)
         Accounts payable and accrued liabilities                    181,387            (447,258)            443,857
         Amounts due to related parties                              (73,152)                  -                   -
         Unearned royalty revenues                                 1,750,000                   -           1,750,000
                                                              ---------------     ---------------    ----------------
           Net cash used in operating activities                    (230,182)         (1,862,499)         (7,183,109)
                                                              ---------------     ---------------    ----------------
Cash flows from investing activities:
   Purchase of property and equipment                               (258,028)           (551,241)         (1,920,453)
   Purchase of patents and technology                                      -              (2,644)           (356,146)
                                                              ---------------     ---------------    ----------------
         Net cash used in investing activities                      (258,028)           (553,885)         (2,276,599)
                                                              ---------------     ---------------    ----------------
Cash flows from financing activities:
   Proceeds from issuance of common stock and warrants             1,723,345               8,775           9,096,405
   Proceeds from stock subscriptions                                       -              50,300             330,300
   Net proceeds from preferred stock                                       -                   -           1,135,832
   Net borrowings on stockholder loans                                     -                   -             385,000
                                                              ---------------     ---------------    ----------------
         Net cash provided by financing activities                 1,723,345              59,075          10,947,537
                                                              ---------------     ---------------    ----------------
Net increase (decrease) in cash and cash equivalents               1,235,135          (2,357,309)          1,487,829
Cash and cash equivalents at beginning of period                     252,694           4,251,584                   -
                                                              ===============     ===============    ================
Cash and cash equivalents at end of period                $        1,487,829  $        1,894,275  $        1,487,829
                                                              ===============     ===============    ================

Supplemental Disclosures of Noncash Investing and
   Financing Activities:
   Dividends on redeemable preference stock               $                -  $                -  $          548,000
   Common stock issued for subscription receivable                         -                   -             548,000
   Conversion of stockholder debt to common stock                          -                   -             485,000
   Acquisition of technology and patents for
       stockholder payable                                                 -                   -             100,000

     See accompanying notes to condensed consolidated financial statements.

================================================================================
         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
================================================================================
                      (A Company in the Development Stage)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   Interim Condensed Consolidated Financial Statements

         The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the operating results that may result for the year ending December 31, 1997. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its December 31, 1996 Annual Report on Form 10-K.

(2)   Net Loss Per Common Share

         Net loss per common share is based on the weighted average number of common shares outstanding. Stock options, warrants and preferred shares prior to conversion are not included in the calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

(3)   License Agreement

         In May 1997, the Company entered into an agreement (the "License Agreement") with Becton, Dickinson and Company ("BD") relating to a single application (the "Technology") of the Company's ExtreSafe(R) safety needle withdrawal technology. Pursuant to the terms of the License Agreement, BD paid a $1,750,000 to the Company in June 1997, and is required to make additional payments of $250,000 in October 1997 and $2,000,000 upon the earlier of the date of the first sales by BD of a product utilizing the Technology or April 5, 1998. Of these total payments, $3,750,000 represents prepaid royalties. BD is also required to pay ongoing royalties to the Company based on sales of products utilizing the Technology. In addition, beginning in BD's fiscal year 2002, BD is required to pay minimum royalties in order to maintain exclusive rights under the License Agreement.

(4)   Quantum Imaging Corporation

                   The Company and Zerbec, Inc. ("Zerbec"), as joint venturers, formed Quantum Imaging Corporation ("Quantum") to develop, manufacture, and market an improved filmless digitized imaging system. Pursuant to the terms of the joint venture agreement, until and unless at least $3,000,000 in funding is raised, Zerbec has the right to acquire two-thirds of SHP's interest in Quantum for one dollar (the "Zerbec Option"). SHP is trying to negotiate an agreement with Zerbec whereby SHP can acquire Zerbec's interest in Quantum (the "Zerbec Acquisition") or an extension of the date on which the Zerbec Option can be exercised. There can be no assurance that SHP will be able to negotiate, on terms acceptable or favorable to SHP, an agreement relating to the Zerbec Acquisition or an extension of the date on which the Zerbec Option can be exercised. As a result, SHP's ownership interest in Quantum may decrease as a result of its inability to reach an agreement with Zerbec or from dilution resulting from new financing. The Company does not view Quantum as an integral aspect of its business plan.

(5)   Registration of Common Stock

         The Company filed a Form S-3 registration statement with the Securities and Exchange Commission ("SEC") to register the resale of 12,489,106 shares of common stock. The SEC declared the filing effective on May 6, 1997.

(6)   Subsequent Events

         The offering wherein the Company was seeking to raise funds in a private placement (the "Private Placement") with the assistance of a broker dealer expired in July without completion. The Company is presently exploring alternative sources of funding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996. Wherever in this discussion the term "Company" is used, it should be understood to refer to Specialized Health Products International, Inc. ("SHPI") and Specialized Health Products, Inc., its subsidiary, ("SHP") on a consolidated basis, except where the context clearly indicates otherwise. Prior to the July 1995 acquisition wherein SHP became a wholly owned subsidiary of SHPI, SHPI had no operations.

Overview

         The Company is a development stage company and, since inception, has incurred losses from operations. As of June 30, 1997, the Company had cumulative net losses totaling $10,074,992. To date, the Company's principal focus has been the design, development, testing, and evaluation of its Safety Cradle(R) sharps container, ExtreSafe(TM) Lancet Strip, ExtreSafe(TM) medical needle withdrawal technology, intravenous flow gauge, blood collection device, filmless digitized imaging technology, and other products, and the design and development of molds and production processes.

Financial Position

         The Company had $1,487,829 in cash as of June 30, 1997. This represented an increase of $1,235,135 from December 31, 1996. Working capital as of June 30, 1997, increased to $1,232,905 as compared to $30,754 at December 31, 1996. These increases were largely due to the receipt of net proceeds of $1,539,570 from the completion of a private placement of securities by the Company that closed on March 31, 1997, and the receipt of $1,750,000 in advanced royalties from BD.

Results of Operations

         During the three and six months ended June 30, 1997, the Company had net sales of $123,682 and $163,160, respectively, compared with $53,746 and $70,367 for the comparable periods from the prior year. Substantially all of the sales during these periods related to the Company's sharps containers.

         On August 26, 1996, the Company entered into an exclusive distribution agreement (the "Distribution Agreement") with BD relating to the Company's Safety Cradle(R) sharps container products. The Distribution Agreement grants BD an exclusive world-wide right to market and distribute the Company's Safety Cradle(R) sharps container products for an initial term of three years, which term may be extended by BD annually thereafter subject to negotiation with respect to price and other terms. The commencement of sales of Safety Cradle(R) sharps container products was delayed because the Distribution Agreement required that the Company receive a new 510(k) Notification relating to its Safety Cradle(R) sharps container products, make certain modifications to the containers, and that the Company's manufacturer meet certain BD standards before sales could begin (collectively, the "BD Modifications"). The BD Modifications were completed, BD introduced the Company's Safety Cradle(R) sharps container products to its sales force in December 1996 and product sales began in March 1997. Promotional activities relating to the Company's Safety Cradle(R) sharps container products were started by BD in late May 1997.

         The Distribution Agreement provides that container products may be sold, at BD's option, either under the Company's name or under BD's label. The products will, however, be imprinted with the Company's product name in either case. The selling price of the container products sold to BD under the

Distribution Agreement can be adjusted under certain circumstances for changes in raw material costs during the initial term of the Distribution Agreement. Except as set forth below, the Company is not required to distribute any future, unrelated products through BD.

         Entering into the Distribution Agreement created certain risks for the Company. These include, among other things: (i) reliance on BD for sales of the products, and therefore reliance on BD's marketing ability, marketing plans, credit-worthiness and selling efforts; (ii) because the products are being marketed under BD's label, any goodwill associated with the products may inure to the benefit of BD rather than the Company; (iii) the Company has only limited protection from changes in manufacturing costs (other than with respect to raw materials costs) during the initial term of the Distribution Agreement; and (iv) if the Company is reliant on BD for all or substantially all of its container sales, the Company's ability to effectively negotiate with BD concerning pricing or other terms in connection with any possible extension of the Distribution Agreement may be limited.

         The ExtreSafe(TM) Lancet Strip is being assembled manually by the Company until automated production equipment is put in place in the second half of 1997. When the automated equipment becomes available, the Company expects to have it installed at the site of an independent third-party manufacturer that will manufacture the ExtreSafe(TM) Lancet Strip under contract with the Company. Due to the costs of manual assembly, the Company does not expect to make a profit on sales of the ExtreSafe(TM) Lancet Strip until production is transferred to the automated equipment. The automated production equipment is expected to reduce the cost to manufacture the ExtreSafe(TM) Lancet Strip and increase manufacturing capacity.

         The Company has entered into one distribution agreement relating to the ExtreSafe(TM) Lancet Strip and is seeking additional parties to market and distribute the product. Unless and until the Company is able to enter into additional distribution arrangements, the Company is attempting to market and sell the ExtreSafe(TM) Lancet Strips with its own limited resources. The Company expects sales of the ExtreSafe(TM) Lancet Strip to be small at least until the automated production equipment is completed. There is no assurance that the Company will enter into any other arrangements with respect to the marketing and distribution of ExtreSafe(TM) Lancet Strips or that the Company's own marketing and sales efforts will be effective.

         In May 1997, the Company entered into an agreement (the "License Agreement") with BD relating to a single application (the "Technology") of the Company's ExtreSafe(TM) safety needle withdrawal technology. Pursuant to the terms of the License Agreement, BD made a $1,750,000 million payment to the Company in June 1997, and is required to make additional payments of $250,000 in October 1997 and $2,000,000 upon the earlier of the date of the first sales by BD of a product utilizing the Technology or April 5, 1998. Of these total payments, $3,750,000 million represents advanced royalties. BD is also required to pay ongoing royalties to the Company based on sales of products utilizing the Technology. In addition, beginning in BD's fiscal year 2002, BD is required to pay minimum royalties in order to maintain exclusive rights under the License Agreement.

         Entering into the License Agreement created certain risks for the Company. These include, among other things: (i) reliance on BD for sales of the products, and therefore reliance on BD's marketing ability, marketing plans, credit-worthiness and selling efforts; and (ii) any goodwill associated with the products may inure to the benefit of BD rather than the Company.

         Research and development ("R&D") expenses were $293,227 and $592,511 for the three and six months ended June 30, 1997, compared with $307,295 and $627,178 for the comparable periods from the prior year. The Company's R&D efforts in the six month period ended June 30, 1997, focused on completing final development of the ExtreSafe(TM) Lancet Strip, development relating to several products utilizing the ExtreSafe(TM) medical needle withdrawal technology, and development work on the filmless digitized imaging technology (which was performed by Quantum Imaging Corporation, but which was funded by the Company). The Company's efforts in the six months ended June 30, 1996, were focused on refining the design of production molds for its Safety Cradle(R) sharps container products, on the design and development of its ExtreSafe(TM) Lancet Strip, on initial development of its ExtreSafe(TM) medical needle withdrawal technology and funding development work on the filmless digitized imaging technology.

         If the Company had had adequate funding, R&D expenditures during these periods would have been greater than they actually were. Funding constraints also set back the anticipated dates on which the Company's products under development will be brought to market. In addition, R&D expenditures for the three months ended June 30, 1997, were less than R&D expenditures for each of the three month periods ended June 30, 1996, September 30, 1996, December 31, 1996 and March 31, 1997. Further reductions in R&D expenditures are not anticipated unless funding constraints require the Company to make such reductions. Reductions in R&D expenditures would comprise primarily reductions in R&D staff. Such staff reductions could have a material adverse effect on product development and on the Company. Management does not intend to downsize unless liquidity concerns force the Company to do so.

         Selling, general and administrative expenses were $929,479 and $1,578,793 for the three and six months ended June 30, 1997, compared with $645,190 and $1,108,939 for the comparable periods from the prior year. The $280,165 increase between the first and second quarters of 1997 resulted primarily from increases in product promotional expenses and patent expenses as well as increases in costs relating to legal, accounting and financial advisory services. The increases in expenditures between the 1997 and 1996 periods resulted primarily from an increased number of employees, amounts paid to financial advisors and public relations firms, and underwriting, legal and accounting fees incurred connection with private placement activities.

         The Company does not expect that selling, general and administrative expenses will be reduced below current levels without reducing the number of employees, teriminating its relationship with its financial advisors or reducing the number of and scope of patent applications in the United States and abroad. Such reductions may have a material adverse effect on the sale and commercialization of the Company's products. Management does not intend to downsize, terminate its financial advisors or limit the number or scope of the Company's patent filings unless liquidity concerns force the Company to do so.

         Net interest income was $4,506 and $6,600 for the three and six months ended June 30, 1997, compared with $33,643 and $83,900 for the comparable period from the prior year. The difference in net interest income between said periods relates mainly to interest earned on funds on deposit. As funds on deposit have decreased so has the net interest income. Unless the Company generates additional cash through product sales or financings, net interest income during the remainder of 1997 will be substantially less than in 1996.

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of equity securities and receipt of advanced royalties under the License Agreement. From inception through June 30, 1997, the Company had received net proceeds of approximately $10,948,000 through financing activities. As of June 30, 1997, the Company's liabilities totaled $2,193,857, which included $1,750,000 in unearned royalty revenue relating to the License Agreement. The Company had working capital as of June 30, 1997, of $1,232,905 and the Company used net cash in operating activities of approximately $230,182 during the six months ended June 30, 1997.

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

         In order to maintain current levels of spending for the next twelve months the Company will need to raise additional funds through one or more of the following sources: a private offering, product sales, licensing arrangements, distribution agreements, or otherwise (the "Funding Sources"). Management believes that it will be successful in raising additional funding through Funding Sources. The Company may, however, be required to further slow the commercialization of its products under development if funds are not available from Funding Sources. There is no assurance that any Funding Sources will provide funding or that, if funding is received, the terms of such funding will be favorable to the Company.

         If funding from Funding Sources does not materialize, the Company can and would expect to reduce operating costs and capital expenditures by focusing primarily on its sharps container, lancet and other products that are or soon will be ready to sell. The Company's failure, however, to produce or sell sufficient quantities of its products, raise additional funds from Funding Sources, or sufficiently reduce its costs of operations and capital expenditures could materially and adversely affect the Company's cash flows and financial condition. Notwithstanding the foregoing, management may expend cash at relatively high rates by maintaining or increasing spending if management determines that additional funding is likely to be obtained. If the anticipated funding is not obtained, such continued expenditures may materially and adversely affect the Company's financial condition.

Trading Market

         The Company's common stock is currently traded on the Nasdaq Small-Cap Market System. In order to continue to qualify its stock for quotation on the Nasdaq Small-Cap Market, a company must have, among other things, at least $2,000,000 in total assets, $1,000,000 in capital and surplus and a minimum bid price for its stock of $1.00 per share. If the Company is not successful in raising additional funds from Funding Sources or if sales do not increase substantially, then the Company may fall below the capital or asset requirements and the Company's common stock will no longer qualify for quotation on the Nasdaq Small-Cap Market. In addition, the listing criteria may change and there is no assurance that the Company would meet such new requirements.

         In the event of delisting, trading, if any, in the Company's securities would be expected to be conducted in the over-the-counter market in what is commonly referred to as the "pink sheets" or the "Electronic Bulletin Board." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. The loss of continued price quotations as provided by the Nasdaq System could also cause a decline in the price of the Common Stock, a loss of news coverage of the Company and difficulty in obtaining subsequent financing.

Forward-Looking Statements

         When used in this Form 10-Q, in other filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         On June 17, 1997, stock options to acquire 22,500 shares of the Company's common stock were exercised for $8,775.

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

EXHIBIT NO.                             DESCRIPTION OF EXHIBIT
  3(ii).1 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company's annual report on Form 10-K, dated December 31, 1996)

  3(ii).2 Bylaws of SHP (Incorporated by reference to Exhibit 3(ii).2 of the Company's Form 10-K, dated December 31,
                       1995)

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

  10.5 Joint Venture Agreement between SHP and Zerbec, Inc., dated October 30, 1995 (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-K, dated December 31, 1995)

  10.6 Distribution Agreement between SHP and Becton, Dickinson and Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated August 26, 1996)

  10.7 License Agreement between SHP and Becton, Dickinson and Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated June 4, 1997)

  27.1                 Financial Data Schedule

         (b)      Reports on Form 8-K:

                   One report, dated June 4, 1997, was filed during the quarter ended June 30, 1997 reporting the execution of the License Agreement between the Company and BD.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.:



Date: 8/13/97                    By     /s/ David A.Robinson
                                     -----------------------------
                                     David A. Robinson
                                     President, Chief Executive
                                       Officer, Director




Date: 8/13/97                    By     /s/ J. Clark Robinson
                                    -------------------------------
                                    J. Clark Robinson
                                    Chief Financial Officer, Director