Form 10-Q
period 1997-09-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 1997-11-14
CIK 790228

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1997

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

                                 [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding as of November 3, 1997
               -----                         ----------------------------------
   Common Stock, $.02 par value                            9,379,842


                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                  SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                                (A Company in the Development Stage)
                               Condensed Consolidated Balance Sheets
                                           (Unaudited)

                                                                            September 30,          December 31,
Assets                                                                           1997                  1996
------
                                                                          -------------------   -------------------
Current assets:
   Cash                                                                $             344,687  $            252,694
   Accounts receivable                                                                84,662                 1,159
   Inventories                                                                        29,038                15,710
   Related-party receivable                                                            2,316                     -
   Prepaid expenses and other                                                        136,600                96,813
                                                                          -------------------   -------------------
     Total current assets                                                            597,303               366,376

Property and equipment, net                                                        1,282,411             1,186,977
Other assets, net                                                                    246,265               295,486
                                                                          ===================   ===================
     Total assets                                                      $           2,125,979  $          1,848,839
                                                                          ===================   ===================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                    $             119,042  $            100,686
   Accrued liabilities                                                               140,534               161,784
   Amounts due to related parties                                                          -                73,152
                                                                          -------------------   -------------------
     Total current liabilities                                                       259,576               335,622

   Deferred royalty revenues                                                       1,750,000                     -
                                                                          -------------------   -------------------
     Total liabilities                                                             2,009,576               335,622
                                                                          -------------------   -------------------

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized, no
     shares outstanding                                                                    -                     -
   Common stock, $.02 par value; 50,000,000 shares authorized,
     9,379,842 and 8,656,653 shares outstanding, respectively                        187,597               173,133
   Additional paid-in capital                                                     11,151,315             9,540,928
   Series C warrants to purchase common stock                                        310,994                     -
   Common stock subscriptions receivable                                            (209,200)             (209,200)
   Receivable from stockholder                                                      (182,577)                    -
   Deferred consulting expense                                                       (40,200)              (40,200)
   Deficit accumulated during the development stage                              (11,101,526)           (7,951,444)
                                                                          -------------------   -------------------
     Total stockholders' equity                                                      116,403             1,513,217
                                                                          -------------------   -------------------
     Total liabilities and stockholders' equity                        $           2,125,979  $          1,848,839
                                                                          ===================   ===================



     See accompanying notes to condensed consolidated financial statements.


                          SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                                       (A Company in the Development Stage)
                                 Condensed Consolidated Statements of Operations
                                                (Unaudited)


                                                                 Three Months Ended
                                                      -----------------------------------------
                                                        September 30,         September 30,
                                                            1997                   1996
                                                      ------------------    -------------------
Operating Revenues:
   Sales                                           $             13,963  $               2,487
   Development fees                                             250,000                      -
                                                      ------------------    -------------------

     Total Operating Revenues                                   263,963                  2,487

   Cost of Sales                                                  9,199                  2,673
                                                      ------------------    -------------------

                                                                254,764                   (186)
                                                      ------------------    -------------------

Operating expenses:
   Selling, general and administrative                          879,922                795,686
   Research and development                                     322,013                341,337
   Write-off of operating assets                                 89,918                      -
                                                      ------------------    -------------------

     Total operating expenses                                 1,291,853              1,137,023
                                                      ------------------    -------------------

     Loss from operations                                    (1,037,089)            (1,137,209)

Interest income, net                                             10,349                 18,567
Other income                                                        206                  6,459
                                                      ------------------    -------------------

Net loss                                                     (1,026,534)            (1,112,183)
Less preference stock dividends                                       -                      -
                                                      ==================    ===================

Net loss applicable to common shares               $         (1,026,534)  $         (1,112,183)
                                                      ==================    ===================

Net loss per common share                          $               (.11)  $               (.13)
                                                      ==================    ===================

Weighted average number of common shares
   outstanding                                                9,288,539              8,589,153
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


                                                                                                      Period from
                                                                                                       Inception
                                                                 Nine Months Ended                   (November 19,
                                                      -----------------------------------------        1993) to
                                                        September 30,         September 30,          September 30,
                                                            1997                   1996                   1997
                                                      ------------------    -------------------    -------------------
Operating Revenues:
   Sales                                           $            177,123  $              72,854  $             732,786
   Development fees                                             250,000                      -                250,000
                                                      ------------------    -------------------    -------------------

                                                                427,123                 72,854                982,786

   Cost of sales                                                136,241                 62,562                522,338
                                                      ------------------    -------------------    -------------------

                                                                290,882                 10,292                460,448
                                                      -----------------     -------------------    -------------------

Operating expenses:
   Selling, general and administrative                        2,458,715              1,904,625              8,116,642
   Research and development                                     914,524                968,515              3,274,299
   Write-off of operating assets                                 92,557                      -                419,992
                                                      ------------------    -------------------    -------------------

     Total operating expenses                                 3,465,796              2,873,140             11,810,933
                                                      ------------------    -------------------    -------------------

     Loss from operations                                    (3,174,914)            (2,862,848)           (11,350,485)

Interest income, net                                             16,949                102,467                237,657
Other income                                                      7,883                 31,459                 39,471
                                                      ------------------    -------------------    -------------------

Net loss                                                     (3,150,082)            (2,728,922)           (11,073,357)
Less preference stock dividends                                       -                      -                (28,169)
                                                      ==================    ===================    ===================

Net loss applicable to common shares               $         (3,150,082)  $         (2,728,922)  $        (11,101,526)
                                                      ==================    ===================    ===================

Net loss per common share                          $               (.35)  $               (.32)
                                                      ==================    ===================

Weighted average number of common shares
   outstanding                                                9,028,821              8,581,680
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


                                                                                                        Period from
                                                                                                          Inception
                                                                    Nine Months Ended                   (November 19,
                                                             -----------------------------------          1993) to
                                                              September 30,       September 30,         September 30,
                                                                  1997                1996                  1997
                                                             ----------------    ----------------     ---------------
Cash flows from operating activities:
   Net loss                                              $        (3,150,082) $       (2,728,922) $      (11,073,357)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization                                 165,287             134,411             472,669
       Common stock issued for services                              212,500                   -             231,000
       Noncash consulting expense                                          -              93,800              93,800
       Loss on disposition of assets                                  92,557                   -             421,283
       Changes in operating assets and liabilities:
         Accounts receivable                                         (83,503)            349,506             (84,662)
         Related-party receivable                                     (2,316)            (39,219)             (2,316)
         Inventories                                                 (13,328)                537             (29,038)
         Prepaid expenses and other                                  (39,637)            (84,664)           (136,600)
         Accounts payable and accrued liabilities                     (2,894)           (401,386)            259,576
         Amounts due to related parties                              (73,152)                  -                   -
         Deferred royalty revenues                                 1,750,000                   -           1,750,000
                                                             ----------------    ----------------     ---------------
           Net cash used in operating activities                  (1,144,568)         (2,675,937)         (8,097,645)
                                                             ----------------    ----------------     ---------------
Cash flows from investing activities:
   Purchase of property and equipment                               (304,207)           (570,263)         (1,966,482)
   Purchase of patents and technology                                      -              (2,644)           (356,146)
   Loan made to stockholder                                         (182,577)                  -            (182,577)
                                                             ----------------    ----------------     ---------------
         Net cash used in investing activities                      (486,784)           (572,907)         (2,505,205)
                                                             ----------------    ----------------     ---------------
Cash flows from financing activities:
   Proceeds from issuance of common stock and warrants
     and exercise of common stock options                          1,723,345               8,775           9,096,405
   Proceeds from stock subscriptions                                       -              50,300             330,300
   Net proceeds from preferred stock                                       -                   -           1,135,832
   Net borrowings on stockholder loans                                     -                   -             385,000
                                                             ----------------    ----------------     ---------------
         Net cash provided by financing activities                 1,723,345              59,075          10,947,537
                                                             ----------------    ----------------     ---------------
Net increase (decrease) in cash                                       91,993          (3,189,769)            344,687
Cash at beginning of period                                          252,694           4,251,584                   -
                                                             ================    ================     ===============
Cash at end of period                                    $           344,687  $        1,061,815  $          344,687
                                                             ================    ================     ===============
Supplemental Disclosures of Noncash Investing and
   Financing Activities:
     Dividends on redeemable preference stock            $                 -  $                -  $          548,000
     Common stock issued for subscription receivable                       -                   -             548,000
     Conversion of stockholder debt to common stock                        -                   -             485,000
     Acquisition of technology and patents for
       stockholder payable                                                 -                   -             100,000

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the operating results that may result for the year ending December 31, 1997. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its December 31, 1996 Annual Report on Form 10-K.

(2)   Net Loss Per Common Share

         Net loss per common share is based on the weighted average number of common shares outstanding. Stock options, warrants and preferred shares prior to conversion are not included in the calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

(3)  Distribution Agreement

         The Company entered into an agreement (the "Distribution Agreement") with New Alliance of Independent Medical Distributors, Inc., dba Alliance Medical ("Alliance Medical"), effective September 9, 1997. The Distribution Agreement provides for the Company to manufacture and Alliance Medical to market and sell in the United States, the Company's ExtreSafe(R) Lancet Strip. The initial term of the Distribution Agreement is for a period of three years with annual renewal terms thereafter. The Distribution Agreement requires that Alliance Medical purchase minimum quantities of the ExtreSafe(R) lancet strip from the Company during the initial three year term at specified prices.

(4)  Quantum Imaging Corporation

         The Company and Zerbec, Inc. ("Zerbec"), as joint venturers, formed Quantum Imaging Corporation ("QIC") to develop, manufacture, and market an improved filmless digitized imaging system. Pursuant to the terms of the joint venture agreement, until and unless at least $3,000,000 in funding is raised, Zerbec has the right to acquire two-thirds of SHP's interest in QIC for one dollar (the "Zerbec Option"). Zerbec had previously agreed to an extension of the date on which the Zerbec Option could be exercised. On November 4, 1997, an agreement was entered into granting to the Company an option to acquire Zerbec's interest in QIC (the "SHP Option") as discussed in Note 6. The Zerbec Option cannot be exercised as long as SHP has a right to exercise the SHP Option.

(5)  Contingencies

         In April 1997, the Company entered into an agreement with Leerink Swann & Company ("Leerink"), whereby Leerink agreed to assist the Company in raising funds in a private placement of equity securities. Sufficient funding was deposited into escrow to hold an initial closing, but the closing did not occur. Leerink alleges that the Company refused to close on the placement. The Company alleges that the closing did not occur because Leerink, as a condition precedent to closing, made certain pre-closing demands that went far beyond the terms of the agreement and which demands Company management believes were not in the best interest of the Company or its stockholders. In August 1997, Leerink filed suit in the United States District Court for the District of Massachusetts alleging breach of contract and violation of M.G.L. c.93A, ss.11. Leerink is seeking money damages, warrants to purchase shares of the Company's common stock, attorneys' fees and costs. Thereafter, the Company filed a counterclaim alleging breach of contract and violation of M.G.L. c.93A, ss.11. The Company is seeking money damages, attorneys' fees and costs. The Company believes that Leerink's claims are without merit and that the Company will ultimately prevail. The litigation is in the early stages, is subject to all of the risks and uncertainties of litigation and the outcome cannot presently be predicted. Specifically, there is no assurance that the Company will be successful in this lawsuit or that the lawsuit will be resolved on acceptable terms, and the Company may incur significant costs in asserting its claims and defenses.

         The Company is not engaged in any other legal proceedings.

(6)  Subsequent Event

         On November 4, 1997, the Company entered into an agreement (the "Option Agreement") with Zerbec. The Option Agreement provides that if the Company makes a payment to Zerbec of $250,000 no later than November 30, 1997, the Company will have the option to acquire all of the shares of QIC common stock currently owned by Zerbec. The terms of the Option Agreement provide that in addition to the November payment, if SHP elects to exercise its option, SHP will pay Zerbec $1,750,000 on or before April 1, 1998 and $1,500,000 on or before July 1, 1998.
Up to one-half of the amount of both payments may be paid, at the option of the Company, with the Company's common stock with the fair market value of the Company's common stock being determined by averaging the daily closing price over the last five trading days prior to January 15, 1998. Any shares of the Company's common stock issued pursuant to this arrangement will have certain piggy-back and/or demand registration rights and will have resale limitations.

         There can be no assurance that the Company will be able to exercise the option and successfully complete the acquisition on the above terms. As a result, the Company's ownership interest in QIC may decrease as a result of its or the Company's inability to complete the acquisition as previously described.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996. Wherever in this discussion the term "Company" is used, it should be understood to refer to Specialized Health Products International, Inc. ("SHPI") and Specialized Health Products, Inc., its wholly owned subsidiary, ("SHP") on a consolidated basis, except where the context clearly indicates otherwise. Prior to the July 1995 acquisition wherein SHP became a wholly owned subsidiary of SHPI, SHPI had no operations.

Overview

         The Company is a development stage company and, since inception, has incurred losses from operations. As of September 30, 1997, the Company had cumulative net losses totaling $11,011,608. To date, the Company's principal focus has been the design, development, testing, and evaluation of its Safety Cradle(R) sharps container, ExtreSafe(R) Lancet Strip, ExtreSafe(R) medical needle withdrawal technology, intravenous flow gauge, blood collection device, filmless digitized imaging technology and other products, and the design and development of molds and production processes.

Financial Position

         The Company had $344,687 in cash as of September 30, 1997. This represented an increase of $91,993 from December 31, 1996. Working capital as of September 30, 1997, increased to $337,727 as compared to $30,754 at December 31, 1996. These increases were largely due to the receipt of net proceeds of $1,539,570 from the completion of a private placement of securities by the Company that closed on March 31, 1997, the receipt of $220,000 from the exercise of common stock options, and the receipt of $1,750,000 in advanced royalties and $250,000 in development fees from Becton, Dickinson and Company Infusion Therapy division ("BDIT"). If the Company's operations continue to generate a negative cash flow, the Company will be required to obtain additional funding or significantly reduce operating expenditures. See "Liquidity and Capital Resources."

Results of Operations

         During the three and nine months ended September 30, 1997, the Company had net sales of $13,963 and $177,123, respectively, compared with $2,487 and $72,854 for the comparable periods from the prior year. Substantially all of the sales during these periods related to the Company's sharps containers. In addition, the Company received development fees from BDIT in September 1997 totaling $250,000 which have been reflected as revenue during the three and nine months ended September 30, 1997, with no revenue from similar sources during the comparable periods in the prior year.

         Sales for the three months ended September 30, 1997 were $13,963, compared with sales of $123,682 and $39,478 for the quarterly periods ended June 30, 1997 and March 31, 1997, respectively. Sales for the third quarter were down primarily because of a reduction in orders from Becton Dickinson and Company Sharps Disposal Systems ("BDSDS") under the parties' exclusive distribution agreement relating to the Company's Safety Cradle(R) sharps container products (the "BDSDS Distribution Agreement"). BDSDS, however, did not order the minimum required amount of product under the terms of the BDSDS Distribution Agreement and, therefore, BDSDS exclusive distribution rights became nonexclusive. In addition, the Company gave notice of termination of the BDSDS Distribution Agreement, as it is authorized to do in the case of BDSDS' failure to purchase the minimum amount of product required by the BDSDS Distribution Agreement. The Company gave notice of termination in order to negotiate better terms on a distribution agreement. Both BDSDS and SHP have been working diligently to negotiate an agreement with the proper focus and strategy to accelerate sales of the Company's sharps containers into the home healthcare market. In the meantime, BDSDS is selling sharps containers under the terms of the original agreement.

         Entering into the BDSDS Distribution Agreement created certain risks for the Company. These include, among other things the risk(s): (i) associated with reliance on BDSDS for sales of the products, and therefore reliance on BDSDS' marketing ability, marketing plans, credit-worthiness and selling efforts; (ii) that because the products are being marketed under BDSDS' label, any goodwill associated with the products may inure to the benefit of BDSDS rather than the Company; (iii) associated with the Company having only limited protection from changes in manufacturing costs (other than with respect to raw materials costs) during the initial term of the BDSDS Distribution Agreement; and (iii) that because the Company is reliant on BDSDS for all or substantially all of its container sales, the Company's ability to effectively negotiate with BDSDS concerning pricing or other terms in connection with any possible extension of the BDSDS Distribution Agreement may be limited. In addition, there is a risk that the Company may not be able to reinstate a BDSDS Distribution Agreement. Until the BDSDS situation is resolved, sales of the Company's Safety Cradle(R) sharps containers may be minimal.

         In May 1997, the Company entered into an agreement (the "License Agreement") with BDIT relating to a single application (the "Technology") of the Company's ExtreSafe(R) safety needle withdrawal technology. Pursuant to the terms of the License Agreement, BDIT made payments of $1,750,000 and $250,000 to the Company in June and September 1997, respectively, and is required to make an additional payment of $2,000,000 upon the earlier of the date of the first sales by BDIT of a product utilizing the Technology or April 5, 1998. Of these total payments, $3,750,000 million represents advanced royalties for sales occurring before the year 2002 and the $250,000 represents a product development fee. BDIT is also required to pay ongoing royalties to the Company based on sales of products utilizing the Technology. In addition, beginning in BDIT's fiscal year 2002, BDIT is required to pay minimum royalties in order to maintain exclusive rights under the License Agreement.

         Entering into the License Agreement created certain risks for the Company. These include, among other things: (i) reliance on BDIT for sales of the products, and therefore reliance on BDIT's marketing ability, marketing plans, credit-worthiness and selling efforts; and (ii) any goodwill associated with the products may inure to the benefit of BDIT rather than the Company.

         The ExtreSafe(R) Lancet Strip has previously been assembled manually by the Company with automated assembly beginning in November 1997. Automated equipment will be moved from its place of origin to be installed at the site of an independent third-party manufacturer that will manufacture the ExtreSafe(R) Lancet Strip under a contract with the Company in December of 1997. The automated production equipment is not yet in full operation. The costs of manual assembly have exceeded the related revenues from the minimal sales of the ExtreSafe(R) Lancet Strip. The use of automated production equipment is expected to substantially reduce the cost to manufacture the ExtreSafe(R) Lancet Strip and increase manufacturing capacity.

         In September 1997, the Company entered into an agreement (the "Alliance Agreement") with New Alliance of Independent Medical Distributors, Inc. dba Alliance Medical ("Alliance Medical") which provides for the Company to manufacture and Alliance Medical to market and sell the ExtreSafe(R) Lancet Strip on an exclusive basis in hospitals, alternative-site (e.g., homecare, plasma centers and blood banks) and consumer markets in the United States. The Alliance Agreement provides for an initial term of three years including annual minimum purchase quantities at specified prices, with annual renewal terms thereafter. The Company does not expect to realize significant sales under the Alliance Agreement until January 1998, after automated equipment is in place and operating and following an incubation period for verification of product sterility. However, there have been some sales of the manually assembled product to Alliance Medical, principally for market assessment and development purposes.

         The Company is seeking additional parties to market and distribute the ExtreSafe(R) Lancets Strip in foreign markets. There is no assurance that the

Company will enter into any other arrangements or realize sufficient sales from the Alliance Medical arrangement with respect to the marketing and distribution of ExtreSafe(R) Lancet Strips.

         Research and development ("R&D") expenses were $322,013 and $914,524 for the three and nine months ended September 30, 1997, compared with $341,337 and $968,515 for the comparable periods from the prior year. The Company's R&D efforts in the nine months ended September 30, 1997, focused on completing final development of the ExtreSafe(R) Lancet Strip, development relating to several products utilizing the ExtreSafe(R) medical needle withdrawal technology and development work on the filmless digitized imaging technology (which was performed by QIC, but which was funded by the Company). The Company's efforts in the nine months ended September 30, 1996, were focused on refining the design of production molds for its Safety Cradle(R) sharps container products, on the design and development of its ExtreSafe(R) Lancet Strip, on initial development of its ExtreSafe(R) medical needle withdrawal technology and funding development work on the filmless digitized imaging technology.

         If the Company had had adequate funding, R&D expenditures during these periods would have been greater than they actually were. Funding constraints also set back the anticipated dates on which the Company's products under development will be brought to market. Further reductions in R&D expenditures are not anticipated unless funding constraints require the Company to make such reductions. Reductions in R&D expenditures would comprise primarily reductions in R&D staff. Such staff reductions could have a material adverse effect on product development and on the Company. Management does not intend to downsize.

         Selling, general and administrative expenses were $879,922 and $2,458,715 for the three and nine months ended September 30, 1997, compared with $795,686 and $1,904,625 for the comparable periods from the prior year. The increases in expenditures between the 1997 and 1996 periods resulted primarily from an increased number of employees, amounts paid to financial advisors and public relations firms and legal and accounting fees.

         The Company does not expect that selling, general and administrative expenses will be reduced below current levels without reducing the number of employees, terminating its relationship with its financial advisors or reducing the number of and scope of patent applications in the United States and abroad. Such reductions may have a material adverse effect on the sale and commercialization of the Company's products. Management does not intend to downsize, terminate its relationship with its financial advisors or limit the number or scope of the Company's patent filings.

         Net interest income was $10,349 and $16,949 for the three and nine months ended September 30, 1997, compared with $18,567 and $102,467 for the comparable periods from the prior year. The difference in net interest income between said periods relates mainly to interest earned on funds on deposit. As funds on deposit have decreased so has the net interest income. Unless the Company generates additional cash through product sales or financings, net interest income during the remainder of 1997 will be substantially less than in 1996.

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of equity securities, proceeds from the exercise of common stock options, receipt of advanced royalties and a distribution fee received under the License Agreement. From inception through September 30, 1997, the Company had received net proceeds of approximately $10,948,000 through financing activities. As of September 30, 1997, the Company's liabilities totaled $2,009,576, which included $1,750,000 in deferred royalty revenues relating to the License Agreement. The Company had working capital as of September 30, 1997, of $337,727 and the Company used net cash in operating activities of approximately $1,144,568 during the nine months ended September 30, 1997.

         The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development and bring the ExtreSafe(R) medical needle withdrawal technology, intravenous flow gauge, blood collection device and other products to commercial viability, and the level of sales of and marketing for the Safety Cradle(R) sharps containers and ExtreSafe(R) Lancet Strip.

         In order to maintain current levels of spending for the next twelve months the Company will need to raise additional funds through one or more of the following sources: a private offering, product sales, licensing arrangements, distribution agreements, option and warrant exercises or otherwise (the "Funding Sources"). Management believes that it will be successful in raising additional funding through the Funding Sources and is in negotiations with respect thereto. The Company will not, however, have funding necessary to continue operations if additional amounts are not received from the Funding Sources by December 31, 1997, if spending is not substantially reduced. There is no assurance that any Funding Sources will provide operating funds or that, if funding is received, the terms of such financing will be favorable to the Company.

         If funding from the Funding Sources does not materialize, the Company can and would expect to reduce operating costs and capital expenditures by focusing primarily on its sharps container, lancet and other products that are or soon will be ready to sell. The Company's failure, however, to produce or sell sufficient quantities of its products, raise additional funds from the Funding Sources, or sufficiently reduce its costs of operations and capital expenditures will materially and adversely affect the Company's cash flows and financial condition. In addition, the Company's cash reserves are minimal and if additional funds from the Funding Sources do not materialize by December 31, 1997, the Company will exhaust its funds if spending is not substantially reduced. In addition, management may expend cash at relatively high rates by maintaining or increasing spending if management determines that additional funding is likely to be obtained. If the anticipated funding is not obtained, such continued expenditures may materially and adversely affect the Company's financial condition.

Trading Market

         The Company's common stock is currently traded on the Nasdaq Small-Cap Market System. In order to continue to qualify its stock for quotation on the Nasdaq Small-Cap Market, a company must have, among other things, $2 million in net tangible assets or a market capitalization of $35 million. As a result, the Company does not currently meet the listing requirements and will be delisted if it does not raise additional funds from the Funding Sources or if sales do not increase substantially. The Company's is attempting to rectify this situation.

         In the event of delisting, trading, if any, in the Company's securities would be expected to be conducted in the over-the-counter market in what is commonly referred to as the "pink sheets" or the "Electronic Bulletin Board." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's securities. The loss of continued price quotations as provided by the Nasdaq System could also cause a decline in the price of the Common Stock, a loss of news coverage of the Company and difficulty in obtaining subsequent financing.

Quantum Imaging Corporation

         On November 4, 1997, the Company entered into the Option Agreement with Zerbec. The Option Agreement provides that if the Company makes a payment to Zerbec of $250,000 no later than November 30, 1997, the Company will have the option to acquire all of the shares of QIC common stock currently owned by Zerbec. The terms of the Option Agreement provide that in addition to the November payment, if SHP elects to exercise its option SHP will pay Zerbec $1,750,000 on or before April 1, 1998 and $1,500,000 on or before July 1, 1998.
Up to one-half of the amount of both payments may be paid, at the option of the Company, with the Company's common stock with the fair market value of the Company's common stock being determined by averaging the daily closing price over the last five trading days prior to January 15, 1998. Any shares of the

Company's common stock issued pursuant to this arrangement will have certain piggy-back and/or demand registration rights and will have resale limitations.

         There can be no assurance that the Company will be able to exercise the option and successfully complete the acquisition on the above terms. As a result, the Company's ownership interest in QIC may decrease as a result of its or the Company's inability to complete the acquisition as previously described.

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

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization and technology, and other risks. Furthermore, manufacturing delays may result from additional mold redesigns or delays may result from the failure to timely obtain FDA approval to sell future products. In addition, significant sales through BDIT, BDSDS and Alliance Medical or otherwise may not commence as anticipated due to delays by BDIT, BDSDS and Alliance Medical or otherwise. If and when product sales commence, sales may not reach the levels anticipated. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

         In April 1997, the Company entered into an agreement with Leerink Swann & Company ("Leerink"), whereby Leerink agreed to assist the Company in raising funds in a private placement of equity securities. Sufficient funding was deposited into escrow to hold an initial closing, but the closing did not occur. Leerink alleges that the Company refused to close on the placement. The Company alleges that the closing did not occur because Leerink, as a condition precedent to closing, made certain pre-closing demands that went far beyond the terms of the agreement and which demands Company management believes were not in the best interest of the Company or its stockholders. In August 1997, Leerink filed suit in the United States District Court for the District of Massachusetts alleging breach of contract and violation of M.G.L. c.93A, ss.11. Leerink is seeking money damages, warrants to purchase shares of the Company's common stock, attorneys' fees and costs. Thereafter, the Company filed a counterclaim alleging breach of contract and violation of M.G.L. c.93A, ss.11. The Company is seeking money damages, attorneys' fees and costs. The litigation is in the early stages, is subject to all of the risks and uncertainties of litigation and the outcome cannot presently be predicted. Specifically, there is no assurance that the Company will be successful in this lawsuit or that the lawsuit will be resolved on acceptable terms, and the Company may incur significant costs in asserting its claims and defenses.

         The Company is not engaged in any other legal proceedings.

Item 2. Changes in Securities.

         On September 8, 1997, the Board of Directors authorized the issuance of 100,000 shares of common stock to an unrelated individual as compensation for consulting services rendered. The placement was made in reliance on various exemptions from registration, including Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

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

 EXHIBIT NO.                             DESCRIPTION OF EXHIBIT

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

  10.5 Joint Venture Agreement between SHP and Zerbec, Inc., dated October 30, 1995 (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-K, dated December 31, 1995)

  10.6 Distribution Agreement between SHP and Becton, Dickinson and Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated August 26, 1996)

  10.7 License Agreement between SHP and Becton, Dickinson and Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated June 4, 1997)

  10.8 Distribution Agreement between SHP and New Alliance of Independent Medical Distributors, Inc., dated September 9, 1997.

  27.1                 Financial Data Schedule

         (b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.:



                                  By /s/ David A. Robinson
Date: 11/14/97                      ----------------------------
                                    David A. Robinson
                                    President, Chief Executive Officer, Director




Date: 11/14/97                    By /s/ Charles D. Roe
                                    -----------------------------
                                     Charles D. Roe
                                     Vice President, Chief Financial Officer