Form 10-K
period 1997-12-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 1998-03-31
CIK 790228

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                                December 31, 1997

                             Commission file number
                                     0-26694

                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                  93-0945003
     (State or other jurisdiction            (IRS employer identification no.)
           of incorporation)

  655 East Medical Drive, Bountiful, Utah 84010            (801) 298-3360
         (Address of principal executive offices)     (Registrant's telephone
                                                    number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:

        Title of each class           Name of each exchange on which registered
        -------------------           -----------------------------------------
   Common Stock, $.02 Par Value                         None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the registrant at March 18, 1998, was $30,824,695. On that date, there were 12,271,440 outstanding shares of the registrant's common stock.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.


                       TABLE OF CONTENTS TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997


                                     PART I

Item 1.    Business ...........................................................3
Item 2.    Properties ........................................................16
Item 3.    Legal Proceedings .................................................17
Item 4.    Submission of Matters to a Vote of Security Holders ...............17

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters ..............................................18
Item 6.    Selected Financial Data ...........................................20
Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations ........................................21
Item 8.    Financial Statements and Supplementary Data .......................31
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........................................31

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ................31
Item 11.   Executive Compensation ............................................33
Item 12.   Security Ownership of Certain Beneficial Owners and Management ....36
Item 13.   Certain Relationships and Related Transactions ....................38

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K .........................................................38

                                     PART I

Item 1. Business.

General

         The Company is engaged principally in the development of cost-effective, disposable, proprietary health care products designed to reduce the incidence of accidental injury in the health care industry, and thus reduce the spread of disease. The Company has created a portfolio of proprietary health care products that are in various stages of production, pre-production, development and research. At present, the Company is focusing its resources and activities principally on marketing products currently available for sale, preparing products nearing completion for manufacturing and marketing, developing new products designed to reduce the risk of acquiring HIV/AIDS, hepatitis B and other blood-borne diseases through accidental needlesticks and the development of other medical products.

         In August 1996, the Company entered into a distribution agreement (the "BDSDS Distribution Agreement") with Becton Dickinson and Company Sharps Disposal Systems ("BDSDS") whereby BDSDS is marketing and distributing the Company's Safety Cradle(R) sharps containers. Safety Cradle(R) sharps containers are used for the disposal of contaminated sharps (i.e., needles, syringes, intravenous catheters, surgical blades, lancets, etc.). The Safety Cradle(R) sharps containers covered by the BDSDS Distribution Agreement are redesigned versions of an earlier container developed by the Company. In 1997, however, BDSDS did not order the minimum required amount of product under the terms of the BDSDS Distribution Agreement and, therefore, BDSDS' exclusive distribution rights became nonexclusive. In addition, the Company gave notice of termination of the BDSDS Distribution Agreement, as it was authorized to do in the case of BDSDS' failure to purchase the minimum amount of product required by the BDSDS Distribution Agreement. The parties subsequently agreed to extend the termination date and exclusivity provision until May 26, 1998. Both BDSDS and the Company are working diligently to negotiate a long term agreement with the proper focus and strategy to accelerate sales of the Company's sharps containers into the home healthcare market. In the meantime, BDSDS has the same opportunity to sell sharps containers as under the terms of the original agreement.

         The Company received approval to use the name ExtreSafe(R) as a registered trademark in 1997. It plans to use this trademark in safety needle and lancet products.

         In May 1997, the Company entered into an agreement (the "License Agreement") with Becton Dickinson and Company Infusion Therapy Division ("BDIT") relating to a single application of the Company's ExtreSafe(R) safety needle withdrawal technology (the "Technology"). Pursuant to the terms of the License Agreement, BDIT made payments of $1,750,000 and $250,000 to the Company in June and September 1997, respectively, and is required to make an additional payment of $2,000,000 upon the earlier of the date of the first sales by BDIT of a product utilizing the Technology or April 5, 1998. Of these total payments, $3,750,000 represents advanced royalties for sales occurring before the year 2002 and the $250,000 represents a product development fee. BDIT is also required to pay ongoing royalties to the Company based on sales of products utilizing the Technology. In addition, beginning in BDIT's fiscal year 2002, BDIT is required to pay minimum royalties in order to maintain exclusive rights under the License Agreement.

         The ExtreSafe(R) Lancet Strip has previously been assembled manually by the Company with some automated assembly beginning in November 1997. The automated production equipment is not yet in full operation. The costs of manual assembly exceeded the related revenues from the minimal sales of the ExtreSafe(R) Lancet Strip. The use of automated production equipment substantially reduces the cost to manufacture the ExtreSafe(R) Lancet Strip and increases manufacturing capacity.

         In September 1997, the Company entered into an agreement (the "Alliance Agreement") with New Alliance of Independent Medical Distributors, Inc. dba Alliance Medical ("Alliance Medical") which provides for the Company to manufacture and Alliance Medical to market and sell the ExtreSafe(R) Lancet Strip on an exclusive basis in hospitals, alternate site (e.g., homecare, plasma centers and blood banks) and consumer markets in the United States. Effective March 1, 1998, the Alliance Agreement was converted to a non-exclusive agreement with no sales minimums so that the Company can pursue additional sources of distribution. There is no assurance that the Company will realize significant sales under the Alliance Agreement or that the Company will enter into any other arrangements with respect to the marketing and distribution of ExtreSafe(R) Lancet Strips.

         In December 1997, the Company entered into a development and license agreement (the "J&J Agreement") with Johnson & Johnson Medical, Inc. ("J&J") to commercialize two applications of the ExtreSafe(R) safety needle technology. The J&J Agreement provides for monthly development payments by J&J, sharing of field related patent costs, payments for initial periods of low volume manufacturing, an ongoing royalty stream and a J&J investment in molds, assembly equipment and other capital costs related to commercialization of each product. The J&J Agreement also provides for an ongoing joint cooperative program between the Company and J&J which derives future funding directly from sales of Company created products, low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which are jointly approved for development. In connection with the J&J Agreement, Johnson & Johnson Development Corporation purchased $2,000,000 of Company securities in a private placement that closed in January 1998.

         The Company is developing a number of products using its ExtreSafe(R) medical needle withdrawal technology. This technology allows a contaminated needle to be retracted and immediately encapsulated without exposure of the health care worker to the contaminated needle. Products under development that incorporate the ExtreSafe(R) medical needle withdrawal technology include ExtreSafe(R) phlebotomy devices, ExtreSafe(R) catheters and several different ExtreSafe(R) syringe applications. Prototypes of the ExtreSafe(R) phlebotomy device, and ExtreSafe(R) catheters have been completed. The FDA has granted one 510(k) clearance to market a product relating to the ExtreSafe(R) medical needle withdrawal technology and a second 510(k) application with the FDA relating to an additional application of the ExtreSafe(R) medical needle withdrawal technology has been filed. The Company is planning to develop an intravenous flow gauge and additional blood collection devices.

         An affiliate of the Company is developing filmless digitized imaging technology for which a prototype has been developed.

Company Background

         The Company was incorporated in 1986 as a Utah corporation. The Company's corporate domicile was changed to the State of Delaware, and its name was changed to Russco, Inc., effective December 20, 1990, by merger into a then newly created Delaware corporation. The Company had no operations until July 28, 1995. On that date, the Company acquired Specialized Health Products, Inc., a Utah corporation ("SHP"), through a merger with a subsidiary of the Company (the "Acquisition"). The Company changed its name to "Specialized Health Products International, Inc." ("SHPI") and SHP became a wholly owned subsidiary of SHPI. The persons serving as officers and directors of SHP immediately prior to the consummation of the Acquisition were elected to the same offices with SHPI and retained their positions as directors and officers of SHP. In addition, the outstanding securities of SHP became outstanding securities of SHPI. Prior to the Acquisition, neither SHP nor any affiliate of SHP had an interest in Russco, Inc.

Products

         Sharps Containers

         In January 1994, SHP acquired the Sharp-Trap(R) name and all technology developed by Sharp-Trap, Inc., a Michigan corporation, relating to a patented container entry system designed to reduce the risk of accidental needlesticks and exposure to contaminated needles, blades and instruments when disposing of such devices. At the time of SHP's purchase of the Sharp-Trap(R) technology, Sharp-Trap, Inc. was manufacturing sharps container products in two configurations, a 0.5 quart and a 1.5 quart (the "Sharp-Trap(R)" Containers). Following additional research and discussions with medical product distributors and end users, SHP designed an improved line of sharps containers (the Company's "Safety Cradle(R)" line) which incorporated improvements to the basic container closure technology to make them safer, higher quality, easier to use and less costly to manufacture than the Sharp-Trap(R) Containers.

         The self-closing Safety Cradle(R) sharps containers allow for the disposal of sharps in containers that incorporate a self-closing sharps containment flap and incorporate both a temporary and a permanent locking mechanism. Especially adapted for alternate site use (alternate sites include emergency vehicle, in-home and insurance testing), the Company's Safety Cradle(R) sharps containers provide convenience and safety for home health care and other portable applications. In addition, each of the Company's sharps containers is designed to be used as a shipping container for the transport of medical products. The containers then readily convert at the user's site into safe and efficient sharps disposal containers. This special design feature permits the Safety Cradle(R) container to fill a unique market niche. Made of polypropylene material, the Safety Cradle(R) sharps container's novel, single injection molded part lid fits three sizes of containers, allowing the Company to offer products for a broad spectrum of sharps containment applications, especially alternate site use. Because each Safety Cradle(R) sharps container is formed from only two molded parts, unit manufacturing costs are low which enhances the Company's competitive position.

         The Safety Cradle(R) can be used for a variety of purposes, including:

         Safety Cradle(R) Sharps Container - all three sizes (1.8, 3.4 and 5.3 quart) can be used as Safety Cradle(R) sharps containers for the disposal of contaminated sharps.

         Transporter - all three sizes are designed to be shipping containers for new medical devices being sent to customers. Each Safety Cradle(R) sharps container can then be utilized by the customer for sharps disposal.

         Recycler - all three sizes are designed for use by medical product manufacturers as secured containers, so that discarded sharps may be shipped back to the manufacturer for recycling or to a sharps disposal facility.

         BDSDS began marketing and distribution of the Safety Cradle(R) sharps containers in the first quarter of 1997 pursuant to the BDSDS Distribution Agreement pertaining to the Safety Cradle(R) product line. See "--Marketing and Sales."

         The ExtreSafe(R) Lancet Strip

         Lancets are small devices containing needles or blades used to penetrate the skin, usually a finger, to obtain a few drops of blood for analysis. Lancets are used by health care workers on patients and by individuals on themselves, such as by diabetics using insulin. The same safety concerns that exist with handling needles exist with the handling of lancets, because lancets become contaminated after coming into contact with blood.

         There are a number of lancets on the market today. The most common is a small "nail" type instrument which is pressed against the finger at which time the "nail" penetrates the skin by hand pressure. Some lancets penetrate the skin with a blade, which generally produces better blood flow. The nail type lancet is often inserted into a spring loaded activation device, about the size of a large pen. The device is pressed against the patient's finger which is penetrated when the spring is triggered. After triggering, the activation device must be emptied and then reloaded with another lancet for use on the next patient. Activation devices currently marketed by other companies may become contaminated by blood splattering when the finger is penetrated. To help prevent contamination, activation devices should be sterilized or disposed of after each use. However, while intended for use on multiple patients, these activation devices are not designed or intended to be sterilized, thus increasing the risk of cross contamination.

         The Company's management believes that the ExtreSafe(R) Lancet product is easier and faster to use than existing lancets although only limited testing has been conducted to verify this opinion. The product has been designed such that it can only be used one time. ExtreSafe(R) Lancets are sold in cartridge strips of six lancets per strip, a configuration that is patent protected. A lancet strip is loaded into a convenient, low-cost, activation device (which comes packaged with each box of ExtreSafe(R) Lancet Strips) that provides for the safe and convenient triggering of each lancet. After a lancet is used once, the blade automatically returns inside its protective housing and the mechanism is disabled so that the lancet cannot be reused. The used lancet is then broken off the strip and can be appropriately discarded into a sharps container which provides additional protection. After using a strip of lancets, reloading the activation device with another cartridge is a simple process. The blade of the Company's ExtreSafe(R) Lancet Strip has a revolutionary design and its rotary spring motion drives the blade both outward to lance and inward for retraction. In the opinion of Company management, the ExtreSafe(R) Lancet Strip's design makes it less painful than nail type lancets, although no formal comparison testing has been conducted. It is also noteworthy that the part of the lancet in contact with the patient's skin prior to lancing is sterile until contaminated by the procedure.

Products Under Development

         Company sponsored research activities resulted in expenses of $1,191,857 for 1997, compared with $1,264,186 and $804,639 for 1996 and 1995, respectively. Customers sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques for which the Company earned revenue of $250,000 during 1997 and $0 for the prior two years. The following products are currently under development.

         ExtreSafe(R) Phlebotomy Devices

         The present method for drawing larger amounts of blood from patients for blood tests involves insertion of a needle, which is attached to a barrel, into a blood vessel. Blood is then obtained by way of vacuum pressure, most often into a small evacuated tube-like container inserted into the barrel. (The barrel is commonly known as a Vacutainer(R); Vacutainer(R) is not a trademark of the Company.) After blood is drawn, the needle is manually removed from the patient. While the health care worker continues attending to the patient, the Vacutainer(R), barrel and needle are often placed on a tray, bed, table or otherwise set aside. Afterward, the needle is usually unscrewed from the barrel and discarded into a sharps container, while the barrel is often used again with another patient (which increases the risk of cross contamination). The Company's ExtreSafe(R) phlebotomy devices provide a safer method. The devices quickly retract the needle from the patient directly into a safe housing, minimizing the chance of an inadvertent stick by a contaminated needle. Retraction is initiated by simply depressing a designated distortable portion of the housing which has been designed to ensure that there is no action directed toward or away from the patient which might affect the depth of needle penetration. Prototypes of the ExtreSafe(R) phlebotomy device have been completed.

         ExtreSafe(R) Catheters

         Catheters are devices that are inserted into veins or other areas of the body to allow blood or other fluids to be removed from or delivered into the patient's body. Contemporary catheter use has problems similar to those faced in drawing blood. Inserting a catheter involves a percutaneous (i.e., through the skin) needlestick followed by threading the catheter over the needle into a patient's vein or artery. This method can be unsafe in two respects. First, when the needle is pulled out of the catheter, there is often a discharge of blood which could contaminate the health care worker. Second, inadvertent needlesticks can occur when the needle is withdrawn from the catheter because, in most instances, the needle is temporarily left exposed while the patient is tended to by the health care worker. Like the ExtreSafe(R) phlebotomy device, the Company's ExtreSafe(R) catheters quickly retract the contaminated needle from the patient and enclose it safely in a protective housing. Prototypes of the ExtreSafe(R) catheter have been completed.

         ExtreSafe(R) Syringes

         Another  area where there is  significant  risk of  needlesticks  is in syringe use. Generally, use of a needle for a medical procedure involves removing a cap over the needle just prior to performing the procedure. In the past, medical personnel attempted to achieve protection from accidental needlesticks by replacing the needle cap after performing a procedure, but the volume of accidental needlesticks related to needle cap replacement resulted in such practice being prohibited. Medical personnel began using needles and syringes having sheaths which could be extended over the exposed needle after a procedure. Also, medical facilities began installing sharps containers in patients rooms (they had previously been centrally located) and health care workers began disposing of exposed needles after use in the sharps containers found in the patient's room. The ExtreSafe(R) syringe provides an extendible needle which is retracted into a safe housing in a manner similar to the retraction of the ExtreSafe(R) phlebotomy devices and catheter systems described above.

         Filmless Digitized Imaging Technology

         The procedure for taking a large area x-ray image having generally acceptable resolution and presenting the x-ray to an attending physician for interpretation has changed little over the past 40 years. The most common x-ray image today is taken using film which requires development in a darkroom. The physician personally handles the x-ray image, which is generally imprinted on a 14" x 17" plastic sheet. For record keeping purposes, hospitals usually retain x-ray images for at least six years. X-ray storage and retrieval is a costly problem for many medical facilities. While some filmless x-ray systems have been introduced recently, none provide the resolution of standard x-rays.

         In October 1995, SHP entered into a joint venture with Zerbec, Inc. ("Zerbec"), whereby Quantum Imaging Corporation ("QIC") was organized to develop, manufacture, distribute and market products and technologies using a patented, solid state, filmless digitized imaging technology. The filmless digitized imaging technology involves a method of directly producing an electrical signal from an image recorded on an x-ray plate. The signal is instantly digitized and stored on a CD-ROM and the same x-ray plate is then available for subsequent procedures. The filmless digitized imaging technology eliminates film as the x-ray image recording medium and enables x-ray images to be translated to a CD-ROM format to simplify their storage, retrieval and handling. The Company believes that QIC's filmless digitized imaging technology can improve the way in which x-ray images are obtained, interpreted and stored, while also providing clearer images having higher resolutions that are more easily interpreted than x-ray films. Furthermore, the Company believes that this technology could be applicable for use in x-ray facilities in mobile medical emergency units which has not been achieved to date in part because of the necessity of carrying chemical handling equipment required for film processing.

         Pursuant to the terms of the joint venture agreement, Zerbec assigned patented filmless digitized imaging technology to QIC and will provide ongoing support for the development and commercialization of the technology. The joint venture agreement also provides that QIC is to finish the development and commercialize the filmless digitized imaging technology. A prototype has been
produced  to  demonstrate   image  resolution   compatible  with  breast  cancer
diagnosis.

         At present, SHP and Zerbec are equal owners of QIC, but Zerbec has an option to acquire two-thirds of SHP's current fifty percent (50%) interest in QIC for one dollar (the "Zerbec Option") because certain funding objectives were not met. The parties are in the process of negotiating an arrangement so that the Zerbec Option will be eliminated or its exercise will be subject to substantial restriction. No assurance can be given, however, that an agreement will be reached that eliminates or materially restricts the exercise of the Zerbec Option or that if such agreement is reached that it will be on terms that are favorable to the Company. The Company estimates that between $3,000,000 and $6,000,000 in new funding will be required by QIC for it to achieve its objectives.

Company Strategy

         The Company's primary objective is to establish itself as a leading developer of safety medical products. To achieve this objective, the Company's growth strategy is focused on the following five principal elements.

        * Capturing significant market share of targeted segments of the sharps container, lancet, phlebotomy device, catheter and syringe markets.

        * Broadening the Company's existing products lines and developing new product lines to penetrate related markets.

        * Seeking additional market opportunities based on the Company's existing or new proprietary technologies.

        * Developing marketing, license, distribution and development agreements with large medical product organizations.

        * Arranging generally for the manufacture of these products by reputable manufacturers.

         Sharps Containers

         Consistent with the Company's objective of selling and/or licensing its products to large medical product organizations, on August 26, 1996, the Company entered into the BDSDS Distribution Agreement relating to the Company's Safety Cradle(R) sharps container products. See "--Marketing and Sales." Manufacturing of the Safety Cradle(R) sharps container is being performed by G&F Industries. To date, substantially all of the Company's sales revenues have come from sales of the Company's Safety Cradle(R) sharps container products to purchasers within the United States. There is no assurance that the Company will realize significant sales under the BDSDS Distribution Agreement.

         ExtreSafe(R) Lancets

         In September 1997, the Company entered into the Alliance Agreement with Alliance Medical which provides for the Company to manufacture and Alliance Medical to market and sell the ExtreSafe(R) Lancet Strip on an exclusive basis in hospitals, alternate site (e.g., homecare, plasma centers and blood banks) and consumer markets in the United States. Effective March 1, 1998, the Alliance Agreement was converted to a non-exclusive agreement with no sales minimums so that the Company can pursue additional sources of distribution. There is no assurance that the Company will realize significant sales under the Alliance Agreement or that the Company will enter into any other arrangements with respect to the marketing and distribution of ExtreSafe(R) Lancet Strips. See "--Marketing and Sales."

         Products in Development

         The Company's ExtreSafe(R) phlebotomy devices, ExtreSafe(R) catheters, ExtreSafe(R) syringes, intravenous flow gauge, blood collection devices, other ExtreSafe(R) medical needle withdrawal technology products and the Imaging Technology are in various stages of research or development. The Company plans to continue development of each of these products/systems assuming availability of adequate capital resources. The necessary development, production equipment, testing and government approvals, however, must be completed before such products are brought to market.

         Future Market Opportunities

         The Company intends to enter additional markets where it believes that it can gain significant market share based on proprietary technology or by capitalizing on the sales and distribution channels it establishes. There are a number of possible future applications for the Company's technology, but there can be no assurance that the Company will commence development of any such products or that, if commenced, such development will be successful or profitable.

Marketing and Sales

         The Company currently plans to employ a limited number of sales and marketing personnel; the precise number will depend on the extent to which the Company contracts with third parties or forms strategic alliances with third parties to market and sell its products. The Company will seek third parties to market and distribute its products in the United States and selected foreign countries. The Company may enter into contracts, licensing agreements and joint ventures with such third parties whereby the Company would receive a licensing fee and/or royalty payment based on the licensee's revenues from licensed products. The Company would likely enter into such licensing arrangements with several companies based on geographical regions and/or product types, but may enter into exclusive arrangements with individual companies having a major presence in the markets the Company seeks to penetrate. To date, substantially all of the Company's revenue has come from sources within the United States. There can be no assurance that the Company will be able to enter into contracts, license agreements or joint ventures with third parties on terms acceptable to the Company.

         The Company intends to support the marketing of its products by, among other things, attending trade shows and advertising in industry publications. The Company intends to distribute samples of its products free of charge to various health care institutions and professionals in the United States and in selected foreign countries to introduce and attempt to create a demand for its products in the marketplace.

         Sharps Containers

         In August 1996, the Company entered into the BDSDS Distribution Agreement with BDSDS whereby BDSDS is marketing and distributing the Company's Safety Cradle(R) sharps containers. Safety Cradle(R) sharps containers are used for the disposal of contaminated sharps (i.e., needles, syringes, intravenous catheters, surgical blades, lancets, etc.). The Safety Cradle(R) sharps containers covered by the BDSDS Distribution Agreement are redesigned versions of an earlier container developed by the Company. In 1997, however, BDSDS did not order the minimum required amount of product under the terms of the BDSDS Distribution Agreement and, therefore, BDSDS' exclusive distribution rights became nonexclusive. In addition, the Company gave notice of termination of the BDSDS Distribution Agreement, as it was authorized to do in the case of BDSDS' failure to purchase the minimum amount of product required by the BDSDS Distribution Agreement. The parties subsequently agreed to extend the termination date and exclusivity provision until May 26, 1998. Both BDSDS and the Company are working diligently to negotiate a long term agreement with the proper focus and strategy to accelerate sales of the Company's sharps containers into the home healthcare market. In the meantime, BDSDS has the same opportunity to sell sharps containers as under the terms of the original agreement.

         There is no assurance that the Company will be able to continue the BDSDS Distribution Agreement after May 26, 1998 on satisfactory terms. In addition, sales of the Company's Safety Cradle(R) sharps containers may be minimal and there is no assurance that the Company will ever realize significant sales of its Safety Cradle(R) sharps containers.

         ExtreSafe(R) Lancets

         The ExtreSafe(R) Lancet Strip has previously been assembled manually by the Company with some automated assembly beginning in November 1997. The automated production equipment is not yet in full operation. The costs of manual assembly exceeded the related revenues from the minimal sales of the ExtreSafe(R) Lancet Strip. The use of automated production equipment substantially reduces the cost to manufacture the ExtreSafe(R) Lancet Strip and increases manufacturing capacity.

         In September 1997, the Company entered into the Alliance Agreement with Alliance Medical which provides for the Company to manufacture and Alliance Medical to market and sell the ExtreSafe(R) Lancet Strip on an exclusive basis in hospitals, alternate site (e.g., homecare, plasma centers and blood banks) and consumer markets in the United States. Effective March 1, 1998, the Alliance Agreement was converted to a non-exclusive agreement with no sales minimums so that the Company can pursue additional sources of distribution. There is no assurance that the Company will realize significant sales under the Alliance Agreement or that the Company will enter into any other arrangements with respect to the marketing and distribution of ExtreSafe(R) Lancet Strips.

         Other Products

         In May 1997, the Company entered into the License Agreement with BDIT relating to a single application of the Company's ExtreSafe(R) safety needle withdrawal technology. Pursuant to the terms of the License Agreement, BDIT made payments of $1,750,000 and $250,000 to the Company in June and September 1997, respectively, and is required to make an additional payment of $2,000,000 upon the earlier of the date of the first sales by BDIT of a product utilizing the Technology or April 5, 1998. Of these total payments, $3,750,000 represents advanced royalties for sales occurring before the year 2002 and the $250,000 represents a product development fee. BDIT is also required to pay ongoing royalties to the Company based on sales of products utilizing the Technology. In addition, beginning in BDIT's fiscal year 2002, BDIT is required to pay minimum royalties in order to maintain exclusive rights under the License Agreement.

         In December 1997, the Company entered into the J&J Agreement with J&J to commercialize two applications of the ExtreSafe(R) safety needle technology. The J&J Agreement provides for monthly development payments by J&J, sharing of field related patent costs, payments for initial periods of low volume manufacturing, an ongoing royalty stream and a J&J investment in molds, assembly equipment and other capital costs related to commercialization of each product. The J&J Agreement also provides for an ongoing joint cooperative program between the Company and J&J which derives future funding directly from sales of Company created products, low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which are jointly approved for development. In connection with the J&J Agreement, Johnson & Johnson Development Corporation also purchased $2,000,000 of Company securities in a private placement that closed in January 1998.

         The Company currently intends to market and sell its other products in the United States and selected foreign countries through third parties. The Company's plan for the sales and distribution of its products is to target major segments of the respective markets for those products, including major hospital and institutional buying groups, pharmaceutical companies, distributors and wholesalers, and government and military agencies. The Company intends to market and distribute its products through one or more companies that have a major presence in these major segments. The Company may enter into contracts, licensing agreements and joint ventures with such third parties whereby the Company would receive a licensing fee and/or royalty payment based on the licensee's revenues from licensed products.

         License and distribution arrangements, such as those discussed above, create certain risks for the Company, including (i) reliance for sales of products on other parties, and therefore reliance on the other parties' marketing ability, marketing plans and credit-worthiness; (ii) if the Company's products are marketed under other parties' labels, goodwill associated with use of the products may inure to the benefit of the other parties rather than the Company; (iii) the Company may have only limited protection from changes in manufacturing costs and raw materials costs; and (iv) if the Company is reliant on other parties for all or substantially all of its sales, the Company may be limited in its ability to negotiate with such other parties upon any renewals of their agreements. Further, because such arrangements are generally expected to provide the Company's marketing partners with certain elements of exclusivity with respect to the products to be marketed by those partners, the Company's success will be highly dependent on the results obtained by its partners.

         The Company is not permitted to sell products based on its ExtreSafe(R) medical needle withdrawal technology for commercial use in the United States until regulatory approval is obtained. The FDA has granted one "510(k)" clearance to market a product relating to the ExtreSafe(R) medical needle withdrawal technology and the Company has filed a second 510(k) application with the FDA relating to an additional application of the ExtreSafe(R) medical needle withdrawal technology. The Company must also comply with the laws and regulations of the various foreign countries in which the Company sells its products. Certain foreign countries may only require that the Company submit evidence of the FDA's pre-market clearance of the relevant products prior to selling those products in such countries. However, some foreign countries may require additional testing and approval. See "--Government Regulation."

Industry

         Market

         Health care is one of the largest industries in the world and continues to grow. There is increasing demand in the health care market for products that are safer, more efficient and cost-effective. The Company's products target segments of this market. While traditional, non-safety products in the market segments which the Company seeks to address compete primarily on the basis of price, the Company expects to compete generally on the basis of health care worker safety, ease of use, reduced cost of disposal, patient comfort and compliance with OSHA regulations, but not on the basis of purchase price.
However, the Company intends to be competitive on price with other safety devices. The Company believes that when all indirect costs (disposal of needles, and testing, treatment and workers compensation expense) related to needlestick injuries are considered, the Company's products will compete effectively both with "traditional" products and with the safety products of the Company's competitors.

         Accidental Needlesticks

         Needles for hypodermic syringes, phlebotomy sets and intravenous catheters are used for injecting drugs and other fluids into the body and for drawing blood and other fluids from the body. Hypodermic needles are used for the injection of drugs, phlebotomy sets for the drawing of blood and catheters for the infusion of drugs and nutrients. There is an increasing awareness of the potential danger of infections and illnesses that result from accidental needlesticks and of the need for safer needle devices to reduce the number of accidental needlesticks that occur.

         Infections contracted as a result of accidental needlesticks are a major concern to health care institutions, health care workers, sanitation and environmental services workers and certain regulatory agencies. Accidental needlesticks may result in the spread of infectious diseases such as hepatitis B, HIV (which may lead to AIDS), diphtheria, gonorrhea, typhus, herpes, malaria, rocky mountain spotted fever, syphilis and tuberculosis. One study found that during clinical training twenty-two percent of medical students had received one or more contaminated, penetrating sharps injuries. It has also been reported that fifty percent of ward nurses, seventy-one percent of ward doctors and fifty percent of emergency staff had received this type of injury during the previous two years. Needlestick injury is a leading cause of exposure to life threatening illnesses.

         Needlesticks from blood-filled hollow-bore needles are the leading cause of occupationally acquired hepatitis B and it has been reported that as many as forty percent of healthcare workers who sustain needlestick injuries become infected with hepatitis B. Accidental needlesticks also expose healthcare workers to the hepatitis C for which no cure exists. Hepatitis C infections will lead to chronic infections and intermittent viremia, which in turn can lead to cirrhosis or cancer of the liver.

         The majority of health care workers' adverse exposures to blood are either product related (e.g., needlesticks) or could be prevented by the use of appropriate products. The Company believes that pressure is increasing from the government and private sectors for the health care industry to develop medical devices that will provide a safer working environment for health care and related workers and patients. The Company's products attempt to address the demand for medical devices that reduce the risk of accidental exposure to blood-borne diseases.

         Disposal of Sharps

         There is extensive everyday use of sharps by doctors, nurses and other health care workers who are in danger of accidental exposure to transmittable blood-borne diseases such as AIDS and hepatitis B. The most extensively used sharp is the medical needle.

         OSHA mandates the use of special containers for sharps disposal purposes to reduce the incidence of accidental transmission of blood-borne diseases. OSHA requires that the design of sharps containers meet certain minimum standards of safety. It also makes recommendations with respect to the safe handling of needles. Recapping and improper disposal of needles are causes of needlestick injuries. OSHA regulations prohibit recapping or purposely bending or breaking needles. OSHA recommends that after use, disposable syringes, needles and other sharp items be placed in closable, disposable, puncture-resistant containers that are leak proof on the sides and bottom and labeled according to OSHA guidelines.

Patents and Proprietary Rights

         The Company's policy is to seek patent protection for all developments, inventions and improvements that are patentable and which have potential value to the Company and to protect as trade secrets other confidential and proprietary information. The Company intends to vigorously defend its intellectual property rights to the extent its resources permit.

         The Company owns six United States patents and has other patent applications pending (in the United States and in other countries) which are directly applicable to the Company's Safety Cradle(R) sharps container products. The Company also owns three United States patents and allowed patent applications relating to its ExtreSafe(R) Lancet Strip, and seven United States patents and allowed patent applications relating to its ExtreSafe(R) medical needle withdrawal technology. The Company has additional United States and international patent applications pending. None of the patents referred to above expires before April 1, 2006.

         QIC owns three United States patents, and has three Canadian patents, relating to its filmless digitized imaging technology. These patents expire in May 2001, September 2002 and September 2005. The Company has filed for QIC an additional United States patent application relating to the technology owned by QIC.

         The future success of the Company may depend upon the strength of its intellectual property. The Company believes that the scope of its patents/patent applications is sufficiently broad to prevent competitors from introducing devices of similar novelty and design to compete with its current products and that such patents and patent applications are or will be valid and enforceable. There is no assurance, however, that if such patents are challenged, this belief will prove correct. In addition, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures which differ from those in the United States. Patent protection in such countries may be different from patent protection provided by U.S. laws and may not be as favorable to the Company. The Company plans to timely file international patents in all countries in which the Company is seeking market share.

         The Company is not aware of any patent infringement claims against it. Litigation to enforce patents issued to the Company, to protect proprietary information owned by the Company, or to defend the Company against alleged infringement by the Company of the rights of others may occur. Such litigation would be costly, could divert resources of the Company from other planned activities, and could have a material adverse effect on the Company's results of operations and financial condition.

Manufacturing

         The Company has designed, paid for the construction of, and owns various molds and machinery used to manufacture its Safety Cradle(R) sharps containers. The Company contracts for the manufacture of its Safety Cradle(R) sharps containers with an unaffiliated manufacturing company. In the past, polypropylene resin, the major plastic material used in the Company's Safety Cradle(R) sharps containers, has been in short supply for limited periods of time. While alternative manufacturers exist, changes in the Company's manufacturer or an unforeseen shortage in the supply of polypropylene could disrupt production schedules, increase the price of polypropylene, and could materially and adversely affect the Company.

         The Company's automated equipment that is used to manufacture the ExtreSafe(R) Lancet Strip is currently being operated by the manufacturer. The Company intends to transfer this automated equipment to another manufacturer for use by such other manufacturer. The Company's other products are in various stages of development and are not currently being manufactured. The materials used to produce the Company's products are generally widely available. The Company does not anticipate difficulty in obtaining such materials. At present, there are a number of manufacturers that could produce lancet and needle retraction products and a number of suppliers could supply the necessary parts and materials.

Competition

         The health care products market is highly competitive. Many of the Company's competitors have longer operating histories and are substantially larger, better financed and better situated in the market than the Company.

         The leading suppliers in the sharps container market are Baxter International, Inc., Becton Dickinson and Company, Devon Industries, Inc. and Sage Products, Inc. There are also numerous smaller suppliers. A variety of sharps disposal products have been introduced into the marketplace. Some of these disposal containers accommodate only the needle while others accommodate the needle, syringe and limited surgical instruments. The majority of the sharps containers on the market, however, allow contaminated instruments to fall out when the container is inverted. Many of these other products are unstable if not supported by wall supports or other apparatus. The Company believes its products are more stable, safer and more effective than competitively priced products on the market. In addition, to the best of the Company's knowledge, there are no sharps disposable transporters or recycler/transporter type products on the market today.

         The leading suppliers in the lancet market are Becton Dickinson and Company, Surgicutt, Inc., Miles, Inc., Diagnostic Corporation, Boehringer Mannheim, Inc. and Sherwood Medical Company, Inc. There are also numerous smaller suppliers. To the best of the Company's knowledge, there are no safety lancets on the market today that operate in a manner similar to the Company's ExtreSafe(R) Lancet Strip (i.e., lances skin with a rotary spring driven blade that drives the blade outward to lance and inward for retraction).

         The leading suppliers of standard needles are Becton Dickinson and Company, Sherwood Medical Company, Inc. and Terumo Medical Corporation of Japan. The Company is aware of no products on the market today that are comparable to its ExtreSafe(R) needle withdrawal devices (i.e., products that are transversely activated to automatically extract a contaminated needle and which immediately retract the needle into a safe housing). Applications for the Company's needle retraction technologies may also be found in phlebotomy devices, percutaneous catheter insertion devices, syringes, and other medical needle devices.

         While traditional, non-safety products in the market segments which the Company seeks to address compete primarily on the basis of price, the Company expects to compete on the basis of health care worker safety, ease of use, reduced cost of disposal, patient comfort and compliance with OSHA regulations, but not on the basis of price except with respect to comparable safety products. However, the Company believes that when all indirect costs (disposal of needles, testing, treatment and workers' compensation expense) related to accidental needlestick injuries are considered, the Company's products compete effectively both with "traditional" products and with the safety products of the Company's competitors.

Research and Development/Acquisition of Technology

         The Company has devoted a substantial portion of its efforts to acquiring and designing and developing health care products. Research and development costs were $1,191,857, $1,264,186 and $804,639 for 1997, 1996 and
1995, respectively. The Company plans to attempt to acquire additional technologies that it determines support its business strategy. In addition, the Company plans to continue research and development on its current products and with respect to possible new products. There is no assurance that the Company's research and development activities will prove effective.

Government Regulation

         The Company and its products are regulated by the FDA, pursuant to various statutes, including the FD&C Act, as amended and supplemented by the Medical Device Amendments of 1976 (the "1976 Amendments") and the Safe Medical Devices Act of 1990. Pursuant to the 1976 Amendments, the FDA classifies medical devices intended for use with humans into three classes, Class I, Class II and Class III. The controls applied to the different classifications are those the FDA believes are necessary to provide reasonable assurance that a device is safe and effective. Many Class I devices have been exempted from pre-market notification requirements by the FDA. These products can be adequately regulated by the same types of controls the FDA has used on devices since the passage of the FD&C Act in 1938. These "general controls" include provisions related to labeling, producer registration, defect notification, records and reports and good manufacturing practices. The good manufacturing practice regulation has been recently replaced by a more comprehensive Quality System Regulation ("QSR"). QSRs include implementation of quality assurance programs, written manufacturing specifications and processing procedures, written distribution procedures and record keeping requirements. Class II devices are products for which the general controls of Class I devices are deemed not sufficient to assure the safety and effectiveness of the device and thus require special controls. Special controls for Class II devices include performance standards, post-market surveillance, patient registries and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. The FDA has further established three tiers or levels of scientific review - Tier 1, Tier 2, and Tier 3 within each class. Submissions for Tier 1 devices receive limited review while submissions for Tier 2 and 3 devices receive more comprehensive reviews.

         Section 510(k) of the FD&C Act requires individuals or companies manufacturing medical devices intended for use with humans to file a notice with the FDA at least 90 days before introducing a product not exempted from
notification   requirements   into  the  marketplace.   The  notice  (a  "510(k)
Notification") must state the class in which the device is classified and the actions taken to comply with performance standards or pre-market approval which may be needed if the device is a Class II or Class III device, respectively. If a company states the device is unclassified, it must explain the basis for that determination.

         In some cases obtaining pre-market approval can take several years. Product clearance pursuant to a 510(k) Notification can be obtained in much less time. In general, clearance of a 510(k) Notification for a Class II device may be obtained if the Company can establish that the new device is "substantially equivalent" to another device of that Class already on the market. This requires the new device to have the same intended use as a legally marketed predicate device and have the same technological characteristics as the predicate device.

If the technological characteristics are different, the new device can still be found to be "substantially equivalent" if information submitted by the applicant (including clinical data if requested) supports a finding that the new device is as safe and effective as a legally marketed device and does not raise questions of safety or efficacy that are different from the predicate device.

         The Company has received a 510(k) Notification from the FDA that its Sharp-Trap(R) sharps containers are substantially equivalent to legally marketed predicate devices. The Company's Safety Cradle(R) sharps containers are subject to the general controls of the FD&C Act and the additional controls applicable to Class II devices. The Company has received a clearance on a second 510(k) Notification for its sharps containers which includes all areas of use for the Safety Cradle(R) sharps container. The Company has received FDA clearance on a 510(k) notification on a phlebotomy device.

         OSHA also requires, in part, that sharps containers be closable, disposable, puncture-resistant, leak proof on the sides and bottom and appropriately labeled. The Company's Safety Cradle(R) sharps containers are in compliance with present OSHA regulations. Future regulations, however, may be imposed which could have a material adverse effect on the Company.

         The Company's ExtreSafe(R) Lancet Strip is a Class I Tier I device. The ExtreSafe(R) Lancet Strip is exempt from pre-market notification requirements. The Company must adhere to QSR regulations, however, in connection with its manufacture of the ExtreSafe(R) Lancet Strip.

         The Company's follow-on products (i.e., other products based on its ExtreSafe(R) medical needle withdrawal technology, intravenous flow gauge and blood collection device) are still in the development stage. In March 1995, the FDA issued a draft guidance document on 510(k) Notifications for medical devices with sharps injury prevention features, a category that would cover most of the Company's ExtreSafe(R) technology products. The draft guidance provisionally placed this category of products into Class II Tier 3 for purposes of 510(k) review, meaning that such products will be subject to the FDA's most comprehensive and rigorous review for 510(k) products. The draft guidance also states that in most cases, FDA will accept, in support of a 510(k) Notification, data from tests involving simulated use of such a product by health care professionals, although in some cases the agency might require actual clinical data.

         The Company expects its other follow-on products (i.e., intravenous flow gauge and blood collection device) to be categorized as Class II devices. The Company also expects that these follow-on products will not require pre-market approval applications but will be eligible for marketing clearance through the 510(k) Notification procedure based upon their substantial equivalence to previously marketed devices.

         Although the 510(k) Notification clearance process is ordinarily simpler and faster than the pre-market approval application process, there can be no assurance that the Company will obtain 510(k) Notification clearance to market its products, that the Company's products will be classified as set forth above, or that, in order to obtain 510(k) Notification clearance, the Company will not be required to submit additional data or meet additional FDA requirements which could substantially delay sales and add to the Company's expenses. Moreover, any 510(k) Notification clearance, if obtained, may be subject to conditions on the marketing or manufacturing of the related products which could impede the Company's ability to market or manufacture such products.

         In addition to the requirements described above, the FD&C Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices which they distribute commercially. The FD&C Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with QSRs. QSRs require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing, and quality control. The FDA's Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA further requires that certain medical devices not cleared with the FDA for marketing in the United States have FDA approval before they are exported. The Company is registered as a manufacturer with the FDA. To date, no incidents have occurred with Company products that have necessitated submission of a Medical Device Report to the FDA.

         The FDA inspects medical device manufacturers and distributors, and has broad authority to order recalls of medical devices, to seize noncomplying medical devices, to enjoin and/or impose civil penalties on manufacturers and distributors marketing non-complying medical devices, and to criminally prosecute violators. Noncompliance with FDA regulations could have a material adverse effect on the Company.

         In addition to the laws and regulations enforced by the FDA and OSHA, the Company is subject to government regulations applicable to all businesses, including, among others, regulations related to occupational health and safety, workers' benefits and environmental protection.

         Distribution and sales of the Company's products in countries other than the United States is subject to regulations in those countries. There can be no assurance that the Company will be able to obtain the approvals necessary to market its products outside the United States.

Seasonality of Business

         Sales of the Company's products generally are not subject to seasonal variations.

Backlog

         There is no material backlog of unfilled orders of the Company's products.

Employees

         As of March 18, 1998, the Company employed sixteen people, including seven research and development employees, three sales and marketing employees, five accounting and administrative employees and one quality assurance employee. The Company expects to add employees, principally in the areas of marketing and research and development. The planned increase in personnel is based primarily on expected increases in production and sales. The Company's employees are not represented by any labor union, and the Company believes its relations with its employees are good.

Item 2. Properties.

         The Company's principal offices are located at 655 East Medical Drive, Bountiful, Utah, under terms of a lease with an unaffiliated lessor which expires in June 1998, with an annual rent of approximately $72,000. The lease covers approximately 5,200 square feet of space which is too small for the Company's needs. The Company has received notice that the lease will not be renewed. The Company also leases approximately 1,000 square feet of additional office space in Bountifil, Utah on a month-to-month basis at a rate of $1,800 annually.

         With the expiration of the lease relating to the Company's primary office facilities, the Company has located and anticipates entering into a five year lease for 14,344 square feet of office space at an annual lease rate of approximately $230,000 for the first year of the lease which rate will be increase at a rate of four percent per year during the lease term. Management has determined that an increase in the total space expected to be leased by the Company is necessary to accommodate the expected growth of the Company, its employees and activities. These increases are dictated by requirements of existing and anticipated agreements which require expanded development and related efforts, including low volume manufacturing. The Company believes that the increase in space will be adequate to meet the needs of current and expected growth for the forseeable future.

         The Company also owns production molds for the Safety Cradle(R) sharps containers and ExtreSafe(R) Lancet Strip and related automated assembly equipment. At present the molds and automated assembly equipment are not being fully utilized. The Company anticipates, however, that it will be required to purchase additional molds for various products that are under development.


Item 3. Legal Proceedings.

         In April 1997, the Company entered into an agreement with Leerink Swann & Company ("Leerink"), whereby Leerink agreed to assist the Company in raising funds in a private placement of equity securities. Sufficient funding was deposited into escrow to hold an initial closing, but the closing did not occur. Leerink alleges that the Company refused to close on the placement. The Company alleges that the closing did not occur because Leerink, as a condition precedent to closing, made certain pre-closing demands that went far beyond the terms of the agreement and which demands Company management believes were not in the best interests of the Company or its stockholders. In August 1997, Leerink filed suit in the United States District Court for the District of Massachusetts alleging breach of contract and violation of M.G.L. c.93A, ss.11. Leerink is seeking compensatory damages exceeding $230,000, 113,251 warrants to purchase 113,251 shares of the Company's Common Stock, treble damages and reasonable attorneys' fees and costs.

         In October 1997, the Company filed a counterclaim alleging breach of contract and violation of M.G.L. c.93A, ss.11. The Company is seeking in excess of $60,000 in money damages, treble damages, reasonable attorneys' fees and costs.

Item 4. Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting of stockholders on December 10, 1997, at which meeting certain members of the Company's Board of Directors (the "Board") were elected. The Company's Board is divided into three classes. One class of directors is elected at each annual meeting of stockholders for a three-year term. Each year a different class of directors is elected on a rotating basis. The terms of Gale H. Thorne and Bradley C. Robinson expire in 2000, the term of Robert R. Walker expires in 1999 and the term of David A. Robinson expires in 1998.

         Gale H. Thorne and Bradley C. Robinson, both of whom are currently directors of the Company, were nominated by the Board for election to the class whose terms expire at the 2000 annual meeting. The stockholders then elected Gale H. Thorne by a vote of 4,741,997 for and 22,000 withheld authority and elected Bradley C. Robinson by a vote of 4,741,997 for and 22,000 withheld authority.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.


Dividend Policy

         To date, the Company has not paid dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Board and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. See "Management's Discussion and Analysis of Financial Condition and Operating Results." The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's operations.

Share Price History

         The Company's common stock (the "Common Stock") has been quoted on Nasdaq Small-Cap Market since October 1995 under the trading symbol "SHPI." The following table sets forth the high and low bid information of the Common Stock for the periods indicated. On March 18, 1998, the reported high ask and low bid prices of the Common Stock were $2.75 and $2.6875. Note that such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and the quotations may not necessarily represent actual transactions in the Common Stock.

       Quarter Ended                            High              Low

       1996
       March 31.........................        $11.50           $7.375
       June 30..........................        $11.75            $4.25
       September 30.....................        $4.625           $2.375
       December 31......................       $3.5625            $2.50

       1997
       March 31.........................       $3.5625            $2.75
       June 30..........................       $3.3675            $2.00
       September 30.....................       $2.3125            $2.00
       December 31......................       $2.1875            $1.00

       1998
       March 31 (through March 18)......        $3.125          $2.6875

Holders of Record

         At March 18, 1998, there were 344 holders of record of the Company's Common Stock. The number of holders of record was calculated by reference to the Company's stock transfer agent's books.

Issuance of Securities

         In January 1998, the Company completed a private placement (the "January Private Placement") wherein it raised gross proceeds of $5,220,000 through an offering of units to accredited investors for $2 per unit. The securities were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Each unit consisted of one share of Common Stock and one Series D Warrant. Pursuant to requirements of the January Private Placement, the Company provided accredited investors in the Company's March private placement with opportunity to exchange the securities purchased in the March placement for a number of units the investor could have purchased in the January Private Placement had the investment been made under the January Private Placement terms rather than the March terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." In February 1998, all of the March accredited investors elected to convert to the January Private Placement terms in reliance on the registration exemption found in Sections 3(9), 4(2) of the Securities Act and Rule 506 of Regulation D. As a result of the conversion, all outstanding Series C Warrants were canceled and the Company issued 256,598 additional shares of Common Stock and 769,787 additional Series D Warrants. The Company did not use an underwriter in connection with the January Private Placement.

         Pursuant to the requirements of the January Private Placement, Dr. Gale
H. Thorne, a director and vice-president of the Company, released the Company from certain royalty obligations and the Company issued to Dr. Thorne and his assigns warrants to purchase 750,000 of the Company's common stock. The Company also issued 25,000 shares of Common Stock and 25,000 Series D Warrants to an unaffiliated financial advisor in connection with the January Private Placement. The securities referenced in this paragraph were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]


Item 6. Selected Financial Data.

         The following data have been derived from the Company's consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K:

                                                                      Period Ended
                                   -----------------------------------------------------------------------------------
                                                                                                           Nov. 19,
                                        Dec. 31,        Dec. 31,         Dec. 31,         Dec. 31,           1993
                                          1997            1996             1995             1994         (inception)
                                                                                                         to Dec. 31,
                                                                                                             1997
                                       ------------    ------------     ------------    -------------    -------------
Statement of Operations Data:

Net product sales................   $      182,363   $      74,563    $     447,844   $       33,256   $      738,026
Development fees.................          250,000          --               --               --              250,000
                                       ------------    ------------     ------------    -------------    -------------

         Total revenues..........          432,363          74,563          447,844           33,256          988,026

Cost of product sales............          141,857          70,257          294,171           21,669          527,954
                                       ------------    ------------     ------------    -------------    -------------

         Gross profit............          290,506           4,306          153,673           11,587          460,072
                                       ------------    ------------     ------------    -------------    -------------
Operating Expenses:

    Selling, general and
      administrative.............        3,311,222       2,901,434        2,133,021          620,022        8,969,149
     Research and development....        1,191,857       1,264,186          804,639          290,950        3,551,632
     Write-off of operating                 92,557          72,363          255,072            --             419,992
       assets....................
                                       ------------    ------------     ------------    -------------    -------------

         Total operating expenses        4,595,636       4,237,983        3,192,732          910,972       12,940,773
                                       ------------    ------------     ------------    -------------    -------------

         Operating loss..........       (4,305,130)     (4,233,677)      (3,039,059)        (899,385)     (12,480,701)

Net other income (expense).......           31,127         140,289          119,570           (7,563)         283,423
                                       ------------    ------------     ------------    -------------    -------------

         Net loss................       (4,274,003)     (4,093,388)      (2,919,489)        (906,948)     (12,197,278)

Dividends on preference stock....           --              --              (11,389)         (16,780)         (28,169)
                                       ------------    ------------     ------------    -------------    -------------

Net loss attributable to common
  stockholders...................     $ (4,274,003)   $ (4,093,388)    $ (2,930,878)   $    (923,728)    $(12,225,447)
                                       ============    ============     ============    =============    =============

Net loss per common share (basic
   and diluted) (1)..............     $       (.47)   $       (.48)    $       (.69)   $        (.75)
                                       ============    ============     ============    =============

Weighted average common shares
     outstanding (1).............        9,170,541       8,589,952        4,269,131        1,224,074
                                         =========       =========        =========        =========
Balance Sheet Data (at period
  end):
Working capital (deficit)........     $    609,962    $     30,754      $ 4,194,568     $   (287,723)
Total assets.....................        3,285,413       1,848,839        5,950,728          656,865
Long-term debt, less current
  maturities.....................            --              --               --             458,333
Total stockholders' equity
  (deficit)......................          540,248       1,513,217        5,369,805         (355,878)


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

Overview

         From its inception, the Company has incurred losses from operations. As of December 31, 1997, the Company had cumulative net losses totaling
$12,225,447. To date, the Company's principal focus has been the design, development, testing, and evaluation of its Safety Cradle(R) sharps containers, ExtreSafe(R) Lancet Strip, ExtreSafe(R) medical needle withdrawal technology, intravenous flow gauge, blood collection device, and other products, and the design and development of its molds and production processes relating to its Safety Cradle(R) sharps containers and ExtreSafe(R) Lancet Strip.

Financial Position

         The Company had $1,441,556 in cash and cash equivalents as of December 31, 1997. This represented an increase of $1,188,862 from December 31, 1996. Working capital as of December 31, 1997, also increased to $609,962 as compared to $30,754 at December 31, 1996. These increases were largely due to the Company raising $3,039,570 in funding from the private placement of Company securities and receiving $1,750,000 in prepaid royalties and $250,000 in development fees during 1997.

Years Ended December 31, 1997, 1996 and 1995

         During the year ended December 31, 1997, the Company had total operating revenues of $432,363, compared with total operating revenues of $74,563 and $447,844 for the years ended December 31, 1996 and 1995, respectively. Total operating revenues were comprised of product sales and development fees. During 1997, BDIT paid the Company $250,000 in development fees for services provided in 1997. There was no revenue from similar sources during the prior years.

         During the year ended December 31, 1997, the Company had net product sales of $182,363, compared with net product sales of $74,563 and $447,844 for the years ended December 31, 1996 and 1995, respectively. Substantially all of the sales during these periods related to the Company's sharps containers. As discussed below, the Company will look to several other sources for future sales revenues.

         The Company employs a limited number of sales people and seeks to market and sell its products through third party distributors and/or licensees. Consistent with this strategy, substantially all of the $447,844 sales during 1995 were generated by sales through or to third party distributors. During 1996, the Company began negotiating for the distribution of the Safety Cradle(R) sharps containers by BDSDS. During such negotiations, which began during the first quarter of 1996 and ended in August of 1996 when the BDSDS Distribution Agreement was signed, the Company agreed not to enter into any exclusive marketing or distribution agreements. Sales under the BDSDS Distribution Agreement did not begin until 1997. The restrictions imposed by the negotiation and execution of the BDSDS Distribution Agreement and certain improvements that were made to the Safety Cradle(R) sharps containers that were completed during the first quarter of 1996 had a substantial negative impact on the Company's 1996 sales of Safety Cradle(R) sharps containers.

         BDSDS began selling the Safety Cradle(R) sharps containers under the BDSDS Distribution Agreement in the first quarter of 1997. During 1997, however, BDSDS did not order the minimum required amount of product under the terms of the BDSDS Distribution Agreement and, therefore, BDSDS' exclusive distribution rights became nonexclusive. In addition, the Company gave notice of termination of the BDSDS Distribution Agreement, as it is authorized to do in the case of BDSDS' failure to purchase the minimum amount of product required by the BDSDS Distribution Agreement. The parties subsequently agreed to extend the termination date and exclusivity provision of the BDSDS Distribution Agreement until May 26, 1998.

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

         Company management is disappointed with sales of the Safety Cradle(R) sharps containers under the BDSDS Distribution Agreement and hopes to increase sales in 1998 by negotiating a more favorable agreement with BDSDS or one or more other distributors and/or licensees with the proper focus and strategy to accelerate sales of the Company's sharps containers into the home healthcare market. BDSDS and the Company are presently negotiating the terms of a new distribution agreement. There is no assurance, however, that a favorable distribution and/or license agreement will be negotiated between the Company and BDSDS or any other party or that sales will improve.

         In May 1997, the Company entered into the License Agreement relating to a single application of the Company's ExtreSafe(R) safety needle withdrawal technology. Pursuant to the terms of the License Agreement, BDIT made payments of $1,750,000 and $250,000 to the Company in June and September 1997, respectively, and is required to make an additional payment of $2,000,000 upon the earlier of the date of the first sales by BDIT of a product utilizing the Technology or April 5, 1998. Of these total payments, $3,750,000 represents advanced royalties for sales occurring before the year 2002 and the $250,000 represents a product development fee. BDIT is also required to pay ongoing royalties to the Company based on sales of products utilizing the Technology. In addition, beginning in BDIT's fiscal year 2002, BDIT is required to pay minimum royalties in order to maintain exclusive rights under the License Agreement. Sales are expected to begin under the License Agreement in the second half of 1998.

         The ExtreSafe(R) Lancet Strip has previously been assembled manually by the Company with some automated assembly beginning in November 1997. The automated production equipment is not yet in full operation. The costs of manual assembly exceeded the related revenues from the minimal sales of the ExtreSafe(R) Lancet Strip. The use of automated production equipment substantially reduces the cost to manufacture the ExtreSafe(R) Lancet Strip and increases manufacturing capacity.

         In September 1997, the Company entered into the Alliance Agreement with Alliance Medical which provides for the Company to manufacture and Alliance Medical to market and sell the ExtreSafe(R) Lancet Strip on an exclusive basis in hospitals, alternate site (e.g., homecare, plasma centers and blood banks) and consumer markets in the United States. Effective March 1, 1998, the Alliance Agreement was converted to a non-exclusive agreement with no sales minimums so that the Company can pursue additional sources of distribution. There is no assurance that the Company will realize significant sales under the Alliance Agreement or that the Company will enter into any other arrangements with respect to the marketing and distribution of ExtreSafe(R) Lancet Strips.

         In December 1997, the Company entered into the J&J Agreement with J&J to commercialize two applications of the ExtreSafe(R) safety needle technology (the "J&J Products"). The J&J Agreement provides for monthly development payments by J&J, sharing of field related patent costs, payments for initial periods of low volume manufacturing, an ongoing royalty stream and a J&J investment in molds, assembly equipment and other capital costs related to commercialization of each product. The J&J Agreement also provides for an ongoing joint cooperative program between the Company and J&J which derives future funding directly from sales of Company created products, payments for initial periods of low volume manufacturing and an ongoing royalty stream for additional safety products which are jointly approved for development. In connection with the J&J Agreement, Johnson & Johnson Development Corporation also purchased $2,000,000 of Company securities in a private placement that closed in January 1998. In addition, beginning in the later of J&J's fiscal year 2000 or twelve months following FDA approval for sale of the J&J Products, J&J is required to pay minimum royalties. Sales are expected to begin under the J&J Agreement in the first half of 1999.

         License and distribution arrangements, such as those discussed above, create certain risks for the Company, including (i) reliance for sales of products on other parties, and therefore reliance on the other parties' marketing ability, marketing plans and credit-worthiness; (ii) if the Company's products are marketed under other parties' labels, goodwill associated with use of the products may inure to the benefit of the other parties rather than the Company; (iii) the Company may have only limited protection from changes in manufacturing costs and raw materials costs; and (iv) if the Company is reliant on other parties for all or substantially all of its sales, the Company may be limited in its ability to negotiate with such other parties upon any renewals of their agreements. Further, because such arrangements are generally expected to provide the Company's marketing partners with certain elements of exclusivity with respect to the products to be marketed by those partners, the Company's success will be highly dependent on the results obtained by its partners.

         Research and development expenses were $1,191,857 for the year ended December 31, 1997, compared with $1,264,186 and $804,639 for the years ended December 31, 1996 and 1995, respectively. The Company's efforts during 1997 focused on completing final development of the ExtreSafe(R) Lancet Strip, development relating to several products utilizing the ExtreSafe(R) medical needle withdrawal technology and development work on the filmless digitized imaging technology (which was performed by QIC, but which was funded by the Company). The Company's efforts in 1996 focused on making certain improvements to the Safety Cradle(R) sharps container products that were required by the BDSDS Distribution Agreement and otherwise, development of the ExtreSafe(R) Lancet Strip, ExtreSafe(R) medical needle withdrawal technology, intravenous flow gauge and blood collection device. The Company's efforts in 1995 focused on refining the design and molds for its Safety Cradle(R) sharps container products, and upon the design and development of its ExtreSafe(R) Lancet Strip, ExtreSafe(R) medical needle withdrawal technology, intravenous flow gauge and blood collection device.

         During the year ended December 31, 1997, the Company received $250,000 in development fees for services provided in 1997. There was no revenue from similar sources during the prior years. It is anticipated that Company revenues from development fees will increase during 1998 as a result of the J&J Agreement.

         Research and development expenses during 1995 through 1997 were limited because of funding constraints. Funding constraints also set back the anticipated dates on which the Company's products under development will be brought to market. It is anticipated that if the Company has adequate funding during 1998, research and development expenses will increase over 1997 levels. Reductions in R&D expenditures are not anticipated unless funding constraints require the Company to make such reductions. Reductions in R&D expenditures would comprise primarily reductions in R&D staff. Such staff reductions could have a material adverse effect on product development and on the Company. Management does not intend to downsize.

         Selling, general and administrative expenses were $3,311,222 for the year ended December 31, 1997, compared to $2,901,434 and $2,133,021 for the years ended December 31, 1996 and 1995, respectively. The increases in expenditures between the 1997 and 1996 periods resulted primarily from an increased number of employees, amounts paid to financial advisors and public relations firms and legal and accounting fees. The increased costs between 1996 and 1995 resulted mainly from increases in the following expenditures. First, selling and consulting costs increased as a result of increased efforts to market and sell the Safety Cradle(R) sharps container products. Second, salaries and benefits increased as a result of hiring additional product development, sales and marketing personnel to support sales and commercialization of the Company's products as well as pay increases made to certain of the Company's employees. Third, consulting, legal and accounting fees increased as a result of the Company's entrance into the financial markets, the increased level of operational sophistication and of the Company's reporting obligations under applicable securities laws. Finally, travel and entertainment costs increased as a result of expenses associated with financing, manufacturing, selling, and marketing activities.

         Net other income was $31,127 for the year ended December 31, 1997, compared with net other income of $140,289 and $119,570 for the years ended December 31, 1996 and 1995, respectively. The difference in net other income between said periods relates mainly to interest earned on funds on deposit. Net interest income varies in direct proportion to the amount of funds on deposit. The Company anticipates that net interest income during 1998 will be greater than net interest income during 1997 because the amount of funds on deposit is expected to increase.

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of equity securities, proceeds from the exercise of common stock options, and advanced royalties and a development fee received under the License Agreement. The Company generated $12,312,726 and $3,088,534 in net proceeds through financing activities from inception through December 31, 1997 and in 1997, respectively. The Company used net cash in operating activities of $1,389,016 during the year ended December 31, 1997. As of December 31, 1997, the Company's liabilities totaled $2,745,165, which included $1,750,000 in deferred royalty revenues relating to the License Agreement. The Company had working capital as of December 31, 1997 of $609,962.

         The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development and bring the ExtreSafe(R) medical needle withdrawal technology, intravenous flow gauge, blood collection device and other products to commercial viability, and the level of sales of and marketing for the Safety Cradle(R) sharps containers and ExtreSafe(R) Lancet Strip. At December 31, 1997, the Company had committed to spend approximately $200,000 during 1998 on automated assembly equipment. The Company believes that existing funds, the $2 million payment from BDIT under the License Agreement, development fees from J&J under the J&J Agreement, license fees and funds generated from sales, will be sufficient to support the Company's operations and planned capital expenditures through 1998. See "--Years Ended December 31, 1997, 1996 and 1995." The Company may, however, raise additional funds through a subsequent public or private offering if, in the opinion of management, the Company is in need of additional funding. There is no assurance that any such offering will be completed or that, if completed, the terms of such offering will be favorable to the Company.

         At March  18,  1998,  the  Company  had  3,110,875  Series A  Warrants,
1,290,375 Series B Warrants, 3,579,787 Series D Warrants and 800,000 other warrants (the "SHPI Warrants") outstanding which are exercisable for the same number of shares of Common Stock of the Company at $3.00 per share in the case of Series A Warrants and $2.00 per share in the case of Series B Warrants, Series D Warrants and SHPI Warrants. In the event that the closing price of the Common Stock for any ten consecutive trading days exceeds $6.00 per share, and subject to the availability of a current prospectus covering the underlying stock, the Company may redeem the Warrants. The Series A, B and D Warrants expire on the earlier of (a) two years from the date of effectiveness of a registration statement under the Act covering the sale of the shares of Common Stock underlying such warrants, which period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Act is not available, or (b) the redemption date if such warrants are redeemed (subject to the right of the holder to exercise the warrants within 20 days of notice of such redemption). The SHPI Warrants expire on December 31, 2002. The exercise of all the Warrants would result in an equity infusion to the Company of $20,672,949. The Company presently intends to redeem the warrants when and if the necessary conditions are met. The Series A and B Warrants were issued in July and August 1995, and a registration statement covering the resale of the shares of Common Stock underlying the Series A and B Warrants became effective on July 19, 1996. The Series D Warrants were issued in December 1997, January 1998 and February 1998. A registration statement covering the resale of the shares of Common Stock underlying the Series D Warrants and SHPI Warrants has not been filed. As of the date hereof, no warrants have been exercised and there can be no assurance that any warrants will ever be exercised.

         On September 1, 1995, the Company adopted a non-qualified stock option plan ("NQSOP") which, as amended, authorizes the Company to grant options to purchase up to 1,500,000 shares of Common Stock. All NQSOP options must be granted at exercise prices at least equal to the fair market value of the Common Stock on the date of grant. As of March 18, 1998, the Company had granted stock options to purchase 1,460,500 shares of Common Stock under the NQSOP. The exercise of all the stock options issued under the NQSOP would result in an equity infusion to the Company of $3,120,119.

         In addition to the options outstanding under the NQSOP, there are 18,000 options outstanding that were issued under SHP's non-qualified stock option plan (the "SHP NQSOP"). These options became obligations of the Company pursuant to the terms of the Acquisition. The exercise of these stock options will result in an equity infusion to the Company of $7,020.

         In 1995, the Company entered into an agreement with a former Director; the President and a Vice President of the Company, whereby these individuals have the opportunity to receive up to an aggregate of 2,000,000 additional shares of common stock. These individuals have the right to divide the earn-out shares among themselves or their assigns, if earned, based on performance, contributions to the Company and/or other factors relating to the business success of the Company. Any issuance of earn-out shares would be based upon the level of pre-tax consolidated net income, adjusted to exclude any expense arising from the obligation to issue or the issuance of the earn-out shares and any income or expense associated with non-recurring or extraordinary items as determined in accordance with generally accepted accounting principles ("Adjusted PTNI"). At the date the earn-out shares agreement was adopted, the value of the Common Stock was $2.00 per share. At December 31, 1997, the Company's common stock closed at $1.63.

         The earn-out shares have not vested. No dividends will be paid on the earn-out shares unless and until they vest. The earn-out shares will vest as follows. If Adjusted PTNI for 1998 equals or exceeds $1,500,000, then an aggregate of 350,000 earn-out shares will be issued, but only one issuance of 350,000 earn-out shares will be made based on the $1,500,000 level of Adjusted PTNI.

         If Adjusted PTNI for 1998 equals or exceeds $5,000,000, then there will be issued that aggregate number of earn-out shares calculated by subtracting the number of earn-out shares previously issued or issuable (if any) from 1,100,000, provided that only one issuance of earn-out shares will be made based on the $5,000,000 level of Adjusted PTNI.

         If Adjusted PTNI for 1998 equals or exceeds $8,000,000, then there will be issued that aggregate number of earn-out shares calculated by subtracting the number of earn-out shares previously issued or issuable (if any) from 2,000,000, provided that in no event will an aggregate of more than 2,000,000 earn-out shares be issued. In addition, upon purchase, take over or change in control of the Company in a hostile or friendly transaction in 1998, all of earn-out shares shall become vested.

         The Company expects that the issuance of earn-out shares will be deemed to be the payment of compensation to the recipients and will result in a charge to the earnings of the Company in the year the earn-out shares are earned, in an amount equal to the fair market value of the earn-out shares. This charge to earnings could have a substantial negative impact on the earnings of the Company in the year in which the compensation expense is recognized. As a result, the Board is working with a compensation consulting firm to discuss equitable modifications to the earn-out program to address this matter and expect to make changes with respect thereto.

         On March 31, 1997, the Company completed a private placement wherein it raised gross proceeds of $1,539,570 through an offering of units to accredited investors for $45 per unit. Each unit consisted of 15 shares of Common Stock and five Series C Warrants.

         In January 1998, the Company completed the January Private Placement wherein it raised gross proceeds of $5,220,000 through an offering of units to accredited investors for $2 per unit. Each unit consisted of one share of Common Stock and one Series D Warrant. Pursuant to requirements of the January Private Placement, the Company provided each March private placement investor with the opportunity to exchange the securities purchased in the March placement for a number of units the investor could have purchased in the January Private Placement had the investment been made under the January Private Placement terms rather than the March terms. In February 1998, all of the March investors elected to convert to the January Private Placement terms. As a result of the conversion, all outstanding Series C Warrants were canceled and the Company issued 256,598 additional shares of Common Stock and 769,787 additional Series D Warrants. Pursuant to the requirements of the January Private Placement, Dr. Gale H. Thorne released the Company from certain future royalty obligations and the Company issued to Dr. Thorne and his assigns 750,000 SHPI Warrants. The Company also issued 25,000 shares of Common Stock and 25,000 Series D Warrants to a unaffiliated financial advisor in connection with the January Private Placement.

         At present, SHP and Zerbec are equal owners of QIC, but Zerbec has an option to acquire two-thirds of SHP's current fifty percent (50%) interest in QIC for one dollar because certain funding objectives were not met. The parties are in the process of negotiating an arrangement so that the Zerbec Option will be eliminated or its exercise will be subject to substantial restriction. No assurance can be given, however, that an agreement will be reached that eliminates or materially restricts the exercise of the Zerbec Option or that if such agreement is reached that it will be on terms that are favorable to the Company. The Company estimates that between $3,000,000 and $6,000,000 in new funding will be required by QIC for it to achieve its objectives.

Inflation

         The Company does not expect the impact of inflation on operations to be significant.

Year 2000

         Management is in the process of determining whether all of the Company's accounting and operational systems are year 2000 compliant. Management does not expect the costs associated with any required conversions of systems to ensure year 2000 compliance to be in excess of $20,000.

Forward-Looking Statements

         When used in this Form 10-K, in filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, changes in the regulation of safety health care products, and other risks. Furthermore, manufacturing delays may result from additional mold redesigns or delays may result from the failure to timely obtain FDA approval to sell future products. In addition, sales and other revenues may not commence as anticipated due to delays or otherwise. If and when product sales commence, sales may not reach the levels anticipated. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Other Factors

         The Company is subject to certain other risk factors due to its development stage status, the industry in which it competes and the nature of its operations. These risk factors include the following.

         History of Losses/Profitability Uncertain. The Company is in the development stage and has reported losses each year since 1993. At December 31, 1997, it had an accumulated deficit of $12,225,447. The Company's products are in various stages of production, pre-production, development and research. The Company has made only limited sales of its sharps container products and the ExtreSafe(R) Lancet Strips, the only products it was selling as of December 31, 1997. Sales of the Company's Safety Cradle(R) sharps container products commenced in March 1997 pursuant to the BDSDS Distribution Agreement. Limited commercial sales of the ExtreSafe(R) Lancet Strip, which the Company is producing manually until automated production equipment was put in place in November 1997, also commenced in March 1997. There is no assurance that the Company's products will be commercially viable and no assurance can be given that the Company will become profitable. In addition, prospects for the Company's profitability will be affected by expenses, operational difficulties and other factors frequently encountered in the development of a business enterprise in a competitive environment, many of which factors may be unforeseen and beyond the Company's control.

         Need for Additional Funds. Due to the development stage status of the Company and the uncertainty of future profits, the Report of Independent Public Accountants relating to the Company's 1997 audited financial statements, attached hereto, contains a "going concern" explanatory paragraph. See Consolidated Financial Statements and related Notes. The Company believes that its existing funds, the $2 million payment from BDIT under the License Agreement to be received in April 1998, license fees and funds generated from sales will be sufficient to support the Company's operations and planned capital expenditures through December 31, 1998. The Company's future need for capital will depend on a number of factors, including the rate at which demand for products expands, the level of sales and marketing activities for the Safety Cradle(R) sharps container and ExtreSafe(R) Lancet Strip products, and the level of expenditures needed to develop and commercialize the ExtreSafe(R) medical needle withdrawal technology, intravenous flow gauge, blood collection devices, and the Imaging Technology. Moreover, the Company's business plans may change or unforeseen events may occur which affect the amount of additional funds required by the Company. If additional funds are not obtained if and when required, the lack thereof could have a material adverse effect on the Company. Further, there is no assurance that the terms on which any funds obtained by the Company will be favorable to stockholders of the Company at that time.

         Manufacturing Strategy/Dependence on Single Manufacturers. The Company intends to subcontract the manufacture of certain of its products. This strategy could result in various problems that could have a materially adverse effect on the Company. Further, the Company may not be able to arrange for the manufacture of its products through other companies which could delay sales and result in increased expenses if the Company establishes its own manufacturing capability. This could have a material adverse effect on the Company. The Company's Safety Cradle(R) sharps containers and ExtreSafe(R) Lancet Strip are its only products currently available for sale. The Safety Cradle(R) sharps containers are produced by a single manufacturer. The Company has made arrangements for the manufacture of the ExtreSafe(R) Lancet Strip to be performed by a single manufacturer. If one of the Company's manufacturers fails to perform its obligations in a timely and satisfactory manner, or if there is a change in the Company's manufacturers, it could have a material adverse effect on the Company. There can be no assurance that the Company would be successful in replacing its current manufacturers on terms favorable to the Company. Also, there can be no assurance that the Company will be successful in finding additional manufacturers to manufacture future products on favorable terms.

         Negative Pricing Pressures on the Company's Safety Products. Prices for the Company's safety products may be higher than for competing conventional products which are not designed to provide the safety protection afforded by the Company's products. The Company's prices, however, are expected to be competitive with those of competing safety products. Continuing pressure from third-party payors to reduce costs in the health care industry as well as increasing competition from safety products made by other companies, could adversely affect the Company's selling prices. Reductions in selling prices could adversely affect operating margins if the Company cannot achieve corresponding reductions in manufacturing costs.

         Rapidly Changing Technology. The Company is in various stages of production, pre-production, development and research with respect to its Safety Cradle(R) sharps containers, ExtreSafe(R) Lancet Strip, ExtreSafe(R) medical needle retraction technology, intravenous flow gauge, blood collection devices, filmless digitized imaging technology and other products. There is no assurance that development of superior products by competitors or changes in technology will not eliminate the need for the Company's products. The introduction of competing products using different technology could adversely affect the Company's attempts to develop and market its products.

         Potential Lack of Market Acceptance. The use of safety medical products, including the Company's products, is relatively new. The Company's products may not be accepted by the market and their acceptance will depend in large part on (i) the Company's ability (directly or through its marketing partners) to demonstrate the operational advantages, safety, efficacy, and cost-effectiveness of its products in comparison with competing products and
(ii) its ability to distribute its products through major medical products companies. There can be no assurance that the Company's products will achieve market acceptance or that major medical products companies will sell the Company's products.

         Dependence on Continued Research and Development. The ExtreSafe(R) medical needle withdrawal technology, intravenous flow gauge, phlebotomy device and Imaging Technology are still in various stages of development. The Company is also exploring additional applications for all of its products. The continued development of its products and development of additional applications and new products is important to the long-term success of the Company. There can be no assurance that such applications or products will be developed or, if developed, that they will be successful.

         Dependence on Patents and Proprietary Rights. The Company's future success depends in part on its ability to protect its intellectual property and maintain the proprietary nature of its technology through a combination of patents and other intellectual property arrangements. There can be no assurance that the protection provided by patents, if issued, will be broad enough to prevent competitors from introducing similar products or that such patents, if challenged, will be upheld by the courts of any jurisdiction. Patent infringement litigation, either to enforce the Company's patents or defend the Company from infringement suits, would be expensive and, if it occurs, could divert Company resources from other planned uses. Any adverse outcome in such litigation could have a material adverse effect on the Company. Patent applications filed in foreign countries and patents in such countries are subject to laws and procedures that differ from those in the United States. Patent protection in such countries may be different from patent protection under U.S. laws and may not be as favorable to the Company. The Company also attempts to protect its proprietary information through the use of confidentiality agreements and by limiting access to its facilities. There can be no assurance that the Company's program of patents, confidentiality agreements and restricted access to its facilities will be sufficient to protect the Company's proprietary technology.

         Ability to Manage Expanding Operations. The Company intends to pursue a strategy of rapid growth although there can be no assurance that any growth will be achieved. The Company plans to significantly expand its product lines and to devote substantial resources to support operations, research and development, marketing and administrative functions. There can be no assurance that the Company will obtain sufficient manufacturing capacity on favorable terms, arrange for the marketing and distribution of its products, attract qualified personnel or effectively manage expanded operations. The failure to properly manage growth could have a material adverse effect on the Company.

         Competition/Potential Inability to Compete. The Company is engaged in a highly competitive business and will compete directly with firms that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, established distribution channels and that are better situated in the market than the Company. The Company's competitors and potential competitors include Baxter International, Inc., Becton Dickinson and Company, Devon Industries, Inc. Sage Products, Inc., Surgicutt, Inc., Miles, Inc., Diagnostic Corporation, Boehringer Mannheim, Inc., Sherwood Medical Company, Inc. and

Terumo Medical Corporation. See "Business - Competition." Such competitors may use their economic strength to influence the market to continue to buy their existing products. The Company does not have an established customer base and is likely to encounter a high degree of competition in developing a customer base. One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with the Company's products. New competitors may emerge and may develop products which compete with the Company's products. No assurance can be given that the Company will be successful in competing in this industry.

         Product Liability. The sale of medical devices entails an inherent risk of liability in the event of product failure or claim of harm caused by product operation. There can be no assurance that the Company will not be subject to such claims, that any claim will be successfully defended or, if the Company is found liable, that the claim will not exceed the limits of the Company's insurance. The Company's current insurance coverage is in the amount of $1 million per occurrence and $2 million in aggregate. There is no assurance that the Company will maintain product liability insurance on acceptable terms in the future or that such insurance will be available.
Product liability claims could have a material adverse effect on the Company.

         Uncertainty in the Health Care Industry. The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care facilities. During the past several years, the health care industry has been subject to increased government regulation of reimbursement rates and capital expenditures. Among other things, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and reimbursement levels for health care products and procedures. Because prices of the Company's products may exceed the price of conventional products, the cost control policies of third-party payors, including government agencies, may adversely affect use of the Company's products. The Company believes that the costs associated with accidental needlesticks, however, exceed the procurement costs of safety products such as those of the Company.

         There are numerous proposals to reform the U.S. health care system and the health care systems of various states. Many of these proposals seek to increase government involvement in health care, lower reimbursement rates, contain costs and otherwise change the operating environment for the Company's prospective customers. Health care providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments in new technology and new products, including those of the Company. The Company cannot predict what impact, if any, such proposals or health care reforms might have on the Company's financial condition and results of operations.

         Management/Dependence on Key Personnel/Board. The success of the Company depends upon the skills, experience and efforts of its management and other key personnel. Should the services of one or more members of its present management or other key personnel become unavailable to the Company for any reason, the business of the Company could be adversely affected. There is no assurance that the Company will be able to retain existing employees or attract new employees of the caliber needed to achieve the Company's objectives. The Company has noncompetition agreements in place with its key personnel. The Board currently consists of five members, four of whom are employed by the Company.

         Market Volatility. Market prices of securities of medical technology companies are highly volatile from time to time. The trading price of the Company's securities may be significantly affected by factors such as the announcement of new product or technical innovations by the Company or its competitors, proposed changes in the regulatory environment, or by other factors that may or may not relate directly to the Company. Sales of substantial amounts of Common Stock (including stock which may be issued upon exercise of warrants or stock options), or the perception that such sales may occur, could adversely affect the trading price of the Common Stock.

         No Assurance of Dividends. The Company has never paid dividends on its Common Stock. The payment of dividends, if any, on the Common Stock in the future is at the discretion of the Board and will depend upon the Company's earnings, if any, capital requirements, financial condition and other relevant factors. The Board does not intend to declare any dividends on the Common Stock in the foreseeable future.

         Limitations on Director Liability. The Company's Certificate of Incorporation provides, as permitted by Delaware law, that a director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for any action or failure to take any action, with certain exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of the Company against a director. In addition, the Company has agreed and its Certificate of Incorporation and Bylaws provide, for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law and it has entered into contracts with its directors and officers providing for such indemnification.

         Anti-Takeover Provisions of Certificate and Bylaws. The Certificate of Incorporation of the Company provides for the division of the Board into three classes substantially equal in number. At each annual meeting of stockholders one class of directors is to be elected for a three-year term. Amendments to this provision must be approved by a two-thirds vote of all the outstanding stock entitled to vote; the number of directors may be changed by a majority of the entire Board or by a two-thirds vote of the outstanding stock entitled to vote. Meetings of stockholders may be called only by the Board, the Chief Executive Officer or the President of the Company, and stockholder action may not be taken by written consent. These provisions could have the effect of (i) discouraging attempts at non-negotiated takeovers of the Company which may provide for stockholders to receive a premium price for their stock or (ii) delaying or preventing a change of control of the Company which some stockholders may believe is in their interest.

         Effect of the Issuance of Preferred Stock. The Company has an authorized class of preferred stock, shares of which may be issued with the approval of its Board on such terms and with such rights, preferences and designations as the Board may determine. Issuance of additional series of preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of the Company. In addition, certain "anti-takeover" provisions of the Delaware General Corporation Law, among other things, may restrict the ability of stockholders to effect a merger or business combination or obtain control of the Company and may be considered disadvantageous by some stockholders. Management of the Company presently does not intend to issue any shares of preferred stock. Preferred stock may, however, be issued at some future date which stock might have substantially more than one vote per share or other provisions designed to deter a change in control of the Company. The issuance of such stock to a limited group of management stockholders may vest in such persons absolute voting control of the Company, including, among other things, the ability to elect all of the directors, control certain matters submitted to a vote of stockholders and prevent any change in management despite their performance. Also, preferred stock may have the right to vote upon certain matters as a separate class.

         Current Litigation. In April 1997, the Company entered into an agreement with Leerink Swann & Company ("Leerink"), whereby Leerink agreed to assist the Company in raising funds in a private placement of equity securities. Sufficient funding was deposited into escrow to hold an initial closing, but the closing did not occur. Leerink alleges that the Company refused to close on the placement. The Company alleges that the closing did not occur because Leerink, as a condition precedent to closing, made certain pre-closing demands that went far beyond the terms of the agreement and which demands Company management believes were not in the best interests of the Company or its stockholders. In August 1997, Leerink filed suit in the United States District Court for the District of Massachusetts alleging breach of contract and violation of M.G.L. c.93A, ss.11. Leerink is seeking compensatory damages exceeding $230,000, 113,251 warrants to purchase 113,251 shares of the Company's Common Stock, treble damages and reasonable attorneys' fees and costs. In October 1997, the Company filed a counterclaim alleging breach of contract and violation of M.G.L. c.93A, ss.11. The Company is seeking in excess of $60,000 in money damages, treble damages, reasonable attorneys' fees and costs.

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

         Joint Venture Risks. On the date hereof, SHP and Zerbec are equal owners of QIC, but Zerbec has an option to acquire two-thirds of SHP's current fifty percent (50%) interest in QIC for one dollar because certain funding objectives were not met. The parties are in the process of negotiating an arrangement so that the Zerbec Option will be eliminated or its exercise will be subject to substantial restriction. No assurance can be given, however, that an agreement will be reached that eliminates or materially restricts the exercise of the Zerbec Option or that if such agreement is reached that it will be on terms that are favorable to the Company. The Company estimates that between $3,000,000 and $6,000,000 in new funding will be required by QIC for it to achieve its objectives. There is no assurance that additional funds will be available for QIC to achieve its objectives, or that such funding, if available, will be on terms that are favorable to QIC.

Item 8. Financial Statements and Supplementary Data

         See index to financial statements and financial statement schedules included herein as Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

         Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 18, 1998.

                                                                     With the
         Name             Age           Position                  Company Since

David A. Robinson (1)     54     President, Chairman of the Board,     1993
                                 Chief Executive Officer and
                                 Director

Bradley C. Robinson (1)   28     Vice President - Business             1993
                                 Development and Director

Dr. Gale H. Thorne (1)    65     Vice President - Product              1994
                                 Development and Director

Charles D. Roe            47     Vice President - Finance and          1997
                                 Investor Relations, Chief
                                 Financial Officer, Secretary
                                 and Treasurer

Robert R. Walker          68     Director                              1994
---------------

(1) Member of Executive Committee.

         David A. Robinson. Mr. Robinson is the President, Chief Executive Officer and Chairman of the Board of the Company. He has been a director and officer of the Company since November 1993. From November 1992 to November 1993, Mr. Robinson was President of EPC Products, Inc., a distribution company based in Bountiful, Utah. From 1981 to 1992, Mr. Robinson was President of Royce Photo/Graphics Supply, Inc., a distributor of photographic and graphic arts equipment and supplies based in Glendale, California. He holds a Masters degree in Business Administration and a Masters degree in Management Science from the University of Southern California. Mr. Robinson is an uncle of Bradley C. Robinson, Vice President - Business Development and a director of the Company.

         Bradley C. Robinson. Mr. Robinson is the Vice President - Business Development of the Company. He has been a director and officer of the Company since November 1993. From November 1992 to November 1993, Mr. Robinson was Vice President of EPC Products, Inc., a distribution company based in Bountiful, Utah. Mr. Robinson is a nephew of David A. Robinson, President, Chief Executive Officer, Chairman of the Board and a director of the Company.

         Dr. Gale H. Thorne. Dr. Thorne is the Vice President - Product Development, for the Company. He has been a director since January 1995, and has held his present position as Vice President - Product Development, since October 1994. From 1993 to 1994, Dr. Thorne was a Vice President - Engineering, of Eneco, Inc., a Salt Lake City, Utah corporation engaged in the business of developing cold-fusion products. During Dr. Thorne's tenure at Eneco, Inc., the company was engaged primarily in the business of prosecuting patent applications relating to the cold-fusion technology. From 1989 to 1993, Dr. Thorne was employed as a patent consultant and patent agent with Foster & Foster, a Salt Lake City intellectual property law firm. Dr. Thorne holds twenty-six patents and has published numerous technical publications. He has been a technical consultant and a member of the Board of the Small Business Innovation Program of the State of Utah. Dr. Thorne manages all the patent and product development work for the Company. He holds a Ph.D. in Biophysics from the University of Utah. He is a past president of Thorne, Smith, Astill, Inc., an engineering director for Becton, Dickinson and Company Immunochemistry Division and a vice president and division manager for Varian and Diasonics Ultrasound.

         Charles D. Roe. Mr. Roe is the Chief Financial Officer,  Vice President
- Finance and Investor Relations, Secretary and Treasurer. He was appointed to his position as Chief Financial Officer and Vice-President in November 1997 and has been with the Company since October 1997. Mr. Roe is a certified public accountant licensed in the State of Utah and has principally been engaged in the practice of public accounting since 1976, including four years with Arthur
Andersen LLP. Mr. Roe's public accounting emphasis has been related to the performance of audit services to private and public enterprises along with management and other general business and income tax related services. From June 1995 through October 1997, Mr. Roe worked in association with Jones, Jensen & Co., a certified public accounting firm which is a member of the McGladrey Network of accounting firms, specializing in audits of public companies. Mr. Roe was employed by Wellshire Services, Inc. from June 1993 to June 1995 providing various services to numerous public and private companies in the United States and Europe. From 1987 to October 1997, Mr. Roe has owned and operated a public accounting practice focusing on financial audits, individual and corporate income tax consultation and preparation and other advisory services. Since 1987, Mr. Roe has served on the board of directors and as secretary of Covington Capital Corporation, a privately owned financing business. From June 1995 through November 1996, Mr. Roe was employed by the company providing management services to various companies financed by Covington Capital Corporation. Mr. Roe graduated from the University of Utah with a bachelors of arts degree in accounting.

         Robert R. Walker. Mr. Walker is a director of the Company. Mr. Walker has been a director since March 1994. He is currently self-employed as a consultant in the health care industry primarily in the area of start-up medical device companies. From 1976 to 1992, Mr. Walker was employed by IHC Affiliated Services Division of Intermountain Health Care, a regional hospital company, from which he retired as President of IHC Affiliated Services. He is also a former Chairman of the Board of AmeriNet, Inc., which is a national group purchasing organization for hospitals, clinics, detox/drug centers, emergency, nursing homes, private laboratories, psychiatric centers, rehabilitation facilities, surgical centers and institutions such as schools and prisons. Mr. Walker is a member of the American Hospital Association and the Hospital Financial Management Association. He holds a Bachelor of Science degree in Business Administration.

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

         Based solely on the Company's review of such forms furnished to the Company and representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied with during 1997.

 Item 11. Executive Compensation.


         The tables below set forth certain information concerning compensation paid by the Company to its Chief Executive Officer and all other executive officers with annual compensation in excess of $100,000 (determined for the year ended December 31, 1997) (the "Named Executive Officers"). The tables include information related to stock options granted to the Named Executive Officers.

         Summary Compensation Table. The following table provides certain information regarding compensation paid by the Company to the Named Executive Officers.

                                            SUMMARY COMPENSATION TABLE

                                           Annual Compensation                Long-Term Compensation Awards
                                                                            Restricted  Stock                     All Other
       Name and                 Salary      Bonus          Other Annual     Stock       Options/    LTIP        Compensation
   Principal Position     Year    ($)(1)      ($)(2)    Compensation($)(3)  Awards ($)    SAR(#)    Payouts($)     ($)(4)
   ------------------     ----    ------      ------    ------------------  ----------    ------    ----------     ------
David A. Robinson,        1995   193,590      25,000           ---          666,666(5)  300,000(6)     ---          1,192
President, CEO, Chairman  1996   240,000       ---            8,000            ---         ---         ---          2,777
of the Board and          1997   240,000       ---            4,750            ---         ---         ---          4,150
Director

Bradley C. Robinson, VP,  1995   148,590      25,000           ---          666,666(5)  300,000(7)     ---            374
Business Development and  1996   160,000       ---            5,333            ---         ---         ---            898
Director                  1997   160,000       ---            4,750            ---         ---         ---          1,952

Dr. Gale H. Throne, VP    1995   128,333      25,000           ---             ---       57,000(7)     ---            ---
Product Development and   1996   150,000       ---            4,640            ---       40,000(7)     ---             72
Director                  1997   150,000       ---            4,750            ---         ---         ---            429
---------------

(1) All amounts paid as salary were paid pursuant to the Company's obligations under employment contracts with the above individuals. These employment contracts have been amended from time to time during the periods set forth above. The annual salaries of the Named Executive Officers, as set forth in their employment contracts, are $240,000 for Mr. David A. Robinson, $160,000 for Mr. Bradley C. Robinson and $150,000 for Dr.
     Gale H. Thorne.
(2) The cash bonuses were awarded by the Company in recognition of the recipients' contributions toward completion of the Acquisition.
(3) These amounts represent payments by the Company into its 401(k) retirement plan for the benefit of the Named Executive Officer.
(4) These amounts represent the amounts paid by the Company for term life insurance on the lives of the Named Executive Officer with insurance proceeds payable to the beneficiary designated by the Named Executive Officer. These insurance policies have no cash surrender values.

(5)  These are earn-out shares.
(6) Options issued pursuant to the NQSOP; options to purchase 87,500 shares were exercised on January 10, 1997.
(7)  Options issued pursuant to the NQSOP.

                                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                                           FISCAL YEAR END OPTION VALUES

                                                                  Number of Securities          Value of Unexercised
                                                                 Underlying Unexercised             In-the-Money
                                                                 Options/SARs at Fiscal        Options/SARs at Fiscal
                                  Shares                               Year-End                     Year-End($)
                               Acquired On         Value             (Exercisable/                  (Exercisable/
               Name            Exercise (#)    Realized ($)          Unexercisable)               Unexercisable)(1)
               ----            ------------    ------------     ------------------------          -----------------
       David A. Robinson           87,500        $92,969(2)           212,500(3)/0                       ---

       Bradley C. Robinson          ---              ---              300,000(3)/0                       ---

       Dr. Gale H. Thorne           ---              ---              115,000(4)/0                    $22,230/---
---------------

(1) The closing price of the Company's Common Stock on December 31, 1997, was $1.625 per share.
(2) Options exercisable for 87,500 shares of the Company's Common Stock at $2.00 per share were exercised on January 10, 1997, on which date the closing price of the Common Stock was $3.0625 per share.
(3) Options  exercisable at $2.00 per share.
(4) Represents 18,000 options currently exercisable at an exercise price of $.39 per share; 57,000 options currently exercisable at $2.00 per share; and 40,000 options currently exercisable at $2.625 per share. Does not include SHPI Warrants to purchase 200,000 shares of Common Stock that were issued to Dr. Thorne in January 1998. See "Certain Relationships and Related Transactions."

Compensation of Directors

         No cash fees or other consideration was paid to non-employee directors of the Company by the Company for service on the Board during 1997. During 1994, the non-employee members of the Board received shares of Common Stock as compensation for serving on the Board of SHP. In 1995 and 1996, the Company granted to non-employee directors under the NQSOP stock options to purchase shares of Common Stock. The Company has made no other agreements regarding compensation of non-employee directors. Directors of the Company who are also officers of the Company receive no additional compensation for their service as directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as Board members.

Employment and Indemnity Agreements

         The Company has entered into employment agreements with each of Mr. David A. Robinson, Mr. Bradley C. Robinson and Dr. Gale H. Thorne (collectively, the "Senior Executives"). These employment agreements, which have been amended from time to time, provide that (i) Mr. David A. Robinson receive a salary of $240,000 per year, Mr. Bradley C. Robinson receive a salary of $160,000 per year, and Dr. Gale H. Thorne receive a salary of $150,000 per year; (ii) the Senior Executives' employment agreements are for terms of three years, expiring on November 3, 2000; (iii) the Senior Executives are entitled to a reasonable car allowance; (iv) if the employment of a Senior Executive is terminated by reason of disability or other than for cause, the salary of such Senior Executive will continue for the full term of the agreement; (v) if a Senior Executive is terminated for cause, the salary of such Senior Executive ceases as of the date of termination; (vi) the Company will provide each Senior Executive with up to $1,000,000 of term life insurance while the Senior Executive is employed by the Company; and (vii) the Senior Executives shall keep all proprietary information relating to the business of the Company confidential both during and after the term of the agreements. With one exception, the Company does not have employment agreements with any of its other executive officers or key employees.

         The Company has entered into indemnity agreements (the "Indemnity Agreements") with each of its executive officers and directors pursuant to which the Company has agreed to indemnify the officers and directors to the fullest extent permitted by law for any event or occurrence related to the service of the indemnitee as an officer or director of the Company that takes place prior to or after the execution of the Indemnity Agreement. The Indemnity Agreements obligate the Company to reimburse or advance expenses relating to any proceeding arising out of an indemnifiable event. Under the Indemnity Agreements, the officers and directors of the Company are presumed to have met the relevant standards of conduct required by Delaware law for indemnification. Should the Indemnity Agreements be held to be unenforceable, indemnification of these officers and directors may be provided by the Company in certain cases at its discretion.

401(k) Retirement Plan

         Effective in 1996, the Company adopted a 401(k) retirement plan whereby the Company contributes five percent of payroll compensation to the plan and matches employee contributions to the plan on a dollar for dollar basis up to the maximum contribution allowed by applicable tax law. The Named Executive Officers have invested all of the funds in their 401(k) accounts in common stock of the Company.

Indemnification for Securities Act Liabilities

         Delaware law authorizes, and the Company's Bylaws and Indemnity Agreements provide for, indemnification of the Company's directors and officers against claims, liabilities, amounts paid in settlement and expenses in a variety of circumstances. Indemnification for liabilities arising under the Act may be permitted for directors, officers and controlling persons of the Company pursuant to the foregoing or otherwise. However, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Stock Options and Warrants

         During 1994, the Board of SHP approved the SHP NQSOP. Options granted under the SHP NQSOP were required to have exercise prices not less than the fair market value of the underlying stock at the date of grant as determined by SHP's Board of Directors. The number of shares, terms and exercise period of options granted under the SHP NQSOP were determined by the SHP Board of Directors on an option-by-option basis. On the date of the Acquisition, all options issued under the SHP NQSOP became obligations of the Company and the SHP NQSOP was terminated. As of March 18, 1997, options to acquire an aggregate of 18,000 shares of Common Stock were outstanding in connection with the SHP NQSOP. Options issued under the SHP NQSOP expire in 1999.

         On September 1, 1995, the Company adopted the NQSOP and has reserved 1,500,000 shares of Common Stock for the possible exercise of options under the plan. The exercise price of options granted under the NQSOP must be not less than the fair market value of the underlying stock at the date of grant as determined by the Board. Options granted under the NQSOP expire five years from the date of grant. As of March 18, 1998, options to acquire an aggregate of 1,463,500 shares of Common Stock at exercise prices ranging from $2.00 to $2.625 per share had been granted and are presently outstanding (not including options granted under the SHP NQSOP).

Possible Delisting of Securities from Nasdaq System.

         The Company's common stock is currently traded on the Nasdaq Small-Cap Market System. In order to continue to qualify its stock for quotation on the Nasdaq Small-Cap Market under recently adopted rules, a company must have, among other things, $2 million in net tangible assets, a market capitalization of $35 million or annual net income of $500,000. The Company is also required to have a minimum of two independent directors and an audit committee, a majority of which are independent directors, and a minimum bid price of at least $1. Except as described below, the Company believes it is currently in compliance with Nasdaq Small-Cap Market listing requirements. There is no assurance that the Company will continue to qualify for listing.

         The Company currently does not meet the Nasdaq Small-Cap Market listing requirements because it has only one independent director and does not have an audit committee. The Company intends to bring itself into compliance with the listing requirements by bringing on an additional independent director and then forming an audit committee, a majority of the members of which will be independent directors. The Company is currently working with Nasdaq to develop a time frame within which the Company must bring itself into compliance with such listing requirements. If the Company is not able to bring itself into compliance within such timeframe, it could be delisted. In the event of delisting, trading, if any, in the Company's securities would be expected to be conducted in the over-the-counter market in what is commonly referred to as the "pink sheets" or the "Electronic Bulletin Board." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's securities. The loss of continued price quotations as provided by the Nasdaq System could also cause a decline in the price of the Common Stock, a loss of news coverage of the Company and difficulty in obtaining subsequent financing.

Compensation Committee Interlocks and Insider Participation

         No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 18, 1998, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors,
(iii) each of the Company's Named Executive Officers (defined below), and (iv) all directors and executive officers as a group. As of March 18, 1997, the Company had 12,271,440 shares of common stock outstanding.

                           Shares
  Name and Address      Beneficially   Percentage of
of Beneficial Owner(1)    Owned(2)       Total(2)         Position


David A. Robinson(3)       641,925          5%         President, CEO, Chairman
                                                       of the Board and Director

Bradley C. Robinson(4)     639,541          5%         Vice President - Business
                                                       Development and Director

Dr. Gale H. Thorne(5)      381,655          3%         Vice President - Product
                                                       Development and Director

Robert R. Walker(6)        113,000          1%         Director


Executive Officers and   1,776,121         14%
Directors as a Group
(five persons)

John T. Clarke(7)          647,121          5%
Thatchetts Camp Road
Gerrards Cross
Buckinghamshire, England

Capital Growth             938,040          7%
International, LLC(8)
11601 Wilshire Boulevard,
Suite 500
Los Angeles, CA 90025

Johnson & Johnson        1,000,000          8%
Development Corporation(9)
One Johnson & Johnson
Plaza, New Brunswick, NJ
08933

Asdale Ltd(10)             750,000          6%
44 Lowndes Street
London, England
--------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.
(2) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(3) Includes 417,719 shares and stock options to purchase 212,500 shares. Also includes 11,706 shares purchased through the Company's 401(k) plan. Does not include the earn-out shares. See "--Long-Term Incentives and Executive Compensation."
(4) Includes 330,219 shares and stock options to purchase 300,000 shares. Also includes 9,322 shares purchased through the Company's 401(k) plan. Does not include the earn-out shares. See "--Long-Term Incentives and Executive Compensation."
(5) Includes 18,000 shares, stock options to purchase 115,000 shares, Series A Warrants to purchase 15,000 shares and SHPI Warrants to purchase 200,000 shares. Also includes 25,000 shares that Dr. Thorne is deemed to beneficially own through a trust and 8,655 shares purchased through the Company's 401(k) plan. See "Certain Relationships and Related Transactions."
(6) Includes stock options to purchase 50,000 shares. Also includes 63,000 shares that Mr. Walker is deemed to beneficially own through a trust.
(7) Includes 163,000 shares, stock options to purchase 300,000 shares and Series A Warrants to purchase 3,000 shares. Also includes 123,465 shares, Series A Warrants to purchase 18,000 shares and Series B Warrants to purchase 21,841 shares owned by his spouse; and 18,000 shares owned by a minor child, all of which he is deemed to beneficially own. Does not include the earn-out shares. See Long-Term Incentives and Executive Compensation.
(8) Includes Series B Warrants to purchase 918,040 shares and stock options to purchase 20,000 shares.
(9) Includes 1,000,000 shares. Does not include 1,000,000 Series D Warrants that are not exercisable until October 1, 1998.
(10) Includes 750,000 shares. Does not include 750,000 Series D Warrants that are not exercisable until October 1, 1998.

         The Company is not aware of any arrangements, the operation of which may, at a subsequent date, result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions.

         Dr. Gale H. Thorne, a director and officer of the Company, was entitled to a royalty of two and one-half percent on the Company's gross revenues received from the sale of products utilizing the ExtreSafe(R) medical needle withdrawal, blood collection device and intravenous flow gauge technologies (collectively, the "Thorne Products"). These royalties were agreed to in 1994 in exchange for Dr. Thorne's assignment to the Company of intellectual property rights he owned prior to his involvement with the Company, which intellectual property rights relate to the Thorne Products. In addition, the Company was required under the agreement to pay Dr. Thorne minimum royalty payments of not less than $435,000 over a six year period beginning in 1998. Minimum royalty payments in 1998 and 1999 totaled in the aggregate $195,000. As a condition of the January Private Placement, in January 1998 Dr. Thorne released the Company from all royalty obligations relating to Thorne Products in exchange for the issuance of 750,000 SHPI Warrants to Dr. Thorne and his assigns.

         The law firm of Blackburn & Stoll, LC provides legal services to the Company. Eric L. Robinson, a member of that firm, is the brother of Bradley C. Robinson.

         In January 1997, David A. Robinson, a director and officer of the Company exercised options to purchase 87,500 shares of the Company's common stock in order to provide needed working capital for the Company. Mr. Robinson obtained the funds to exercise the options by margining shares of the Company's stock that he owned and all of the proceeds from the margin transaction went to the Company. In August 1997, his margin was called and Mr. Robinson borrowed $182,577 from the Company to pay the margin call. In December 1997, Mr. Robinson repaid in full the $182,577 principal amount plus interest thereon at eight percent per annum.

         In December 1997, the Company entered into a development and license agreement with Johnson & Johnson Medical, Inc. to commercialize two applications of the ExtreSafe(R) safety needle technology. The J&J Agreement provides for monthly development payments by J&J, sharing of field related patent costs, payments for initial periods of low volume manufacturing, an ongoing royalty stream and a J&J investment in molds, assembly equipment and other capital costs related to commercialization of each product. The J&J Agreement also provides for an ongoing joint cooperative program between the Company and J&J which derives future funding directly from sales of Company created products, low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which are jointly approved for development. In connection with the J&J Agreement, Johnson & Johnson Development Corporation purchased $2,000,000 of Company securities in a private placement that closed in January 1998.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      The following documents are filed as part of this report:

                  (1) Financial Statements

                  Listed on page F-1.

                  (2) Financial Statement Schedules

                  None required.

         (b)      Reports on Form 8-K

                  One report on Form 8-K, dated December 22, 1997, was filed on February 10, 1998, reporting the J&J Agreement.

     (c)  Exhibits

                  Listed on page 41 hereof.




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SPECIALIZED HEALTH PRODUCTS
                                            INTERNATIONAL, INC.
                                            (Registrant)


Date: March 30, 1998                        By  /s/ David A. Robinson
      -------------------                      ----------------------
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

       Signature           Title                                      Date


/s/ David A. Robinson      President, Chief Executive Officer     March 30, 1998
----------------------     and Director (Principal Executive
David A. Robinson          Officer


/s/ Bradley C. Robinson    Director and Vice President            March 30, 1998
-----------------------
Bradley C. Robinson


/s/ Charles D. Roe         Vice President, Chief Financial        March 30, 1998
-----------------------    Officer, Secretary and Treasurer
Charles D. Roe             (Principal Financial and Accounting
                           Officer)


/s/ Gale H. Thorne         Director and Vice President            March 30, 1998
-----------------------
Gale H. Thorne

/s/ Robert R. Walker       Director                               March 30, 1998
-----------------------
Robert R. Walker

                                  EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION OF EXHIBIT

  3(i).1               Restated  Certificate  of  Incorporation  of the Company.
                       (Incorporated by reference to Exhibit 3(i).1 of the Company's current report on Form 8-K, dated July 28,
                       1995)

  3(i).2 Certificate of Amendment of Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i).2 of the Company's Form 10-K, dated December 31,
                       1996).

  3(i).3 Articles of Incorporation of Specialized Health Products, Inc. ("SHP") (Incorporated by reference to Exhibit 3(i).2 of the Company's Form 10-K, dated December 31, 1995)

  3(i).4 Articles of Amendment of SHP (Incorporated by reference to Exhibit 3(i).3 of the Company's Form 10-K, dated December 31, 1995)

  3(ii).1              Second Amended and Restated Bylaws of the Company.

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

  4.3                  Form of Series D Warrant Certificate

  4.4                  Form of SHPI Warrant Certificate

  10.1                 Form of  Employment  Agreement  with  Executive  Officers
                       (Incorporated  by  reference   to  Exhibit  10.3  of  the
                       Company's Form 10-K, dated December 31, 1995)

  10.2 Form of Indemnity Agreement with Executive Officers and Directors (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-K, dated December 31, 1995)

  10.3                 Form  of  Confidentiality   Agreement   (Incorporated  by
                       reference to Exhibit 10.5 of the Company's Form 10-K, dated December 31, 1995)

  10.4 Joint Venture Agreement between SHP and Zerbec, Inc., dated October 30, 1995 (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-K, dated December 31, 1995)

  10.5 Distribution Agreement between SHP and Becton, Dickinson and Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated August 26, 1996)

  10.6 License Agreement between SHP and Becton, Dickinson and Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated June 4, 1997)

  10.7 Distribution and License Agreement between SHP and Johnson and Johnson Medical, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated December 22, 1997)

  21.1 Schedule of subsidiaries (Incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K, dated December 31, 1995).

  23.1                 Consent  of  Arthur  Andersen  LLP,   Independent  Public
                       Accountants

EXHIBIT NO.                           DESCRIPTION OF EXHIBIT

  23.2                 Consent of KPMG Peat  Marwick LLP, Independent  Certified
                       Public Accountants

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


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page

Report of Independent Public Accountants - Arthur Andersen LLP.............F-2

Independent Auditors' Report - KPMG Peat Marwick LLP.......................F-3

Consolidated Balance Sheets as of December 31, 1997 and 1996...............F-4

Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1996 and 1995 and for the Period
  from Inception to December 31, 1997......................................F-5

Consolidated  Statements of  Stockholders'  Equity (Deficit) for
  the Years Ended December 31, 1997, 1996 and 1995 and
  for the Period from Inception to December 31, 1997.......................F-6

Consolidated  Statements  of Cash Flows for the Years Ended
  December  31, 1997, 1996 and 1995 and for the Period
  from Inception to December 31, 1997......................................F-9

Notes to Consolidated Financial Statements.................................F-11

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Specialized Health Products International, Inc.:

We have audited the accompanying consolidated balance sheets of Specialized Health Products International, Inc. (a Delaware corporation in the development stage) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and the related statements of operations, stockholders' equity (deficit) and cash flows for the period from inception (November 19, 1993) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Specialized Health Products International, Inc. and subsidiary for the period from inception to December 31, 1995. Such statements are included in the cumulative inception to December 31, 1997 totals of the statements of operations, stockholders' equity (deficit) and cash flows and reflect total revenues and net loss of 49 percent and 31 percent, respectively, of the related cumulative totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts for cumulative totals, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Specialized Health Products International, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, and for the period from inception to December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations of $4,305,130, $4,233,677 and $3,039,059 and negative cash flows from operating activities of $1,389,016, $3,558,778 and $2,605,616 during the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997, the Company had an accumulated deficit of $12,225,447. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


ARTHUR ANDERSEN LLP


Salt Lake City, Utah
  February 2, 1998

                          Independent Auditors' Report



The Board or Directors and Stockholders
Specialized Health Products International, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows of Specialized Health Products International, Inc. and subsidiary, (a company in the development stage), for the year ended December 31, 1995 and for the period from November 19, 1993 (date of inception) to December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Specialized Health Products International, Inc. and subsidiary for the year ended December 31, 1995 and for the period from November 19, 1993 (date of inception) to December 31, 1995, in conformity with generally accepted accounting principles.


                                                     KPMG Peat Marwick LLP


Salt Lake City, Utah
February 2, 1996

                            SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                                         (A Company in the Development Stage)

                                              CONSOLIDATED BALANCE SHEETS


                                                          ASSETS

                                                                                                 December 31,
                                                                                           1997               1996
                                                                                           ----               ----
CURRENT ASSETS:
   Cash                                                                                $ 1,441,556        $   252,694
   Accounts receivable                                                                      34,328              1,159
   Inventories                                                                              72,352             15,710
   Prepaid expenses and other                                                               56,891             96,813
                                                                                       -----------        -----------

     Total current assets                                                                1,605,127            366,376
                                                                                       -----------        -----------

PROPERTY AND EQUIPMENT, at cost:
   Manufacturing molds                                                                     812,994            481,553
   Office furnishings and fixtures                                                         352,925            272,220
   Assembly and manufacturing equipment                                                     46,138             33,727
   Construction-in-progress                                                                546,372            564,502
                                                                                       -----------        -----------
                                                                                         1,758,429          1,352,002
   Less accumulated depreciation                                                          (308,000)          (165,025)
                                                                                       -----------        -----------
     Net property and equipment                                                          1,450,429          1,186,977
                                                                                       -----------        -----------

OTHER ASSETS, net                                                                          229,857            295,486
                                                                                       -----------        -----------
                                                                                       $ 3,285,413        $ 1,848,839
                                                                                       ===========        ===========


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                    $   469,948        $   100,686
   Accrued liabilities                                                                     398,022            161,784
   Amounts due to related parties                                                          127,195             73,152
                                                                                       -----------        -----------
     Total current liabilities                                                             995,165            335,622
                                                                                       -----------        -----------

DEFERRED ROYALTY REVENUES                                                                1,750,000                -
                                                                                       -----------        -----------

COMMITMENTS AND CONTINGENCIES (Notes 1,3,4, 5 and 7)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares
     outstanding                                                                                 -                -
   Common stock, $.02 par value; 50,000,000 shares authorized, 10,129,842 and
     8,656,653 shares  outstanding, respectively
                                                                                           202,597            173,133
   Common stock subscriptions receivable                                                  (209,200)          (209,200)
   Additional paid-in capital                                                           12,113,346          9,540,928
   Series C warrants to purchase common stock                                              310,994                  -
   Series D warrants to purchase common stock                                              388,158                  -
   Deferred consulting expense                                                             (40,200)           (40,200)
   Deficit accumulated during the development stage                                    (12,225,447)        (7,951,444)
                                                                                       -----------        -----------
     Total stockholders' equity                                                            540,248          1,513,217
                                                                                       -----------        -----------
                                                                                       $ 3,285,413        $ 1,848,839
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


                            SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                                         (A Company in the Development Stage)

                                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                            Period from
                                                                                                            Inception to
                                                     Year Ended December 31,                                December 31,
                                                    1997                 1996                1995           1997 (Note 1)
                                                 -----------         -----------         -----------        -------------
REVENUES:
   Net product sales                          $      182,363      $       74,563      $      447,844     $       738,026
   Development fees                                  250,000                 -                   -               250,000
                                                 -----------         -----------         -----------        ------------
                                                     432,363              74,563             447,844             988,026

COST OF PRODUCT SALES                                141,857              70,257             294,171             527,954
                                                 -----------         -----------         -----------        ------------
      Gross profit                                   290,506               4,306             153,673             460,072
                                                 -----------         -----------         -----------        ------------

OPERATING EXPENSES:
   Selling, general and administrative
                                                   3,311,222           2,901,434           2,133,021           8,969,149
   Research and development                        1,191,857           1,264,186             804,639           3,551,632
   Write-off of operating assets                      92,557              72,363             255,072             419,992
                                                 -----------         -----------         -----------        ------------
      Total operating expenses                     4,595,636           4,237,983           3,192,732          12,940,773
                                                 -----------         -----------         -----------        ------------

LOSS FROM OPERATIONS                              (4,305,130)         (4,233,677)         (3,039,059)        (12,480,701)
                                                 -----------         -----------         -----------        ------------

OTHER INCOME (EXPENSE):
   Interest income                                    18,236             108,701             135,428             262,602
   Interest expense                                        -                 -               (15,858)            (23,658)
   Other, net                                         12,891              31,588                 -                44,479
                                                 -----------         -----------         -----------        ------------

     Net other income                                 31,127             140,289             119,570             283,423
                                                 -----------         -----------         -----------        ------------

NET LOSS                                          (4,274,003)         (4,093,388)         (2,919,489)        (12,197,278)

LESS PREFERENCE STOCK DIVIDENDS                          -                   -               (11,389)            (28,169)
                                                 -----------         -----------         -----------        ------------

NET LOSS APPLICABLE TO COMMON SHARES             $(4,274,003)        $(4,093,388)        $(2,930,878)       $(12,225,447)
                                                 ===========         ===========         ===========        ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE      $      (.47)        $      (.48)        $      (.69)
                                                 ===========         ===========         ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         9,170,541           8,589,952           4,269,131
                                                 ===========         ===========         ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                                                                                                         Page 1 of 3
         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                      (A Company in the Development Stage)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                            Deficit
                                                                                                                            Accumu-
                                                                                                                            lated
                                                                                                                            During
                                                                         Common                                   Deferred  the
                                                                       Stock Sub-   Additional                    Consul-   Develop-
                            Preferred Stock         Common Stock       scriptions   Paid-in   Series C  Series D  ting      ment
                          Shares     Amount     Shares       Amount    Receivable   Capital   Warrants  Warrants  Expense   Stage
                          ------     ------     ------       ------    ----------   -------   --------  --------  -------   -----
Issuance of common
  stock for cash
  at inception               -   $      -      1,170,000    $  1,300  $      -     $    -    $     -   $    -    $   -    $     -

Net loss                     -          -            -           -           -          -          -        -        -       (3,450)
                       --------- ----------    ---------    --------  ----------   --------   -------   -------  -------  ---------

BALANCE as of
  December 31, 1993          -          -      1,170,000       1,300         -          -          -        -        -       (3,450)

Issuance of
  preferred stock
  for cash             1,440,000    560,000          -           -           -          -          -        -        -          -

Issuance of common
  stock for
  services and
  stock
  subscriptions
  receivable                 -          -        193,500     208,500    (198,500)       -          -        -        -          -

Unpaid dividends on
  preference stock           -          -            -           -           -          -          -        -        -      (16,780)

Net loss                     -          -            -           -           -          -          -        -        -     (906,948)
                       --------- ----------    ---------    --------  ----------   --------   -------   -------  -------  ---------

BALANCE as of
  December 31, 1994    1,440,000    560,000    1,363,500     209,800    (198,500)       -          -        -        -     (927,178)

Issuance of
  preferred stock
  for cash               362,403    604,001          -           -           -          -          -        -        -          -

Issuance of
  common stock for
  stock
  subscriptions
  receivable                 -      $   -         70,000     $  1,400  $(140,000)   $138,600    $  -    $   -    $   -      $   -

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                                                                                                         Page 2 of 3

         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                      (A Company in the Development Stage)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                            Deficit
                                                                                                                            Accumu-
                                                                                                                            lated
                                                                                                                            During
                                                                         Common                                   Deferred  the
                                                                       Stock Sub-   Additional                    Consul-   Develop-
                            Preferred Stock         Common Stock       scriptions   Paid-in   Series C  Series D  ting      ment
                          Shares     Amount     Shares       Amount    Receivable   Capital   Warrants  Warrants  Expense   Stage
                          ------     ------     ------       ------    ----------   -------   --------  --------  -------   -----
Reduction in stock
   subscriptions
   receivable (cash and
   services)                  -    $      -           -     $     -    $  288,500   $     -     $  -    $  -      $  -   $     -

Unpaid dividends on
   preference stock           -           -           -           -           -           -        -       -         -      (11,389)

Exchange of debt
  for common stock            -           -       396,500     386,000         -        99,000      -       -         -          -

Issuance of
  common shares
  to stockholders
  under antidilution
  provisions                  -           -        90,000     180,000         -      (180,000)     -       -         -          -

Business combination   (1,802,403) (1,164,001)  2,102,403    (696,752)        -     1,860,753      -       -         -          -

Issuance of
  common stock for
  cash, net of
  expenses                    -           -     4,256,250      85,125         -     7,193,935      -       -         -          -

Exercise of
  stock options for
  common stock
  subscriptions
  receivable                  -           -       288,000       5,760    (209,500)    203,740      -       -         -          -

Net loss                      -           -           -            -          -           -        -       -         -   (2,919,489)
                         ----------    ------- ----------     --------  ---------    -------     -----    ----     ----------------

BALANCE as of
  December 31, 1995           -      $    -     8,566,653     $171,333  $(259,500) $9,316,028   $  -     $ -       $ -  $(3,858,056)

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                                                                                                         Page 3 of 3
         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                      (A Company in the Development Stage)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                           Deficit
                                                                                                                           Accumu-
                                                                                                                           lated
                                                                                                                           During
                                                                     Common                                   Deferred     the
                                                                    Stock Sub-   Additional                    Consul-     Develop-
                          Preferred Stock         Common Stock      scriptions   Paid-in   Series C  Series D  ting        ment
                         Shares     Amount     Shares     Amount    Receivable   Capital   Warrants  Warrants  Expense     Stage
                         ------     ------     ------     ------    ----------   -------   --------  --------  -------     -----
Cash received for
  stock
  subscriptions
  receivable                 -     $ -           -       $  -   $   50,300    $     -    $    -    $    -       $  -      $     -

Exercise of common
  stock options              -       -        45,000        900        -         16,650       -         -          -            -

Exercise of common
  stock warrants             -       -        45,000        900        -         74,250       -         -          -            -

Grant of stock options
   for consulting
   services                  -       -           -          -          -        134,000       -         -      (40,200)         -

Net loss                     -       -           -          -          -            -         -         -          -     (4,093,388)
                           -----    ---    ---------   --------  ---------     --------   --------  --------  --------  -----------

BALANCE as of
  December 31, 1996          -       -     8,656,653    173,133   (209,200)   9,540,928       -         -      (40,200) (7,951,444)

Exercise of common stock
   options                   -       -       110,000      2,200        -        181,575       -         -         -            -

Issuance of common
   stock and common
   stock warrants for
   cash, net of
   expenses (see
  Note 7)                    -       -     1,263,189     25,264        -      2,180,343   310,994   388,158      -             -

Issuance of common stock
   for services              -       -       100,000      2,000        -        210,500       -         -        -             -

Net loss                     -       -           -          -          -            -         -         -        -      (4,274,003)
                           -----    ---     --------   --------   --------  -----------  --------  --------  -------  -------------

BALANCE as of December
   31, 1997                  -     $ -    10,129,842   $202,597  $(209,200) $12,113,346  $310,994  $388,158 $(40,200) $(12,225,447)
                           =====   ====   ==========   ========  =========  ===========  ========  ======== ========  ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                                                                                                         Page 1 of 2

         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                      (A Company in the Development Stage)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Increase (Decrease) in Cash


                                                                                                              Period from
                                                                                                              Inception to
                                                                     Year Ended December 31,                   December 31,
                                                              1997             1996             1995           1997 (Note 1)
                                                          -----------      -----------       ----------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $ (4,274,003)       $(4,093,388)    $(2,919,489)     $(12,197,278)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                          220,276            203,523          74,542           527,658
        Common stock issued for services                       212,500                  -           8,500            18,500
        Noncash consulting expense                             147,000             93,800             -             453,300
        Loss on disposition of assets                           92,557             72,363         256,363           421,283
        Changes in operating assets and liabilities:
             Accounts receivable                               (33,169)           349,559        (346,247)          (34,328)
             Inventories                                       (56,642)               612         (16,322)          (72,352)
             Prepaid expenses and other                         39,922            (62,796)        (28,581)          (56,891)
             Amounts due from related parties                        -            122,850        (122,850)                -
             Accounts payable                                  369,262            (33,763)         49,794           477,748
             Accrued liabilities                                89,238           (284,690)        438,674           243,222
             Amounts due to related parties                     54,043             73,152             -             127,195
             Deferred royalty revenues                       1,750,000                -               -           1,750,000
                                                          ------------        -----------     -----------      ------------

              Net cash used in operating activities
                                                            (1,389,016)        (3,558,778)     (2,605,616)       (8,341,943)
                                                          ------------        -----------     -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                        (510,656)          (580,468)       (794,434)       (2,173,081)
    Purchase of patents and technology                             -               (2,644)        (64,750)         (356,146)
                                                          ------------        -----------     -----------      ------------

              Net cash used in investing activities
                                                          $   (510,656)       $  (583,112)    $  (859,184)     $ (2,529,227)
                                                          ------------        -----------     -----------      ------------

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                                                                                                         Page 2 of 2
         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                      (A Company in the Development Stage)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Increase (Decrease) in Cash


                                                                                                              Period from
                                                                                                              Inception to
                                                                    Year Ended December 31,                   December 31,
                                                              1997             1996             1995           1997 (Note 1)
                                                          -----------      -----------       ----------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                   $2,389,382        $    92,700      $7,279,060       $ 9,762,442
   Proceeds from issuance of common stock warrants
                                                               699,152                -                -            699,152
   Proceeds from stock subscriptions                               -               50,300         280,000           330,300
   Proceeds from issuance of preferred stock                       -                  -           604,001         1,164,001
   Proceeds from issuance of redeemable preference
     stock                                                         -                  -               -             240,000
   Payments on redeemable preference stock and
     dividends                                                     -                  -          (268,169)         (268,169)
   Net (repayments) borrowings on stockholder loans
                                                                   -                  -          (167,833)          385,000
   Bank overdraft                                                  -                  -           (10,675)              -
                                                            ----------        -----------      ----------       ---------

              Net cash provided by financing
                activities                                   3,088,534            143,000       7,716,384        12,312,726
                                                            ----------        -----------      ----------       -----------

NET INCREASE (DECREASE) IN CASH                              1,188,862         (3,998,890)      4,251,584         1,441,556

CASH AT BEGINNING OF THE PERIOD                                252,694          4,251,584             -                 -
                                                            ----------        -----------      ----------       ---------

CASH AT END OF THE PERIOD                                   $1,441,556        $   252,694      $4,251,584       $ 1,441,556
                                                            ==========        ===========      ==========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

   During the year ended December 31, 1995 and for the period from inception to December 31, 1997, the Company made cash payments for interest of $15,858 and $23,658, respectively.

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:

   During the year ended December 31, 1995 and for the period from inception to December 31, 1997, the Company recorded in-kind dividends on the redeemable preferred stock of $11,389 and $28,169, respectively.

   During the year ended December 31, 1995 and for the period from inception to December 31, 1997, the Company issued common stock for subscriptions receivable of $349,500 and $548,000, respectively.

   During the year ended December 31, 1995 and for the period from inception to December 31, 1997, the Company converted certain stockholder loans and amounts due to stockholders to common stock totaling $485,000 and $485,000, respectively.

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

Development Stage Presentation

The Company is in the development stage and from its inception has incurred losses from operations. During the years ended December 31, 1997, 1996 and 1995, the Company experienced losses from operations of $4,305,130, $4,233,677 and $3,039,059, respectively, and negative cash flows from operating activities of $1,389,016, $3,558,778 and $2,605,616, respectively. As of December 31, 1997, the Company had an accumulated deficit of $12,225,447. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's success in raising sufficient funding, bringing its products to commercialization, reducing costs and entering into favorable contracts with third-party manufacturers and distributors.

As discussed in Note 12, on January 20, 1998, the Company closed a private placement offering wherein the Company raised net proceeds of approximately $4,948,500, of which approximately $3,583,300 was received subsequent to December 31, 1997. The Company believes that the funds generated from the private placement offering, funds from potential product sales, and funds to be generated from development fees and prepaid royalty arrangements (see Note 4), will be sufficient to support the Company's operations through December 31, 1998.

The Company's operating plan includes the possibility of raising additional funds through issuing common stock upon the potential exercise of outstanding warrants and/or through public or private offerings of securities in order for commercialization of its products under development to not be further delayed. Management has negotiated agreements with third parties to assist in the development, financing, manufacturing and distribution of its products under development or near commercialization. In addition, management believes it has the ability to further reduce certain operating costs. Nonetheless, the Company's inability to obtain additional funding, as required, could severely impair its business operations and there can be no assurance that the Company's operating plan will be successful.

The Company is subject to certain other risk factors due to its development stage status, the industry in which it competes and the nature of its operations. Many of these factors may be unforeseen and beyond the Company's control. These risk factors include:

a) The Company has experienced limited sales of its Safety Cradle(R) sharps container and ExtreSafe(R) Lancet Strip products, the Company's only commercialized products. There is no assurance that other products will be commercially viable and no assurance can be given that the Company will have sufficient sales or a sufficient customer base to become profitable.

     The  business  prospects  of the  Company  will be  affected  by  expenses,
     operational  issues  and  uncertainties   frequently   encountered  in  the
     development of a business enterprise in a competitive environment.

b) The Company's need for capital during the next year or more will vary based upon a number of factors, including the rate at which demand for products expands, the level of sales and marketing activities for the Safety Cradle(R) sharps container and ExtreSafe(R) Lancet Strip products and the level of effort needed to develop and commercialize other products utilizing the Company's ExtreSafe(R) medical needle withdrawal technology. If additional funds are not successfully raised, the lack of liquidity will likely have a material adverse effect on the Company.

c) The Company's Safety Cradle(R) sharps container and ExtreSafe(R) Lancet Strip products are each produced by a single manufacturer. If one of the Company's manufacturers fails to perform its obligations in a timely and satisfactory manner or if there is a change in the Company's manufacturers, it could have a material adverse effect on the Company. There can be no assurance that the Company would be successful in replacing its current manufacturers on terms favorable to the Company. Likewise, there can be no assurance that the Company will be successful in finding additional manufacturers to manufacture its products on favorable terms should product demand increase. The Company, however, owns the molds and automated equipment which can be moved to different manufacturers.

d) The Company is dependent on one distributor for the distribution of its Safety Cradle(R) sharps container products and one for its ExtreSafe(R) Lancet Strip, and anticipates that it will be dependent on third parties for the distribution of follow-on products.

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

g) The Company's safety medical products may not be accepted by the market. Market acceptance of the Company's products will depend in large part upon the Company's ability to demonstrate the operational advantages, safety, efficacy, and cost-effectiveness of its products compared to competing products and its ability to distribute through major medical distributors.

h) The Company's future success depends in part on its ability to protect its intellectual property and maintain the proprietary nature of its technology through a combination of patents and other intellectual property arrangements. Currently, the Company owns six Safety Cradle(R) related patents, two patents associated with its ExtreSafe(R) Lancet Strip and six patents which protect its ExtreSafe(R) needle withdrawal technology. There can be no assurance that the protection provided by patents will be broad enough to prevent competitors from introducing similar products or that such patents, if challenged, will be upheld by the courts of any jurisdiction.

i) The sale of medical devices entails an inherent risk of liability in the event of product failure or claim of harm caused by product operation. There can be no assurance that the Company will not be subject to such claims, that any claims will be successfully defended or if the Company is found liable, that the claim will not exceed the limits of the Company's insurance. The Company currently maintains product liability insurance; however, there is no assurance that the Company will be able to maintain adequate product liability insurance with acceptable terms in the future.

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

k) The Company is highly dependent upon the efforts and abilities of certain of its senior management personnel. The loss of any of these individuals could have a material adverse effect on the Company, its operations and its prospects.

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

At the closing of the business combination, the 300,000 shares of Russco's common stock previously outstanding (as adjusted for a reverse stock split) remained outstanding as common stock of the Company and Russco issued 3,602,403 shares of its common stock for all of the issued and outstanding shares of SHP's common stock and preferred stock. The business combination was treated as a reverse merger for accounting purposes. SHP was determined to be the acquiring company even though Russco issued its common shares to acquire SHP because the stockholders of SHP received the significant majority of the outstanding common stock of the Company. In addition, management of SHP became the management of the Company. Because Russco had limited operations, the business combination was accounted for as a purchase transaction with the net assets of Russco (which were insignificant) being recorded at their fair value at the date of closing and operating results of Russco prior to the business combination not being included with the historical operating results of SHP.

Contemporaneously with the business combination, SHP engaged in a private placement of securities wherein 4,376,250 shares of the Company's common stock were issued for consideration of approximately $7,519,100, net of offering costs, as more fully discussed in Note 7.


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

Cash

Cash is comprised of checking and money market accounts at a bank. As of December 31, 1997 and 1996, the Company had demand deposits at a bank in excess of the $100,000 limit for insurance by the Federal Deposit Insurance Corporation.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

Inventory consisted of the following at December 31, 1997 and 1996:

                                          1997             1996
                                        -------          -------

         Raw materials                  $19,973          $   -
         Work in process                  4,555           15,710
         Finished goods                  47,824              -
                                        -------          -------

                                        $72,352          $15,710
                                        =======          =======

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

Other Assets

Other assets consist primarily of purchased technology rights and patents, and related patent costs such as outside legal fees. These costs are being amortized on a straight-line basis over seven years. Accumulated amortization totaled approximately $221,000 and $155,400 at December 31, 1997 and 1996, respectively. Management evaluates the recoverability of these costs on a periodic basis, based on sales of the product related to the technology, existing or expected sales contracts, revenue trends and projected cash flows.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of future undiscounted net cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. As of December 31, 1997, the Company does not consider any of its long-lived assets to be impaired.

Revenue Recognition

Sales are recognized when product is shipped to the customer, development fees are recognized in the period related services are performed and deferred royalty revenues are recognized as revenues as sales of the related products are made.

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

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 130 requires an "all-inclusive" approach which specifies that all revenues, expenses, gains and losses recognized during the period be reported in income regardless of whether they are considered to be results of operations of the period. SFAS No. 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. The Company will present its financial statements in accordance with these pronouncements in 1998.

Basic and Diluted Net Loss Per Common Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," as a result of the Company incurring net losses for all periods presented, both basic and diluted net loss per common share are based on the weighted average number of common shares outstanding. Stock options, warrants and preferred shares prior to conversion are not included in the calculation of diluted net loss per common share because their inclusion would be antidilutive, thereby reducing the net loss per common share.

Reclassifications

Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the current year presentation.


(3)      INVESTMENT

In October 1995, the Company entered into a Joint Venture Agreement (the "Agreement") with Zerbec, Inc. ("Zerbec"), a Texas corporation. Under the terms of the Agreement, the Company and Zerbec formed Quantum Imaging Corporation (the "Venture" or "QIC"), a Utah corporation, to develop, manufacture, distribute and market products and technologies using a patented solid state filmless digitized imaging system. For a 50 percent interest in the Venture (before dilution by potential financing investors), the Company was obligated to pay the Venture $15,000 a month, which in turn was paid to Zerbec to perform research and development on the Venture's behalf through March 31, 1997. The Company was also obligated to pay the general and administrative expenses of the Venture up to $15,000 per month through March 31, 1997. Subsequent to March 31, 1997, the Company continued to pay certain research and development and general and administrative expenses of the Venture. The Company contributed total capital to the Venture of approximately $237,300 and $435,200 during 1997 and 1996, respectively, all of which the Company expensed and the Venture used to fund research and development and to cover administrative expenses. The Company accounts for the Venture using the equity method. Assets and liabilities of the Venture were insignificant as of December 31, 1997 and 1996.

At present, the Company and Zerbec are equal owners of QIC, but Zerbec has an option to acquire two-thirds of the Company's current fifty percent interest in QIC for one dollar (the "Zerbec Option") because certain funding objectives were not met. The parties are in the process of negotiating an arrangement so that the Zerbec Option will be eliminated or its exercise will be subject to substantial restriction. No assurance can be given, however, that an agreement will be reached that eliminates or materially restricts the exercise of the Zerbec Option or that if such agreement is reached that it will be on terms that are favorable to the Company. The Company estimates that between $3,000,000 and $6,000,000 in new funding will be required by QIC for it to achieve its objectives.


(4)      SIGNIFICANT DISTRIBUTION AND LICENSE AGREEMENTS

Becton, Dickinson and Company Distribution and License Agreements

In August 1996, the Company entered into an exclusive distribution agreement with Becton Dickinson and Company Sharps Disposal Systems ("BDSDS") relating to the Company's Safety Cradle(R) sharps container products. The agreement granted BDSDS an exclusive worldwide right to market and distribute the Company's sharps containers products for an initial term of three years. The first sales pursuant to the agreement occurred in the first quarter of 1997; however, as a result of BDSDS's failure to meet minimum purchase requirements set forth in the agreement, the Company notified BDSDS of its intent to terminate the agreement during 1997. In November 1997, the agreement was amended whereby the term was extended to May 1998, upon which date the agreement will again be terminated unless otherwise agreed in writing. Sales of the Safety Cradle(R) sharps containers through December 31, 1997 have been minimal.

In May 1997, the Company entered into an exclusive license agreement with Becton Dickinson and Company Infusion Therapy Division ("BDIT") relating to a single application of the Company's ExtreSafe(R) safety needle withdrawal technology (the "Technology"). Pursuant to the terms of the agreement, BDIT paid $1,750,000 to the Company in June 1997, $250,000 in September 1997 and is required to make an additional payment of $2,000,000 upon the earlier of the date of the first sales by BDIT of a product utilizing the Technology or April 5, 1998. Of these total payments, $3,750,000 represents prepaid royalties and $250,000 represents a one-time product development fee. BDIT is also required to pay ongoing royalties to the Company based on sales of products utilizing the Technology. In addition, beginning in BDIT's fiscal year 2002, BDIT is required to pay minimum royalties in order to maintain exclusive rights under the agreement.

Alliance Medical Distribution Agreement

The Company entered into a distribution agreement with New Alliance of Independent Medical Distributors, Inc., dba Alliance Medical, effective September 9, 1997. The agreement provided for the Company to manufacture and Alliance Medical to market and sell the ExtreSafe(R) Lancet Strip on an exclusive basis in hospitals, alternate sites and consumer markets in the United States. The initial term of the agreement is for a period of three years with annual renewal terms thereafter. Effective March 1, 1998, the agreement was converted to a non-exclusive agreement with no sales minimums so that the Company can pursue additional sources of distribution. There is no assurance that the Company will realize significant sales under the agreement or that the Company will enter into any other arrangements with respect to the marketing and distribution of ExtreSafe(R) Lancet Strips. Manual production and sales of the ExtreSafe(R) Lancet Strip began in the first quarter of 1997 and automated production is projected to commence in 1998. Sales of the ExtreSafe(R) Lancet Strips through December 31, 1997 have been minimal.

Johnson & Johnson Medical, Inc. Development and License Agreement

On December 22, 1997, the Company entered into an agreement (the "Development and License Agreement") with Johnson & Johnson Medical, Inc. ("J&J") to commercialize two applications of the Company's ExtreSafe(R) Safety needle technology in one restricted field-of-application of the technology. The Development and License Agreement provides for monthly development payments by J&J, sharing of field related patent costs, payments for initial periods of low volume manufacturing, an ongoing royalty stream and a J&J investment in molds, assembly equipment and other capital costs related to commercialization of each product.

The Development and License Agreement also provides for an ongoing joint cooperative program between J&J and the Company which derives future funding directly from sales of Company created products, low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which are jointly approved for development.


(5)      COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases office space, equipment, and vehicles under noncancelable operating leases. The following summarizes future minimum lease payments under operating leases at December 31, 1997:

                 Year Ending December 31,

                               1998          $64,400
                               1999           16,000
                                             -------

                                             $80,400
                                             =======

Rental expense for the years ended December 31, 1997, 1996 and 1995 totaled approximately $80,300, $72,000 and $67,100, respectively.

Royalty Agreements

In connection with acquiring technology rights and patents, the Company entered into various royalty agreements. Generally, the agreements call for royalties to be paid based on various percentages of revenues generated from the related technologies or patents.

In order to maintain certain licenses, the Company is obligated to pay future minimum royalties, which royalties may be used to satisfy percentage royalty requirements. The following summarizes future minimum royalties at December 31, 1997:

                      Year Ending December 31,

                                1998                 $ 45,000
                                1999                   25,000
                                2000                   25,000
                                2001                   25,000
                                2002                   25,000
                                                     --------

                                                     $145,000
                                                     ========

As the Company has not generated any revenue from licensed technology rights and patents at December 31, 1997, no royalties have been accrued or paid.

Subsequent to December 31, 1997, the Company issued 750,000 common stock warrants with an exercise price of $2.00 to a director and officer of the Company and his assigns in consideration of the Company's release from its obligations under certain royalty agreements (see Notes 11 and 12). Therefore, those royalty obligations are not included in the future minimum royalties above.

Employment Agreements

The Company has entered into employment agreements with three of its key executives. The agreements are each for a term of three years and provide for an annual aggregate base salary of $550,000 to be reviewed annually by the Board of Directors and adjusted as deemed appropriate. Upon termination of employment without cause, salary and certain benefits will continue to be paid through the expiration of the applicable agreement. The agreements have customary provisions for other benefits and include noncompetition clauses.

Litigation

In April 1997, the Company entered into an agreement with Leerink Swann & Company ("Leerink"), whereby Leerink agreed to assist the Company in raising funds in a private placement of equity securities. Sufficient funding was deposited into escrow to hold an initial closing, but the closing did not occur. Leerink alleges that the Company refused to close on the placement. The Company alleges that the closing did not occur because Leerink, as a condition precedent to closing, made certain pre-closing demands that went far beyond the terms of the agreement and which demands Company management believes were not in the best interest of the Company or its stockholders. In August 1997, Leerink filed suit in the United States District Court for the District of Massachusetts alleging breach of contract. Leerink is seeking money damages, warrants to purchase shares of the Company's common stock, attorneys' fees and costs. Thereafter, the Company filed a counterclaim also alleging breach of contract. The Company is seeking money damages, attorneys' fees and costs. The Company believes that Leerink's claims are without merit and that the Company will ultimately prevail. The litigation is in the early stages, is subject to all of the risks and uncertainties of litigation and thus there is no assurance that the Company will be successful in this lawsuit or that the lawsuit will be resolved on acceptable terms, and the Company may incur significant costs in asserting its claims and defenses. As of December 31, 1997, management, after consultation with legal counsel, believes that the potential liability to the Company under such action will not materially affect the Company's consolidated financial position or results of operations.

(6)      STOCK OPTIONS

During 1994, the Board of Directors of SHP approved a nonqualified stock option plan (the "SHP Option Plan") for its officers, directors and employees, and authorized 396,000 shares of common stock for issuance. During 1994, options to acquire 396,000 common shares were granted at prices ranging from $.39 to $1.11 per share. The exercise prices of the options were equivalent to the estimated fair market value of the underlying stock as determined by SHP's Board of Directors at the dates of grant. No options were exercised or lapsed during 1994. On the date of the business combination, as discussed in Note 1, all of the options issued under the SHP Option Plan became outstanding obligations of the Company. On September 1, 1995, options to acquire 288,000 shares were exercised, primarily by directors and officers of the Company, from which the Company received $209,500 in non-interest bearing common stock subscriptions receivable. All common stock subscriptions receivable are due upon demand. During 1996, options to acquire 45,000 shares were exercised at $.39 per share and 22,500 options were canceled. The remaining 40,500 options became exercisable during 1997, of which 22,500 were exercised at $.39 per share. As of December 31, 1997, 18,000 options are exercisable at $.39 per share.

Effective September 1, 1995, the Company's Board of Directors approved the adoption of the Specialized Health Products International, Inc. Stock Option Plan (the "Option Plan"). The Option Plan is a nonqualified stock option plan and is administered by the Board of Directors. The Option Plan provides for the issuance of 1,500,000 shares of common stock to officers, directors, other key employees and consultants which number may be adjusted from time to time by the Board of Directors. The options will be granted at not less than 100 percent of the fair market value of the underlying common stock on the date of grant. The options are exercisable for the period as defined by the Board of Directors at the date granted; however, no stock option will be exercisable more than five years from the date of grant.

As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), the Company applies APB Opinion No. 25 ("APB No. 25") and related interpretations in accounting for certain aspects of its stock-based compensation plans. Accordingly, no compensation cost has been recognized for stock options granted to officers, directors and other key employees as options were granted at the intrinsic fair market value.

The Company recognized $147,000, $93,800 and $0 of consulting expense during 1997, 1996 and 1995, respectively, related to certain options and warrants granted to nonemployee consultants in accordance with SFAS No. 123.

Had compensation cost been determined based on the fair value at the grant date for awards under its plans consistent with the method prescribed by SFAS No. 123, the Company's net loss and basic and diluted net loss per common share would have been increased to the pro forma amounts presented below:

                                            1997            1996       1995
                                         ----------      ---------- -------

Net loss:                   As reported  $(4,274,003)  $(4,093,388) $(2,930,878)
                            Pro forma     (4,445,885)   (4,130,140)  (3,841,677)

Basic and diluted net loss
  per common share:         As reported     (.47)          (.48)       (.69)
                            Pro forma       (.48)          (.48)       (.90)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company's plans as of December 31, 1997, 1996 and 1995, and changes during the years ended on those dates is presented below:


                                          1997                                  1996                            1995
                                  ----------------------               ----------------------            ------------
                                                Wtd. Avg.                        Wtd. Avg.                       Wtd. Avg.
                                                Exercise                         Exercise                         Exercise
                                   Shares         Prices             Shares        Prices           Shares         Prices
                                   ------         ------             ------        ------           ------         ------
Outstanding at beginning
  of year
                                  1,531,500       $2.10           1,279,810        $1.95             396,000        $ .67
Granted                              60,000        2.16             319,190         2.63           1,171,810         2.00
Exercised                          (110,000)        .88             (45,000)         .39            (288,000)         .73
Forfeited                               -                           (22,500)         .39                 -
                                 ----------                      ----------                       --------
Outstanding at
  end of year                     1,481,500        2.11           1,531,500         2.10           1,279,810         1.95
                                 ==========                      ==========                       ==========

Exercisable at
  end of year                     1,217,405        2.06           1,187,000         2.04           1,117,000         2.00
                                 ==========                      ==========                       ==========

Weighted average
  fair value of
  options granted               $     1.00                       $     1.24                       $      .82
                                ==========                       ==========                       ==========

The following table summarizes information about the stock options outstanding at December 31, 1997:

                                    Options Outstanding                                Options Exercisable
                                 Number           Wtd. Avg.                           Number
           Range of            Outstanding        Remaining        Wtd. Avg.        Exercisable         Wtd. Avg.
           Exercise            at December       Contractual       Exercise         at December         Exercise
           Prices               31, 1997            Life            Price           31, 1997             Price
        -------------          -----------       -----------       ---------        -----------         -------

        $    .39                     18,000      1.57 years          $   -                18,000            $ .01
            2.00                  1,084,310      2.67                 1.46             1,056,905             1.74
            2.06                     50,000      4.79                  .07                   -                 -
            2.63                    329,190      3.78                  .58               142,500              .31
                                  ---------                          -----             ---------            -----
        $.39 to 2.63              1,481,500      2.97 years          $2.11             1,217,405            $2.06
                                  =========                          =====             =========            =====


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: risk-free interest rate of
6.0 percent, 5.95 percent and 5.95 percent, respectively; expected lives of 3 years, 2.3 years and 2.3 years, respectively; expected dividend yields of zero percent in all years; expected volatility of 68 percent in all years.

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

During 1995, the Company issued warrants to a nonaffiliated stockholder of the Company to purchase 45,000 shares of common stock at $1.67 per share. The warrants were exercised in full during 1996. There were no other Series A or Series B warrants exercised during 1997 or 1996.

On March 31, 1997, the Company closed a private placement offering wherein the Company raised $1,539,570, net of expenses, through offering Units to certain accredited investors at $45 per Unit. Each Unit consisted of 15 shares of the Company's common stock and Series C warrants to purchase five shares of the Company's common stock at a price of $3.00 per share. The Company allocated $1,228,576 of the total net proceeds to the common stock issued and $310,994 to the Series C warrants issued.

On January 20, 1998, the Company completed a private placement offering in which it sold 2,610,000 units at $2.00 per unit for total consideration of approximately $4,948,500, net of expenses. Each unit consists of one share of the Company's $.02 par value common stock and one Series D warrant to purchase one share of common stock at a price of $2.00. As of December 31, 1997, net proceeds of approximately $1,365,200 had been received, of which approximately $977,000 was allocated to the 750,000 shares of common stock issued and approximately $388,200 was allocated to the Series D warrants issued (see Note
12).

The Series C and Series D warrants are exercisable for a period of two years from the effective date of a registration statement covering the resale of the shares of common stock underlying the Series C and Series D warrants by the holder, which period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Securities Act of 1933 is not available. The Company may accelerate the expiration of the Series C and Series D warrants in the event that the average market price of the Company's common stock exceeds $6.00 per share for ten consecutive trading days. In the event the Company accelerates the expiration of the Series C and Series D warrants, the holders of the Series C and Series D warrants would be permitted to exercise the Series C and Series D warrants during a period of not less than 20 days following notice of such event.

During 1997, the Company issued 100,000 shares of its common stock to a nonaffiliated stockholder of the Company for consulting and other services provided. The Company recorded consulting expense of $212,500, which was equal to the fair market value of the stock on the date of issue.

In 1995, the Company entered into an agreement with a former Director; the President and a Vice President of the Company, whereby these individuals have the opportunity to receive up to an aggregate of 2,000,000 additional shares of common stock. These individuals have the right to divide the earn-out shares among themselves or their assigns, if earned, based on performance, contributions to the Company and/or other factors relating to the business success of the Company. Any issuance of earn-out shares would be based upon the level of pre-tax consolidated net income, adjusted to exclude any expense arising from the obligation to issue or the issuance of the earn-out shares and any income or expense associated with non-recurring or extraordinary items as determined in accordance with generally accepted accounting principles ("Adjusted PTNI"). At the date the earn-out shares agreement was adopted, the value of the Common Stock was $2.00 per share. At December 31, 1997, the Company's common stock closed at $1.63.

The earn-out shares have not vested. No dividends will be paid on the earn-out shares unless and until they vest. The earn-out shares will vest as follows. If Adjusted PTNI for 1998 equals or exceeds $1,500,000, then an aggregate of
350,000 earn-out shares will be issued, but only one issuance of 350,000 earn-out shares will be made based on the $1,500,000 level of Adjusted PTNI.

If Adjusted PTNI for 1998 equals or exceeds $5,000,000, then there will be issued that aggregate number of earn-out shares calculated by subtracting the number of earn-out shares previously issued or issuable (if any) from 1,100,000, provided that only one issuance of the earn-out shares will be made based on the $5,000,000 level of Adjusted PTNI.

If Adjusted PTNI for 1998 equals or exceeds $8,000,000, then there will be issued that aggregate number of earn-out shares calculated by subtracting the number of earn-out shares previously issued or issuable (if any) from 2,000,000, provided that in no event will an aggregate of more than 2,000,000 earn-out shares be issued. In addition, upon purchase, take over or change the in control of the Company in a hostile or friendly transaction in 1998, all of the earn-out shares shall become vested.

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


(9)      INCOME TAXES

The Company recognized no income tax expense in 1997, 1996 and 1995, due to net operating losses. The Company did not record the expected tax benefit related to the net operating losses and other deferred tax assets as these assets are being offset by a valuation allowance. Significant components of the Company's deferred income tax assets and deferred income tax liabilities as of December 31, 1997 and 1996, are comprised of the following:

                                                     1997             1996
                                                 -----------      --------
Deferred income tax assets:
   Net operating loss carryforwards               $ 4,299,506     $2,803,220
   Accrued vacation                                    48,870         33,649
   Patent costs                                        44,120         30,983
   Other                                               35,064          8,257
                                                  -----------     ----------
       Total gross deferred income tax assets       4,427,560      2,876,109
   Less valuation allowance                        (4,249,264)    (2,794,882)
                                                  -----------     ----------
       Net deferred income tax assets                 178,296         81,227

Deferred income tax liability -
  Property and equipment                             (178,296)       (81,227)
                                                  -----------     ----------

       Net deferred income tax liability          $       -       $      -
                                                  ===========     ==========

The net change in the total valuation allowance for the years ended December 31, 1997 and 1996, was an increase of $1,454,382 and $1,345,758, respectively.

At December 31, 1997, the Company had total tax net operating losses of $11,526,826 that can be carried forward to reduce federal income taxes. If not utilized, the tax net operating loss carryforwards begin to expire in 2009. As defined in Section 382 of the Internal Revenue Code, the Company has undergone a greater than 50 percent ownership change. Consequently, a certain amount of the Company's tax net operating loss carryforwards available to offset future taxable income in any one year may be limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforwards not utilized in prior years.


(10)      EMPLOYEE BENEFIT PLAN

Effective January 1, 1996, the Company adopted the Specialized Health Products 401(k) Plan (the "Plan"). Employees who are 21 years of age are eligible for participation in the Plan and may elect to make contributions to the Plan. The Company matches 100 percent of such contributions up to five percent of the individual participant's compensation. The Company's combined contribution to the Plan was approximately $52,100 and $37,100 for the years ended December 31, 1997 and 1996, respectively.


(11)     RELATED-PARTY TRANSACTIONS

During 1997 and 1996, the Company advanced approximately $7,600 and $121,800, respectively, to a former director and stockholder of the Company. The advances are due on demand and are non-interest bearing. In addition, the Company paid to an entity, owned in part by this same former director and stockholder, approximately $100,300 and $203,100 (including reimbursement of costs) during 1997 and 1996, respectively, for consulting and professional services rendered on behalf of the Company. As of December 31, 1997 and 1996, the net amount owed by the Company under these arrangements was approximately $81,100 and $73,200, respectively.

The Company had entered into certain license agreements with a director and officer of the Company as a result of the acquisition of certain technology rights and patents. Under the terms of the agreements, the Company was obligated to pay minimum royalty payments totaling $435,000 over the next six years. Subsequent to December 31, 1997, the Company issued 750,000 common stock warrants with an exercise price of $2.00 as consideration for a release from its obligations under these royalty agreements (see Notes 5 and 12).

During 1997, the Company made a loan of approximately $182,500 to one of its directors and officers. The loan bore interest at 8 percent and was repaid in full prior to year end.

In December 1997, the Company borrowed $45,000 from one of its directors and officers to assist in the cash flow needs of the Company. The loan bore interest at 10 percent and was repaid in full in January 1998.

In January 1998, 1,000,000 shares of the Company's $.02 par value common stock and 1,000,000 Series D common stock warrants were issued to Johnson & Johnson Development Corporation ("Johnson & Johnson") in conjunction with the private placement offering closed on January 20, 1998. Such stock ownership represents an 8.3 percent ownership of the Company by Johnson & Johnson.


(12)     SUBSEQUENT EVENTS

On January 15, 1998, the Company issued 750,000 common stock warrants to a director and officer of the Company and his assigns in consideration of the Company's release from its obligations under certain royalty agreements (see Notes 5 and 11). Each warrant is redeemable for one share of the Company's $.02 par value common stock at a price of $2.00 per share. The warrants are currently exercisable and expire on December 31, 2002.

On January 20, 1998, the Company completed a private placement offering in which it sold 2,610,000 units at $2.00 per unit for total consideration of approximately $4,948,500, net of expenses. In connection with the J&J Agreement discussed in Note 4, Johnson & Johnson Development Corporation purchased $2,000,000 of Company securities as part of this private placement. Each unit consists of one share of the Company's $.02 par value common stock and one Series D warrant to purchase one share of common stock at a price of $2.00. Of the total net proceeds, approximately $1,365,200 was received prior to December 31, 1997 and approximately $3,583,300 was received subsequent to December 31, 1997. The Company allocated approximately $1,350,800 of the total proceeds to the Series D warrants based on their relative fair values. Of the total units, 750,000 were sold prior to December 31, 1997 and 1,860,000 were sold subsequent to December 31, 1997. The Series D warrants are exercisable for a period of two years from the effective date of a registration statement covering the resale of the shares of common stock underlying the Series D warrants by the holder, which period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Securities Act of 1933 is not available. The Company may accelerate the expiration of the Series D warrants in the event that the average market price of the Company's common stock exceeds $6.00 per share for ten consecutive trading days. In the event the Company accelerates the expiration of the Series D warrants, the holders of the Series D warrants would be permitted to exercise the warrants during a period of not less than 20 days following notice of such event.

Pursuant to requirements of the private placement offering that closed on January 20, 1998, the Company provided accredited investors in the Company's March 1997 private placement with the opportunity to exchange the securities purchased in the March placement for a number of units the investor could have purchased in the January placement had the investment been made under the January private placement terms rather than the March terms. In February 1998, all of the March accredited investors elected to convert to the January private placement terms in reliance on the registration exemption found in Sections 3(9) and 4(2) of the Securities Act and Rule 506 of Regulation D. As a result of the conversion, all outstanding Series C warrants were canceled and the Company issued 256,598 additional shares of common stock and 769,787 additional Series D warrants.

On January 26, 1998, the Company issued 175,000 Series D common stock warrants to a nonaffiliated individual in exchange for consulting services rendered during 1997. The fair market value of each warrant was valued at $.84 and accordingly, the Company recorded consulting expense of $147,000 in the accompanying statement of operations for the year ended December 31, 1997.

In March 1998, the Company issued 25,000 shares of common stock and 25,000 Series D warrants to an unaffiliated financial advisor in connection with the January private placement offering. Such shares and options were offset against the gross private placement proceeds as offering costs.