Form 10-Q
period 1998-03-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 1998-05-14
CIK 790228

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1998

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

                                X  Yes    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                           Outstanding as of May 14, 1998
                 -----                           ------------------------------
     Common Stock, $.02 par value                          12,271,440



                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                               March 31,           December 31,
Assets                                                                           1998                  1997
------                                                                    ------------------    ------------------
Current assets:
Cash                                                                    $          1,683,238   $         1,441,556
Short-term investments                                                             1,966,333                     -
Accounts receivable                                                                  251,076                34,328
Inventories                                                                           77,505                72,352
Amounts due from related parties                                                       1,795                     -
Prepaid expenses and other                                                            58,062                56,891
                                                                           ------------------    ------------------
Total current assets                                                               4,038,009             1,605,127

Property  and equipment, net                                                       1,504,334             1,450,429
Patents and intellectual property, net                                               213,451               229,857
Security deposit                                                                      22,500                     -
                                                                           ==================    ==================
Total assets                                                            $          5,778,294   $         3,285,413
                                                                           ==================    ==================

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                        $            155,576   $           469,948
Accrued liabilities                                                                  292,803               398,022
Amounts due to related parties                                                             -               127,195
                                                                           ------------------    ------------------
Total current liabilities                                                            448,379               995,165
                                                                           ------------------    ------------------

Deferred royalty revenue                                                           1,750,000             1,750,000
                                                                           ------------------    ------------------

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, no
shares outstanding                                                                         -                     -
Common stock, $.02 par value; 50,000,000 shares authorized, 12,271,440
and 10,129,842 shares outstanding, respectively                                      245,429               202,597
Additional paid-in capital                                                        14,612,873            12,113,346
Series C warrants to purchase common stock                                                 -               310,994
Series D warrants to purchase common stock                                         1,937,952               388,158
Common stock subscriptions receivable                                              (209,200)             (209,200)
Deferred consulting expense                                                         (40,200)              (40,200)
Deficit accumulated during the development stage                                (12,966,939)          (12,225,447)
                                                                           ------------------    ------------------
Total stockholders' equity                                                         3,579,915               540,248
                                                                           ------------------    ------------------
Total liabilities and stockholders' equity                              $          5,778,294   $         3,285,413
                                                                           ==================    ==================


     See accompanying notes to condensed consolidated financial statements.



        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Three Months Ended                   Period from
                                                       -----------------------------------------      Inception to
                                                           March 31,             March 31,              March 31,
                                                             1998                   1997                   1998
                                                       ------------------    -------------------    -------------------

Sales                                               $              8,677  $              39,478  $             746,703
Cost of sales                                                      6,985                 34,571                534,939
                                                       ------------------    -------------------    -------------------

Gross margin on sales                                              1,692                  4,907                211,764
                                                       ------------------    -------------------    -------------------

Development fees                                                 237,431                      -                487,431
Cost of development fees                                         189,945                      -                189,945
                                                       ------------------    -------------------    -------------------

Gross margin on development fees                                  47,486                      -                297,486
                                                       ------------------    -------------------    -------------------

Operating expenses:
Selling, general and administrative                              605,339                649,314              9,574,488
Research and development                                         233,963                299,284              3,785,595
Write-off of operating assets                                          -                      -                419,992
                                                       ------------------    -------------------    -------------------
                                                       ------------------    -------------------    -------------------

Total operating expenses                                         839,302                948,598             13,780,075
                                                       ------------------    -------------------    -------------------

Loss from operations                                            (790,124)              (943,691)           (13,270,825)

Interest income                                                   44,577                  2,094                283,521
Other income                                                       4,055                  7,500                 48,534
                                                       ------------------    -------------------    -------------------

Net loss                                                        (741,492)              (934,097)           (12,938,770)
Less preference stock dividends                                        -                      -                (28,169)
                                                       ------------------    -------------------    ===================
Net loss applicable to common shares                $           (741,492)  $           (934,097)  $        (12,966,939)
                                                                                                    ===================
                                                       ==================    ===================

Net loss per common share (basic and diluted)       $               (.06)  $               (.11)
                                                       ==================    ===================

Weighted average number of common shares
outstanding (basic and diluted)                               11,635,394              8,741,105
                                                       ==================    ===================


     See accompanying notes to condensed consolidated financial statements.



        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                          Increase (Decrease) in Cash

                                                                       Three Months Ended
                                                               -----------------------------------      Period from
                                                                                                        Inception to
                                                                  March 31,          March 31,            March 31,
                                                                    1998                1997                 1998
                                                               ----------------    ---------------     ---------------
Cash flows from operating activities:
Net loss                                                    $         (741,492) $        (934,097) $      (12,938,770)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization                                           59,752             53,384             587,411
Common stock issued for services                                             -                  -              18,500
Noncash consulting expense                                                   -                  -             453,300
Loss on disposition of assets                                                -                  -             421,283
Changes in operating assets and liabilities:
Short-term investments                                              (1,966,333)                 -          (1,966,333)
Accounts receivable                                                   (216,748)            (1,899)           (251,076)
Amounts due from related parties                                        (1,795)                 -              (1,795)
Inventories                                                             (5,153)               821             (77,505)
Prepaid expenses and other                                              (1,171)            25,687             (58,062)
Security deposit                                                       (22,500)                 -             (22,500)
Accounts payable and accrued liabilities                              (272,591)           (81,916)            448,379
Amounts due to related parties                                        (127,195)                 -                   -
Deferred royalty revenue                                                     -                  -           1,750,000
                                                               ----------------    ---------------     ---------------
Net cash used in operating activities                               (3,295,226)          (938,020)        (11,637,168)
                                                               ----------------    ---------------     ---------------
Cash flows from investing activities:
Purchase of property and equipment                                     (97,251)          (107,311)         (2,270,332)
Purchase of patents and intellectual property                                -                  -            (356,146)
                                                               ----------------    ---------------     ---------------
Net cash used in investing activities                                  (97,251)          (107,311)         (2,626,478)
                                                               ----------------    ---------------     ---------------
Cash flows from financing activities:
Proceeds from issuance of common stock                               2,555,359          1,326,455          12,317,800
Proceeds from issuance of common stock warrants                      1,078,800                  -           1,777,952
Proceeds from stock subscriptions                                            -                  -             330,300
Proceeds from issuance of preferred stock                                    -                  -           1,164,001
Proceeds from issuance of redeemable
preference stock                                                             -                  -             240,000
Payments on redeemable preference stock
and dividends                                                                -                  -            (268,169)
Net borrowings on stockholder loans                                          -                  -             385,000
                                                               ----------------    ---------------     ---------------
Net cash provided by financing activities                            3,634,159          1,326,455          15,946,884
                                                               ----------------    ---------------     ---------------
Net increase in cash                                                   241,682            281,124           1,683,238
Cash at beginning of period                                          1,441,556            252,694                   -
                                                               ================    ===============     ===============
Cash at end of period                                       $        1,683,238  $         533,818  $        1,683,238
                                                               ================    ===============     ===============

     See accompanying notes to condensed consolidated financial statements.



         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                      (A Company in the Development Stage)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                                       Three Months Ended
                                                               -----------------------------------
                                                                                                        Period from
                                                                  March 31,          March 31,          Inception to
                                                                    1998                1997           March 31, 1998
                                                               ----------------    ---------------     ---------------

Supplemental Disclosures of Noncash Investing and
Financing Activities:
In-kind dividends on redeemable preference stock            $                -  $               -  $           28,169
Common stock issued for subscription receivable                              -                  -             548,000
Common stock issued for services                                        37,500                  -              37,500
Series "D" warrants issued for services                                160,000                  -             160,000
Conversion of stockholder debt to common stock                               -                  -             485,000


     See accompanying notes to condensed consolidated financial statements.

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the operating results that may result for the year ending December 31, 1998. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its December 31, 1997 Annual Report on Form 10-K.

(2)  Net Loss Per Common Share

     Net loss per common share is based on the weighted average number of common shares outstanding. Stock options, warrants and preferred shares prior to conversion are not included in the calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share. Therefore, there is no difference between basic and diluted net loss per common share for the periods presented. The Company has common stock options and warrants outstanding that, if exercised, would result in the issuance of an additional 10,259,537 shares of common stock.

(3)  Short-Term Investments

     Short-term investments at March 31, 1998 consist of investments in commercial paper having maturity dates from May 29, 1998 to August 31, 1998 with discount rates ranging from 5.34% to 5.7%.

(4)  Issuance of Securities

     In January 1998, the Company completed a private placement wherein gross proceeds of $5,220,000 were raised through an offering of units to accredited investors for $2.00 per Unit. Each Unit consisted of one share of the Company's common stock and one Series D Warrant to purchase one share of common stock at a price of $2.00 per share.

     In March 1997, the Company completed a private placement wherein proceeds totaling $1,539,570 were received in exchange for the issuance of 513,190 shares of common stock and Series C Warrants to purchase 171,064 shares of common stock at $3.00 per share. In December 1997, in conjunction with the private placement completed in January 1998, the board of directors of the Company authorized the Company to offer the March 1997 private placement investors the opportunity to exchange the securities purchased in that placement for the number of units the investor could have purchased in the January 1998 private placement had the investment been made under the January 1998 private placement terms rather than the March 1997 terms. All of the March 1997 investors elected to convert to the January 1998 private placement terms which conversion was completed in March 1998. As a result of this transaction, the Company issued an additional 256,598 shares of common stock, retired all of the Series C Warrants and issued Series D Warrants to acquire 769,787 shares of common stock at $2.00 per share.

     Pursuant to the  requirements  of the January 1998 private  placement,  Dr.
Gale H. Thorne ("Dr. Thorne"), a director and vice-president of the Company, released the Company from certain royalty obligations and the Company issued to Dr. Thorne and his assigns other warrants to purchase 750,000 shares of the Company's common stock. The Company also issued 25,000 shares of common stock and 25,000 Series D Warrants to an unaffiliated financial advisor in connection with the January 1998 private placement. An additional 175,000 Series D Warrants were issued to an unaffiliated financial advisor as compensation for services rendered. The Company also issued 50,000 warrants to an executive officer of a subsidiary of the Company in connection with the execution of an employment agreement.

(5)  Quantum Imaging Corporation

     In October 1995, the Company and Zerbec, Inc. ("Zerbec"), as joint venturers, formed Quantum Imaging Corporation ("QIC") to develop, manufacture, and market an improved filmless digitized imaging system. The Company and Zerbec are equal owners of QIC. Pursuant to the terms of the joint venture agreement, among other things, Zerbec has an option to acquire two-thirds of SHP's interest in QIC for one dollar if certain funding objectives are not met (the "Zerbec Option"). On April 3, 1998, the Company entered into an agreement with Zerbec wherein the Company agreed to pay to Zerbec $110,000 for expenses incurred through March 31, 1998 along with $10,000 per month until the earlier of the date on which QIC receives $3 million in funding or until September 30, 1998. The accompanying consolidated balance sheet as of March 31, 1998 includes an accrual for the $110,000 of expenses which were subsequently paid in April 1998. In consideration for these payments, Zerbec will relinquish the Zerbec Option if $3 million in funding is received by Quantum before September 30, 1998.

(6)  Subsequent Events

     In June 1998, the lease related to the Company's principal offices will expire. Accordingly, the Company has entered into a new five-year lease agreement for facilities that will accommodate the Company's administration as well as research and development and anticipated low volume manufacturing. The agreement was entered into on April 1, 1998 and subsequently amended. The agreement provides for the lease of 17,273 square feet of total space at a cost of approximately $276,400 for the first year, which rate will increase at a rate of four percent per year during the five-year term of the lease. The lease provides for occupancy on June 1, 1998. Management has determined that the increase in the total space leased by the Company is necessary to accommodate the expected growth of the Company, its employees and activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997. Wherever in this discussion the term "Company" is used, it should be understood to refer to Specialized Health Products International, Inc. ("SHPI") and its wholly owned subsidiaries, Specialized Health Products, Inc. ("SHP") and Specialized Cooperative Corporation ("SCC"), on a consolidated basis, except where the context clearly indicates otherwise.

Overview

     From its inception, the Company has incurred losses from operations. As of March 31, 1998, the Company had cumulative net losses totaling $12,938,770. To date, the Company's principal focus has been the design, development, testing, and evaluation of its Safety Cradle(R) sharps containers, ExtreSafe(R) Lancet Strip, ExtreSafe(R) medical needle withdrawal technology, intravenous flow gauge, blood collection device, and other products, and the design and development of its molds and production processes relating to its Safety Cradle(R) sharps containers and ExtreSafe(R) Lancet Strip.

Financial Position

     The Company had $1,683,238 in cash as of March 31, 1998 in addition to $1,966,333 in short-term interest bearing investments. This represented an increase of $2,208,015 from December 31, 1997. Working capital as of March 31, 1998, increased to $3,589,630 as compared to $609,962 at December 31, 1997.
These increases were largely due to the completion of a private placement of securities by the Company that closed in January 1998, as discussed below.

Three Months Ended March 31, 1998 and 1997

     During the three months ended March 31, 1998, the Company had total revenues of $246,108, comprised of $237,431 in development fees and $8,677 in product sales; compared with revenues of $39,478 for the three months ended March 31, 1997, comprised entirely of revenues from product sales.

     All of the Company's development fee revenues during the three months ended March 31, 1998, were received pursuant to a development and license agreement (the "J&J Agreement") with Johnson & Johnson Medical, Inc. ("J&J"). The J&J Agreement provides that the Company and J&J will seek to commercialize two products using the ExtreSafe(R) medical needle withdrawal technology. The J&J Agreement provides for monthly development fee payments by J&J, sharing of field related patent costs, payments for initial periods of low volume manufacturing, an ongoing royalty stream and a J&J investment in molds, assembly equipment and other capital costs related to commercialization of each product. The J&J Agreement also provides for an ongoing joint cooperative program between the Company and J&J which derives future funding directly from sales of certain products, including joint cooperative program products, low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which are jointly approved for development. The Company anticipates that revenues from development fees under the J&J Agreement will not decrease during the remainder of 1998 and sales are expected to begin under the J&J Agreement in early 1999.

     Substantially all of the Company's product sales for the three months ended March 31, 1998 and 1997, were generated from sales of the Company's Safety Cradle(R) sharps containers. The Company employs a limited number of sales people and seeks to market and sell its products through third-party distributors and/or licensees. Consistent with this strategy, in August 1996, the Company entered into a distribution agreement (the "BDSDS Distribution Agreement") with Becton Dickinson and Company Sharps Disposal Systems ("BDSDS") whereby BDSDS is marketing and distributing the Company's Safety Cradle(R) sharps containers.

     BDSDS began selling the Safety Cradle(R) sharps containers under the BDSDS Distribution Agreement in the first quarter of 1997. During 1997, however, BDSDS did not order the minimum required amount of product under the terms of the BDSDS Distribution Agreement and, therefore, BDSDS' exclusive distribution rights became nonexclusive. In addition, the Company gave notice of termination of the BDSDS Distribution Agreement, as it is authorized to do in the case of BDSDS' failure to purchase the minimum amount of product required by the BDSDS Distribution Agreement. The parties subsequently agreed to extend the termination date and exclusivity provision of the BDSDS Distribution Agreement until May 26, 1998 to give BDSDS the opportunity to purchase the minimum products specified in the BDSDS Distribution Agreement.

     The Distribution Agreement provides that products may be sold, at BDSDS' option, either under the Company's name or under BDSDS' label. The products will, however, be imprinted with the Company's name. The sales price of the products to BDSDS under the Distribution Agreement can be adjusted under certain circumstances for changes in raw material costs during the initial term of the Distribution Agreement. The Company is not required to distribute any future, unrelated products through BDSDS.

     Company management is disappointed with sales of the Safety Cradle(R) sharps containers under the BDSDS Distribution Agreement and hopes to increase sales by negotiating a more favorable agreement with BDSDS or one or more other distributors and/or licensees with the proper focus and strategy to accelerate sales of the Company's sharps containers into the home healthcare market. There is no assurance, however, that a favorable distribution and/or license agreement will be negotiated between the Company and BDSDS or any other party or that sales will improve.

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

     Research and development ("R&D") expenses were $233,963 for the three months ended March 31, 1998, compared with $299,284 for the comparable period from the prior year. The Company's R&D efforts during the three month period ended March 31, 1998, focused on development of several additional products utilizing the ExtreSafe(R) medical needle withdrawal technology and continued development work on a filmless digitized imaging technology (which was performed by Quantum Imaging Corporation, but was funded by the Company). The Company's R&D efforts in the three month period ended March 31, 1997, focused on development of the ExtreSafe(R) Lancet Strip, development relating to several products utilizing the ExtreSafe(R) medical needle withdrawal technology and development work on the filmless digitized imaging technology performed by Quantum Imaging Corporation.

     R&D expenditures for the three months ended March 31, 1998, were less than R&D expenditures for each of the three months ended June 30, 1997, September 30, 1997 and December 31, 1997, due mainly to receipt of development fees under the J&J Agreement. Should capital resources become limited, further reductions in R&D expenditures are unlikely unless and until the Company reduces its staff. Downsizing may have a material adverse effect on product development. Management does not intend to downsize. With the increased R&D associated with the J&J Agreement, the Company may hire additional employees and consultants.

     Selling, general and administrative expenses were $605,339 for the three months ended March 31, 1998, compared with $649,314 for the comparable period from the prior year. The decrease resulted mainly from reductions in professional and consulting fees.

     Selling, general and administrative expenses during the three months ended March 31, 1998, were also less than amounts expended during each of the three months ended June 30, 1997, September 30, 1997 and December 31, 1997. Should capital resources become limited, further reductions in selling, general and administrative expenses will be difficult without reducing the number of employees or reducing the number of and scope of patent applications in the United States and abroad. Reductions in the Company's work force or the number of and scope of patent application filings may have a material adverse effect on the sale and commercialization of the Company's products. Management does not intend to downsize or limit the number or scope of the Company's patent filings unless liquidity concerns force the Company to do so. With an increase in the Company's R&D and related activities, associated principally with the J&J Agreement, the Company may experience an increase in associated selling, general and administrative costs.

     Interest and other income was $48,632 for the three months ended March 31, 1998, compared with $9,594 for the comparable period from the prior year. The difference in interest income between said periods relates mainly to interest earned on funds on deposit and short-term interest bearing investments. As funds on deposit and interest bearing short-term investments have decreased so has the interest income. Unless the Company generates additional cash through product sales or financings, interest income during the remainder of 1998 will decrease as funds on deposit and interest bearing short-term investments are reduced.

Liquidity and Capital Resources

     To date, the Company has financed its operations principally through private placements of equity securities, proceeds from the exercise of common stock options, and advanced royalties and development fees. The Company has generated $15,946,884 in net proceeds through financing activities from inception through March 31, 1998. The Company used net cash in operating activities of $3,295,226 during the three months ended March 31, 1998. As of March 31, 1998, the Company's liabilities totaled $448,379, and it had
$1,750,000 in deferred royalty revenue relating to royalties the Company received from Becton Dickinson and Company Infusion Therapy Division pursuant to a license agreement relating to a single application of the Company's ExtreSafe(R) safety needle withdrawal technology. The Company had working capital as of March 31, 1998 of $3,589,630.

     The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development and bring the ExtreSafe(R) medical needle withdrawal technology, intravenous flow gauge, blood collection device and other products to commercial viability, and the level of sales of and marketing for the Safety Cradle(R) sharps containers and ExtreSafe(R) Lancet Strip. The Company believes that existing funds, license fees, development fees, and funds generated from sales, will be sufficient to support the Company's operations and planned capital expenditures through 1998. The Company may, however, raise additional funds through a public or private offering if, in the opinion of management, the Company is in need of additional funding. There is no assurance that any such offering will be completed or that, if completed, the terms of such offering will be favorable to the Company.

     In January 1998, the Company completed a private placement (the "January Private Placement") wherein it raised gross proceeds of $5,220,000 through an offering of units to accredited investors for $2.00 per unit. Each unit consisted of one share of Common Stock and one Series D Warrant. Pursuant to requirements of the January Private Placement, the Company provided each March 1997 private placement investor with the opportunity to exchange the securities purchased in the March 1997 placement for a number of units the investor could have purchased in the January Private Placement had the investment been made under the January Private Placement terms rather than the March 1997 terms. In February 1998, all of the March 1997 investors elected to convert to the January Private Placement terms. As a result of the conversion, all outstanding Series C Warrants were canceled and the Company issued 256,598 additional shares of Common Stock and 769,787 additional Series D Warrants. Pursuant to the requirements of the January Private Placement, Dr. Gale H. Thorne ("Dr. Thorne") released the Company from certain future royalty obligations and the Company issued to Dr. Thorne and his assigns 750,000 other warrants. The Company also issued 25,000 shares of Common Stock and 25,000 Series D Warrants to a unaffiliated financial advisor for services in connection with the January Private Placement, 175,000 Series D Warrants to an unaffiliated financial advisor for services not in connection with the January Private Placement and 50,000 warrants to an executive officer of a subsidiary of the Company in connection with the execution of an employment agreement.

     In 1995, the Company and Zerbec, Inc. ("Zerbec"), as joint venturers, formed Quantum Imaging Corporation ("Quantum") to develop, manufacture, and market an improved filmless digitized imaging system. Pursuant to the terms of the joint venture agreement, Zerbec assigned patented filmless digitized imaging technology to Quantum and will provide ongoing support for the development and commercialization of the technology. The joint venture also gave Zerbec the right to acquire two-thirds of the Company's interest in Quantum if certain funding objectives were not achieved (the "Zerbec Option").

     Quantum was unsuccessful in meeting the funding objectives. On April 3, 1998, however, the Company and Zerbec entered into an agreement whereby the Company agreed to pay Zerbec $110,000 for expenses Zerbec had incurred through March 31, 1998 on Quantum's behalf along with $10,000 per month until the earlier of the date on which Quantum receives $3 million in funding or until September 30, 1998. In consideration for these payments, Zerbec will relinquish the Zerbec Option if $3 million in funding is received by Quantum before September 30, 1998. There can be no assurance that Quantum will be successful in timely raising the $3 million in funding or that the Company's ownership interest in Quantum will not decrease as a result of the exercise of the Zerbec Option and/or from dilution related to outside financing.

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

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     In January 1998,  the Company  completed a private  placement (the "January
Private Placement") wherein it raised gross proceeds of $5,220,000 and approximate net proceeds of $4,948,500 through an offering of units solely to accredited investors without general solicitation for $2.00 per unit. The securities were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Each unit consisted of one share of Common Stock and one Series D Warrant. Each Series D Warrant is exercisable for one share of the Company's common stock at an exercise price of $2.00 for a period expiring two years from the date a registration statement covering the sale of the shares of common stock underlying the Series D Warrants becomes effective. The Company did not use an underwriter in connection with the January Private Placement.

     Pursuant to requirements of the January Private Placement, the Company provided accredited investors in the Company's March 1997 private placement with opportunity to exchange the securities purchased in the March 1997 placement for a number of units the investor could have purchased in the January Private Placement had the investment been made under the January Private Placement terms rather than the March 1997 terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." In February 1998, all of the March 1997 accredited investors elected to convert to the January Private Placement terms in reliance on the registration exemption found in Rule 506 of Regulation D and Sections 3(9) and 4(2) of the Securities Act. As a result of the conversion, all outstanding Series C Warrants were canceled and the Company issued 256,598 additional shares of Common Stock and 769,787 additional Series D Warrants.

     Pursuant to the requirements of the January Private Placement, in January 1998, Dr. Gale H. Thorne, a director and vice-president of the Company, released the Company from certain royalty obligations and the Company issued to Dr. Thorne and his assigns warrants to purchase 750,000 of the Company's common stock. In January 1998, the Company also issued 25,000 shares of Common Stock and 25,000 Series D Warrants to an unaffiliated accredited financial advisor for services in connection with the January Private Placement, 175,000 Series D Warrants to an unaffiliated accredited financial advisor for services not in connection with the January Private Placement and 50,000 warrants to an executive officer of a subsidiary of the Company in connection with the execution of an employment agreement. The securities referenced in this paragraph were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to Vote of Securityholders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)
                                INDEX TO EXHIBITS

EXHIBIT NO.                            DESCRIPTION OF EXHIBIT

3(i).1                  Restated  Certificate of  Incorporation  of the Company.
                        (Incorporated by reference to Exhibit 3(i).1 of the Company's current report on Form 8-K, dated July 28,
                        1995)
3(i).2 Certificate of Amendment of Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i).2 of the Company's Form 10-K, dated December 31,
                        1996).
3(i).3 Articles of Incorporation of Specialized Health Products, Inc. ("SHP") (Incorporated by reference to
                        Exhibit 3(i).2 of the Company's Form 10-K, dated December 31, 1995)
3(i).4 Articles of Amendment of SHP (Incorporated by reference to Exhibit 3(i).3 of the Company's Form 10-K, dated December 31, 1995)
3(ii).1 Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company's Annual Report on Form 10-K, dated December 31,
                        1997)..
3(ii).2 Bylaws of SHP (Incorporated by reference to Exhibit 3(ii).2 of the Company's Form 10-K, dated December 31,
                        1995)
4.1 Form of Series A Warrant Certificate (Incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K, dated December 31, 1995).
4.2 Form of Series B Warrant Certificate (Incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K, dated December 31, 1995).
4.3 Form of Series D Warrant Certificate (Incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K, dated December 31, 1997).
4.4 Form of SHPI Warrant Certificate (Incorporated by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K, dated December 31, 1997).
10.1 Form of Employment Agreement with Executive Officers (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-K, dated December 31, 1995)
10.2 Form of Indemnity Agreement with Executive Officers and Directors (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-K, dated December 31, 1995)
10.3 Form of Confidentiality Agreement (Incorporated by reference to Exhibit 10.5 of the Company's Form 10-K, dated December 31, 1995)
10.4 Joint Venture Agreement between SHP and Zerbec, Inc., dated October 30, 1995 (Incorporated by reference to
                        Exhibit 10.6 of the Company's Form 10-K, dated December 31, 1995)
10.5 Distribution Agreement between SHP and Becton, Dickinson and Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K/A, dated August 26, 1996)
10.6 License Agreement between SHP and Becton, Dickinson and Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated June 4,
                        1997)
10.7                    Distribution  and  License  Agreement  between  SHP  and
                        Johnson and Johnson Medical, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K/A, dated December 22, 1997)
27.1                    Financial Data Schedule

     (b) Reports on Form 8-K:

              One report, dated December 22, 1997, was filed during the quarter ended March 31, 1998 reporting the J&J Agreement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             SPECIALIZED HEALTH PRODUCTS
                                             INTERNATIONAL, INC.:



                                             By /s/ David A. Robinson
Date: 5/14/98                                  --------------------------------
                                             David A. Robinson
                                             President, Chief Executive Officer,
                                              Director




Date: 5/14/98                                By /s/ Charles D. Roe
                                               -----------------------------
                                             Charles D. Roe
                                             Chief Financial Officer