Form 10-Q
period 1998-06-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 1998-08-14
CIK 790228

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998

                         Commission File Number 0-26694

                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



                Delaware                                 93-0945003
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)


                    585 West 500 South, Bountiful, Utah 84010 (Address of principal executive offices)
                                   (Zip Code)

                                 (801) 298-3360
              (Registrant' telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                __X__ Yes ___ No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                            Outstanding as of August 14, 1998
  Common Stock, $.02 par value                         12,356,440


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       (A Company in the Development Stage)
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)


                                                                                June 30,             December 31,
Assets                                                                            1998                   1997
                                                                           -------------------    ------------------
Current assets:
   Cash                                                                   $            448,190    $        1,441,556
   Short-term investments                                                            3,967,351                     -
   Accounts receivable                                                                 340,504                34,328
   Inventories                                                                          77,034                72,352
   Amounts due from related parties                                                      2,054                     -
   Prepaid expenses and other                                                          152,818                56,891
     Total current assets                                                            4,987,951             1,605,127

     Property and equipment, net                                                     1,761,345             1,450,429
     Patents and intellectual property, net                                            197,043               229,857
     Deposit                                                                            26,000                     -
                                                                           -------------------    ------------------
     Total assets                                                          $         6,972,339             3,285,413
                                                                           ===================    ==================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                        $            93,987               469,948
   Accrued liabilities                                                                 459,447               398,022
   Amounts due to related parties                                                            -               127,195
                                                                           -------------------    ------------------
     Total current liabilities                                                         553,434               995,165
                                                                           -------------------    ------------------
Deferred royalty revenue                                                             3,750,000             1,750,000
                                                                           -------------------    ------------------
Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares
      authorized, no shares outstanding                                                      -                     -
     Common stock, $.02 par value; 50,000,000 shares authorized,
      12,271,440 and 10,129,842 shares outstanding, respectively                       245,429               202,597
     Additional paid-in capital                                                     14,620,073            12,113,346
     Series C warrants to purchase common stock                                              -               310,994
     Series D warrants to purchase common stock                                      1,937,952               388,158
     Common stock subscriptions receivable                                            (204,700)             (209,200)
     Deferred consulting expense                                                       (40,200)              (40,200)
     Deficit accumulated during the development stage                              (13,889,649)          (12,225,447)
                                                                           -------------------    ------------------
       Total stockholders' equity                                                    2,668,905               540,248
                                                                           -------------------    ------------------
       Total liabilities and stockholders' equity                          $         6,972,339    $        3,285,413
                                                                           ===================    ==================

     See accompanying notes to condensed consolidated financial statements.


                         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       (A Company in the Development Stage)
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                                                                       Period from Inception to
                                                                   Three Months Ended
                                                        -----------------------------------------

                                                             June 30,                 June 30,                 June 30,
                                                               1998                     1997                     1998
                                                        ------------------      --------------------     --------------------
Sales                                                   $              269      $            123,682     $            746,972
Cost of sales                                                          215                    92,471                  535,154
                                                        ------------------      --------------------     --------------------

   Gross margin on sales                                                54                    31,211                  211,818
                                                        ------------------      --------------------     --------------------

Development fees                                                   281,212                         -                  768,643
Cost of development fees                                           224,969                         -                  414,914
                                                        ------------------      --------------------     --------------------
   Gross margin on development fees                                 56,243                         -                  353,729
                                                        ------------------      --------------------     --------------------
Operating expenses:
   Selling, general and administrative                             612,092                   929,479               10,186,580
   Research and development                                        432,714                   293,227                4,218,309
   Write-off of operating assets                                         -                     2,639                  419,992
                                                        ------------------      --------------------     --------------------

     Total operating expenses                                    1,044,806                 1,225,345               14,824,881
                                                        ------------------      --------------------     --------------------

     Loss from operations                                         (988,509)               (1,194,134)             (14,259,334)

Interest income                                                     65,556                     4,506                  349,077
Other income                                                           243                       177                   48,777
                                                        ------------------      --------------------     --------------------
Net loss                                                          (922,710)               (1,189,451)             (13,861,480)
Less preference stock dividends                                          -                         -                  (28,169)
Net loss applicable to common shares                   $          (922,710)     $         (1,189,451)     $       (13,889,649)
                                                       ===================      ====================      ===================

Net loss per common share (basic and diluted)          $              (.08)     $               (.13)
                                                       ===================      ====================
Weighted average number of common shares
 outstanding (basic and diluted)                                12,271,440                 9,260,767
                                                       ===================      ====================


     See accompanying notes to condensed consolidated financial statements.


                         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       (A Company in the Development Stage)
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                                                                       Period from Inception to
                                                                    Six Months Ended
                                                        -----------------------------------------

                                                             June 30,                 June 30,                 June 30,
                                                               1998                     1997                     1998
                                                        ------------------      --------------------     --------------------
Sales                                                   $            8,946      $            163,160     $            746,972
Cost of sales                                                        7,200                   127,042                  535,154
                                                        ------------------      --------------------     --------------------

   Gross margin on sales                                             1,746                    36,118                  211,818
                                                        ------------------      --------------------     --------------------

   Development fees                                                518,643                         -                  768,643
   Cost of development fees                                        414,914                         -                  414,914
                                                        ------------------      --------------------     --------------------
   Gross margin on development fees                                103,729                         -                  353,729
                                                        ------------------      --------------------     --------------------
Operating expenses:
   Selling, general and administrative                           1,217,431                 1,578,793               10,186,580
   Research and development                                        666,677                   592,511                4,218,309
   Write-off of operating assets                                         -                     2,639                  419,992
                                                        ------------------      --------------------     --------------------

     Total operating expenses                                    1,884,108                 2,173,943               14,824,881
                                                        ------------------      --------------------     --------------------

     Loss from operations                                       (1,778,633)               (2,137,825)             (14,259,334)

Interest income                                                    110,133                     6,600                  349,077
Other income                                                         4,298                     7,677                   48,777
                                                        ------------------      --------------------     --------------------
Net loss                                                        (1,664,202)               (2,123,548)             (13,861,480)
Less preference stock dividends                                          -                         -                  (28,169)
                                                        ------------------      --------------------     --------------------
Net loss applicable to common shares                    $       (1,664,202)     $         (2,123,548)    $        (13,889,649)
                                                        ==================      ====================     ====================

Net loss per common share (basic and diluted)           $             (.14)     $               (.24)
                                                       ===================      ====================
   Weighted average number of common shares
    outstanding (basic and diluted)
                                                                11,952,575                 9,002,390
                                                       ===================      ====================


     See accompanying notes to condensed consolidated financial statements.



                          SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       (A Company in the Development Stage)
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                            Increase (Decrease) in Cash


                                                                        Six Months Ended                   Period from
                                                              ------------------------------------

                                                                                                            Inception to June 30,
                                                                   June 30,               June 30,                1998
                                                                     1998                   1997
                                                               -----------------      ----------------      ----------------
Cash flows from operating activities:
   Net loss                                                   $       (1,664,202)    $      (2,123,548)    $     (13,861,480)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                       122,633               107,593               650,291
     Common stock issued for services                                          -                     -                18,500
     Noncash consulting expense                                            7,200                     -               460,500
     Loss on disposition of assets                                         3,535                 2,789               424,818

     Changes in operating assets and liabilities:
       Accounts receivable                                              (306,176)              (52,730)             (340,503)
       Amounts due from related parties                                   (2,054)                    -                (2,054)
       Inventories                                                        (4,682)                  772               (77,034)
       Prepaid expenses and other                                        (95,927)              (23,293)             (152,818)
       Deposits                                                          (26,000)                    -               (26,000)
       Accounts payable and accrued liabilities                         (167,536)              181,387               553,434
       Amounts due to related parties                                   (127,195)              (73,152)                    -
       Deferred royalty revenue                                        2,000,000             1,750,000             3,750,000
                                                               -----------------      ----------------      ----------------
       Net cash used in operating activities                            (260,404)             (230,182)           (8,602,346)
                                                               -----------------      ----------------      ----------------
Cash flows from investing activities:
   Purchase of property and equipment                                   (404,270)             (258,028)           (2,577,351)
   Purchase of short-term investments                                 (3,967,351)                    -            (3,967,351)
   Purchase of patents and intellectual property                               -                     -              (356,146)
                                                               -----------------      ----------------      ----------------
         Net cash used in investing activities                        (4,371,621)             (258,028)           (6,900,848)
                                                               -----------------      ----------------      ----------------
Cash flows from financing activities:
   Proceeds from issuance of common stock and
     common stock warrants                                             3,634,159             1,723,345            14,095,752
   Proceeds from stock subscriptions                                       4,500                     -               334,800
   Proceeds from issuance of preferred stock                                   -                     -             1,164,001
   Proceeds from issuance of redeemable
     preference stock                                                          -                     -               240,000
   Payments on redeemable preference stock
     and dividends                                                             -                     -              (268,169)
   Net borrowings on stockholder loans                                       -                     -               385,000
                                                               -----------------      ----------------      ----------------
         Net cash provided by financing activities                     3,638,659             1,723,345            15,951,384
                                                               -----------------      ----------------      ----------------
         Net (decrease) increase in cash                                (993,366)            1,235,135               448,190
         Cash at beginning of period                                   1,441,556               252,694                     -
         Cash at end of period                                 $         448,190      $      1,487,829      $        448,190
                                                               =================      ================      ================

     See accompanying notes to condensed consolidated financial statements.


                          SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                                       (A Company in the Development Stage)
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                    (Unaudited)



                                                                        Six Months Ended                      Period from
                                                               ---------------------------------------        Inception to
                                                                   June 30,               June 30,              June 30,
                                                                     1998                   1997                  1998
                                                               -----------------      ----------------      ----------------


  Supplemental Disclosures of Noncash Investing
   and Financing Activities:
     In-kind dividends on redeemable preference stock         $                -     $                -     $          28,169
     Common stock issued for subscription receivable                           -                      -               548,000
     Common stock issued for services                                     37,500                      -                37,500
     Series "D" warrants issued for services                             160,000                      -               160,000
     Conversion of stockholder debt to common stock                            -                      -               485,000


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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the operating results that may result for the year ending December 31, 1998. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its December 31, 1997 Annual Report on Form 10-K.

(2)   Net Loss Per Common Share

         Net loss per common share is based on the weighted average number of common shares outstanding. Stock options, warrants and preferred shares prior to conversion are not included in the calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share. Therefore, there is no difference between basic and diluted net loss per common share for the periods presented. The Company has common stock options and warrants outstanding at June 30, 1998 that, if exercised, would result in the issuance of an additional 10,254,537 shares of common stock.

(3)  Short-Term Investments

         Short-term investments at June 30, 1998 consist of investments in commercial paper having maturity dates from July 27, 1998 to September 25, 1998 with discount rates ranging from 5.57% to 5.61%. The Company intends to hold these investments until maturity.

(4) Quantum Imaging Corporation

         In October 1995, the Company and Zerbec, Inc. ("Zerbec"), as joint venturers, formed Quantum Imaging Corporation ("QIC") to develop, manufacture, and market an improved filmless digitized imaging system. The Company and Zerbec are equal owners of QIC. Pursuant to the terms of the joint venture agreement, among other things, Zerbec has an option to acquire two-thirds of SHP's interest in QIC for one dollar if certain funding objectives are not met (the "Zerbec Option"). On April 3, 1998, the Company entered into an agreement with Zerbec wherein the Company agreed to pay to Zerbec $110,000 for expenses incurred through June 30, 1998 along with $10,000 per month until the earlier of the date on which QIC receives $3 million in funding or until September 30, 1998. In consideration for these payments, Zerbec relinquished the Zerbec Option if $3 million in funding is received by Quantum before September 30, 1998.

(5)  New Facilities Lease

         Effective June 1, 1998, the Company entered into a new five-year lease agreement for facilities that will accommodate the Company's administration as well as research and development and anticipated low volume manufacturing. The agreement was entered into on April 1, 1998 and subsequently amended. The agreement provides for the lease of 17,273 square feet of total space at a cost of approximately $276,400 for the first year, which rate will increase at a rate of four percent per year during the five-year term of the lease. Management has determined that the increase in the total space leased by the Company is necessary to accommodate the expected growth of the Company, its employees and activities.

(6) Technology Option To Purchase Agreement

         In June 1998, the Company entered into an Option to Purchase Agreement ("Option Agreement") with the University of Texas System to purchase certain patents and related technology, research and development for a total purchase price of $2,400,000. The Option Agreement requires a $240,000 non-refundable payment to be made within 30 days of the effective date of the Option Agreement with the balance of $2,160,000 to be paid within 30 days of the exercise of the purchase option. The Company has the exclusive right to exercise the option and acquire the patents and related technology for a period of one year from the date of the execution of the Option Agreement, or within 14 days of notification of successful completion of an animal toxicity study. The $240,000 was paid in July 1998 and has been recorded as an accrued liability and expensed as research and development cost in the accompanying consolidated financial statements as of June 30, 1998.

         In connection with this Option Agreement, the Company entered into consulting agreements with three individuals who were the principal inventors of the technology. These consulting agreements provide for the individuals to perform services for the Company in assisting in the successful development of the related technology. The individuals are to provide a minimum of 50 hours of services annually for which they will be compensated at a rate of $150 per hour. Each individual also executed stock option agreements with the subsidiary corporation, Iontophoretics ("IPC"), which is the entity entering into the Option Agreement and the individual consulting agreements. The stock option agreements provide for the individuals to purchase up to 40,000 shares of IPC common stock at an exercise price of $.01 per share in 10,000 share increments based on the achieving of certain milestone events in the future. The Company has recorded $7,200 of consulting expense in the accompanying consolidated financial statements for the period ended June 30, 1998 related to the granting of these options.

(7) Subsequent Event

         As of June 30, 1998, the Company had outstanding Series A Warrants related to the potential issuance of 3,110,875 shares of common stock with an exercise price of $3.00 per share. The Company also had outstanding Series B Warrants related to the potential issuance of 1,290,375 shares of common stock with an exercise price of $2.00 per share. In July 1998, certain Series B Warrants were exercised resulting in the issuance of 85,000 shares of common stock with proceeds to the Company of $170,000. The remaining Series A and B Warrants have expired.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997. Wherever in this discussion the term "Company" is used, it should be understood to refer to Specialized Health Products International, Inc. ("SHPI") and its wholly owned subsidiaries, Specialized Health Products, Inc. ("SHP"), Specialized Cooperative Corporation ("SCC") and Iontophoretics Corporation ("IPC"), on a consolidated basis, except where the context clearly indicates otherwise.

Overview

         From its inception, the Company has incurred losses from operations. As of June 30, 1998, the Company had cumulative net losses totaling $13,889,649. To date, the Company's principal focus has been the design, development, testing, and evaluation of its Safety Cradle(R) sharps containers, ExtreSafe(R) Lancet Strip, ExtreSafe(R) medical needle technology, intravenous flow gauge, blood collection device, and other products, and the design and development of its molds and production processes relating to its Safety Cradle(R) sharps containers and ExtreSafe(R) Lancet Strip.

Financial Position

         The Company had $448,190 in cash as of June 30, 1998 in addition to $3,967,351 in short-term interest bearing investments. This represented an increase of $2,973,985 from December 31, 1997. Working capital as of June 30, 1998, increased to $4,434,517 as compared to $609,962 at December 31, 1997.
These increases were largely due to the completion of a private placement of securities by the Company that closed in January 1998, as discussed below.

Three and Six Months Ended June 30, 1998 and 1997

         During the three and six months ended June 30, 1998, the Company had total revenues of $281,481 and $527,589, respectively, comprised primarily of development fees; compared with revenues of $123,682 and $163,160 for the comparable periods from the prior year, comprised entirely of revenues from product sales.

All of the Company's development fee revenues during the three months ended June 30, 1998, were received pursuant to a development and license agreement (the "J&J Agreement") with Johnson & Johnson Medical, Inc. ("J&J"). The J&J Agreement provides that the Company and J&J will seek to commercialize two products using the ExtreSafe(R) medical needle technology. The J&J Agreement provides for monthly development fee payments by J&J, sharing of field related patent costs, payments for initial periods of low volume manufacturing, an ongoing royalty stream and a J&J investment in molds, assembly equipment and other capital costs related to commercialization of each product. The J&J Agreement also provides for an ongoing joint cooperative program between the Company and J&J which derives future funding directly from sales of certain products, including joint cooperative program products, low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which are jointly approved for development. The Company anticipates that revenues from development fees under the J&J Agreement will not decrease during the remainder of 1998 and sales are expected to begin under the J&J Agreement in early 1999. There is no assurance, however, that development fees will not decrease or that there will be sales under the J&J Agreement.

         Substantially all of the Company's product sales for the three months ended June 30, 1998 were derived from the sale of the ExtreSafe(R) Lancet Strip while substantially all of the Company's product sales for the three months ended June 30, 1997 were generated from sales of the Company's Safety Cradle(R) sharps containers. The Company employs a limited number of sales people and seeks to market and sell its products through third-party distributors and/or licensees.

         Consistent with this strategy, in August 1996, the Company entered into a distribution agreement (the "BDSDS Distribution Agreement") with Becton Dickinson and Company Sharps Disposal Systems ("BDSDS") whereby BDSDS is marketing and distributing the Company's Safety Cradle(R) sharps containers.

         BDSDS began selling the Safety Cradle(R) sharps containers under the BDSDS Distribution Agreement in the first quarter of 1997. During 1997, however, BDSDS did not order the minimum required amount of product under the terms of the BDSDS Distribution Agreement and, therefore, BDSDS' exclusive distribution rights became nonexclusive. In addition, the Company gave notice of termination of the BDSDS Distribution Agreement, as it is authorized to do in the case of BDSDS' failure to purchase the minimum amount of product required by the BDSDS Distribution Agreement. The parties subsequently agreed to extend the termination date and exclusivity provision of the BDSDS Distribution Agreement until May 26, 1998 to give BDSDS the opportunity to purchase the minimum products specified in the BDSDS Distribution Agreement. BDSDS did not meet the terms of the extension of the agreement. As a result, the BDSDS Distribution Agreement was terminated and the Company is pursuing various alternatives with BDSDS and others with respect to the use and distribution of the Company's Safety Cradle(R) sharps containers.

         Company management is disappointed with sales of the Safety Cradle(R) sharps containers under the BDSDS or one or more other distributors and/or licensees with the proper focus and strategy to accelerate sales of the Company's sharps containers in to the home healthcare market. There is no assurance, however, that a favorable distribution and/or license agreement will be negotiated between the Company and BDSDS or any other party or that sales will improve.

         In September 1997, the Company entered into an agreement (the "Alliance Agreement") with Alliance Medical which provides for the Company to manufacture and Alliance Medical to market and sell the ExtreSafe(R) Lancet Strip on an exclusive basis in hospitals, alternate site (e.g., homecare, plasma centers and blood banks) and consumer markets in the United States. Effective March 1, 1998, the Alliance Agreement was converted to a non-exclusive agreement with no sales minimums so that the Company can pursue additional sources of distribution. To date there have been no material sales of ExtreSafe(R) Lancet Strips.

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

         Research and development ("R&D") expenses were $432,714 and $666,677 for the three and six months ended June 30, 1998, respectively, compared with $293,227 and $592,511 for the comparable periods from the prior year. The Company's R&D efforts during the three and six months ended June 30, 1998, focused on development of several additional products utilizing the ExtreSafe(R) medical needle technology, continued development work on a filmless digitized imaging technology (which was performed by Quantum Imaging Corporation, but was funded by the Company) and costs associated with a patent and technology purchase option agreement entered into between the Company and the University of Texas System. The Company's R&D efforts in the three and six months ended June 30, 1997, focused on development of the ExtreSafe(R) Lancet Strip, development relating to several products utilizing the ExtreSafe(R) medical needle technology and development work on the filmless digitized imaging technology performed by Quantum Imaging Corporation.

         Exclusive of the costs associated with the new patent and technology purchase option agreement, R&D expenditures for the three months ended June 30, 1998, were less than R&D expenditures for each of the three months ended, September 30, 1997, December 31, 1997 and March 31, 1998, due mainly to receipt of development fees under the J&J Agreement. Should capital resources become limited, further reductions in R&D expenditures are unlikely unless and until the Company reduces its staff. Downsizing may have a material adverse effect on product development. Management does not intend to downsize. With the increased R&D associated with the J&J Agreement, the Company may hire additional employees and consultants.

         Selling, general and administrative expenses were $612,092 and $1,217,431 for the three and six months ended June 30, 1998, respectively, compared with $929,479 and $1,578,793 for the comparable periods from the prior year. The decrease resulted mainly from reductions in professional and consulting fees.

         Selling, general and administrative expenses during the three months ended June 30, 1998, were also less than amounts expended during each of the three months ended, September 30, 1997 and December 31, 1997 and comparable to the related expenses for the quarter ended March 31, 1998. Should capital resources become limited, further reductions in selling, general and administrative expenses will be difficult without reducing the number of employees or reducing the number of and scope of patent applications in the United States and abroad. Reductions in the Company's work force or the number of and scope of patent application filings may have a material adverse effect on the sale and commercialization of the Company's products. Management does not intend to downsize or limit the number or scope of the Company's patent filings unless liquidity concerns force the Company to do so. With an increase in the Company's R&D and related activities, associated principally with the J&J Agreement, the Company may experience an increase in associated selling, general and administrative costs.

         Interest and other income was $65,799 and $110,133for the three and six months ended June 30, 1998, respectively, compared with $4,683 and $6,600 for the comparable period from the prior year. The difference in interest income between said periods relates mainly to interest earned on funds on deposit and short-term interest bearing investments. As funds on deposit and interest bearing short-term investments have decreased so has the interest income. Unless the Company generates additional cash through product sales or financings, interest income during the remainder of 1998 will decrease as funds on deposit and interest bearing short-term investments are reduced.

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of equity securities, proceeds from the exercise of common stock options, advanced royalties and development fees. The Company has generated $15,951,384 in net proceeds through financing activities from inception through June 30, 1998. The Company used net cash in operating activities of $260,404 during the six months ended June 30, 1998. As of June 30, 1998, the Company's liabilities totaled $553,434, and it ha $3,750,000 in deferred royalty revenue relating to royalties the Company received from Becton Dickinson and Company Infusion Therapy Division pursuant to a license agreement relating to a single application of the Company's ExtreSafe(R) safety needle technology. The Company had working capital as of June 30, 1998 of $4,434,517.

         The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development and bring the ExtreSafe(R) medical needle technology, intravenous flow gauge, blood collection device and other products to commercial viability, and the level of sales of and marketing for the Safety Cradle(R) sharps containers and ExtreSafe(R) Lancet Strip. The Company believes that existing funds, license fees, development fees, and funds generated from sales, will be sufficient to support the Company's operations and planned capital expenditures through 1998. The Company may, however, raise additional funds through a public or private offering if, in the opinion of management, the Company is in need of additional funding. There is no assurance that any such offering will be completed or that, if completed, the terms of such offering will be favorable to the Company.

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

         Quantum was unsuccessful in meeting the funding objectives. On April 3, 1998, however, the Company and Zerbec entered into an agreement whereby the Company agreed to pay Zerbec $110,000 for expenses Zerbec had incurred through June 30, 1998 on Quantum's behalf along with $10,000 per month until the earlier of the date on which Quantum receives $3 million in funding or until September 30, 1998. In consideration for these payments, Zerbec will relinquish the Zerbec Option if $3 million in funding is received by Quantum before September 30, 1998. There can be no assurance that Quantum will be successful in timely raising the $3 million in funding or that the Company's ownership interest in Quantum will not decrease as a result of the exercise of the Zerbec Option and/or from dilution related to outside financing.

         In July 1998, Series B Warrants were exercised resulting in the issuance of 85,000 shares of common stock of the Company with total proceeds of $170,000. The remaining Series B and all of the Series A Warrants expired in July 1998.

Inflation

         The Company does not expect the impact of inflation on its operations to be significant.


Year 2000

         The Company uses computers principally for product design, product prototyping and administrative functions such as communications, word processing, accounting and management and financial reporting. The Company's principal computer systems have been purchased since December 31, 1995. The software utilized by the Company is generally standard "off the shelf" software, typically available from a number of vendors. While the Company believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent substantially on vendor compliance. The Company intends to modify or replace those systems that are not year 2000 compliant. The Company is verifying with its system and software vendors that the services and products provided are, or will be, year 2000 compliant. The Company estimates that the cost to redevelop, replace or repair its technology will not be material. There can be no assurance, however, that such systems and/or programs are or will be year 2000 compliant and that the failure of such would not have a material adverse impact on the Company's business and operations.

         In addition to its own computer systems, in connection with its business activities, the Company interacts with suppliers, customers, creditors and financial service organizations domestically and globally who use computer systems. It is impossible for the Company to monitor all such systems, and there can be no assurance that the failure of such systems would not have a material adverse impact on the Company's business and operations. The Company is currently evaluating what contingency plans, i any, to make in the event the Company or parties with whom the Company does business experience year 2000 problems.

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

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, changes in the regulation of safety health care products, and other risks. Furthermore, manufacturing delays may result from additional mold redesigns or delays may result from the failure to timely obtain FDA approval to sell future products. In addition, sales and other revenues may not commence as anticipated due to delays or otherwise. If and when product sales commence, sales may not reach the levels anticipated. As a result, the Company' actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.





                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable.

Item 2. Changes in Securities.

         In July 1998, Series B Warrant holders exercised warrants to acquire 85,000 shares of the Company's common stock for total proceeds of $170,000. The common stock was issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). In addition, in May 1998 the Company issued to an employee stock options to acquire 10,000 shares of the Company's common stock at $1.8125 per share. The exercise price was the market price of the underlying common stock on the date of grant. The options were issued pursuant to Section 4(2) of the Securities Act.

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

     EXHIBIT NO.                        DESCRIPTION OF EXHIBIT

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

        (b) Reports on Form 8-K:

         An amended report was filed during the quarter ended June 30, 1998 relating to the J&J Agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                 SPECIALIZED HEALTH PRODUCTS
                                 INTERNATIONAL, INC.:



Date: 8/14/98                      By  /s/ David A. Robinson
                                   --------------------------------------------
                                   David A. Robinson
                                   President, Chief Executive Officer, Director




Date: 8/14/98                    By  /s/ Charles D. Roe
                                    --------------------------------------------
                                    Charles D. Roe
                                    Chief Financial Officer