Form 10-Q
period 1998-09-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 1998-11-16
CIK 790228

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998

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
                                    X Yes ____ No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding as of November 13, 1998
              -----                       -----------------------------------
  Common Stock, $.02 par value                        12,356,440



                          PART I FINANCIAL INFORMATION

  Item 1. Financial Statements.

                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                (A Company in the Development Stage)
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)

                                                                                 September 30,          December 31,
 Assets                                                                               1998                  1997
 ------                                                                         --------------       ---------------
 Current assets:
   Cash                                                                         $      513,354       $     1,441,556
   Short-term investments                                                            2,745,399                     -
   Accounts receivable                                                                 572,596                34,328
   Inventories                                                                          52,371                72,352
   Prepaid expenses and other                                                           74,264                56,891
   Amounts due from related parties                                                      7,926                     -
                                                                                --------------       ---------------
     Total current assets                                                            3,965,910             1,605,127
 Property and equipment, net                                                         1,467,586             1,450,429
 Equipment held for sale, net                                                          347,086                     -
 Patents and intellectual property, net                                                180,636               229,857
 Deposit                                                                                27,000                     -
                                                                                --------------       ---------------
     Total assets                                                               $    5,988,218       $     3,285,413
                                                                                ==============       ===============
 Liabilities and Stockholders' Equity
 Current liabilities:
   Accounts payable                                                             $       43,584       $       469,948
   Accrued liabilities                                                                 254,964               398,022
   Amounts due to related parties                                                            -               127,195
                                                                                --------------       ---------------
     Total current liabilities                                                         298,548               995,165
                                                                                --------------       ---------------
 Deferred royalty revenue                                                            3,750,000             1,750,000
                                                                                --------------       ---------------
 Stockholders' equity:
 ---------------------
   Preferred stock, $.001 par value; 5,000,000 shares authorized, no
     shares outstanding                                                                      -                     -
   Common stock, $.02 par value; 50,000,000 shares authorized,
     12,356,440 and 10,129,842 shares outstanding, respectively                        247,129               202,597
   Additional paid-in capital                                                       14,788,373            12,113,346
   Series C warrants to purchase common stock                                                -               310,994
   Series D warrants to purchase common stock                                        1,937,952               388,158
   Common stock subscriptions receivable                                              (200,200)             (209,200)
   Deferred consulting expense                                                         (40,200)              (40,200)
   Deficit accumulated during the development stage                                (14,793,384)          (12,225,447)
                                                                                --------------       ---------------
     Total stockholders' equity                                                      1,939,670               540,248
                                                                                --------------       ---------------
     Total liabilities and stockholders' equity                                 $    5,988,218       $     3,285,413
                                                                                ==============       ===============

     See accompanying notes to condensed consolidated financial statements.



                              SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                             (A Company in the Development Stage)
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)
                                                                                                          Period from
                                                                      Three Months Ended                  Inception to
                                                                  September 30, September 30,             September 30,
                                                                 1998                   1997                   1998
                                                           -------------          -------------         ---------------
 Sales                                                     $       1,144          $      13,963         $       748,116
 Cost of sales                                                       915                  9,199                 536,069
                                                           -------------          -------------         ---------------
   Gross margin on sales                                             229                  4,764                 212,047
                                                           -------------          -------------         ---------------
 Development fees                                                249,882                250,000               1,018,525
 Cost of development fees                                        199,906                      -                 614,820
                                                           -------------          -------------         ---------------
   Gross margin on development fees                               49,976                250,000                 403,705
                                                           -------------          -------------         ---------------
 Operating expenses:
   Selling, general and administrative                           804,533                879,922              10,976,113
   Research and development                                      205,600                322,013               4,438,909
   Write-off of operating assets                                       -                 89,918                 419,992
                                                           -------------          -------------         ---------------
     Total operating expenses                                  1,010,133              1,291,853              15,835,014
                                                           -------------          -------------         ---------------

     Loss from operations                                       (959,928)            (1,037,089)            (15,219,262)

 Interest income, net                                             55,384                 10,349                 404,461
 Other income, net                                                   809                    206                  49,586
                                                           -------------          -------------         ---------------

 Net loss                                                       (903,735)            (1,026,534)            (14,765,215)
 Less preference stock dividends                                       -                      -                 (28,169)
                                                           -------------          -------------         ---------------
 Net loss applicable to common shares                      $    (903,735)         $  (1,026,534)        $   (14,793,384)
                                                           =============          =============         ===============

 Net loss per common share (basic and diluted)             $        (.07)         $        (.11)
                                                           =============          =============

 Weighted average number of common shares
   outstanding (basic and diluted)                            12,338,886              9,288,539
                                                           =============          =============

     See accompanying notes to condensed consolidated financial statements.


               SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                                         Period from
                                                                    Nine Months Ended                    Inception to
                                                          September 30,           September 30,          September 30,
                                                                 1998                  1997                   1998
                                                           -------------          -------------         ---------------
 Sales                                                     $     10,090           $     177,123         $       748,116
 Cost of sales                                                    8,115                 136,241                 536,069
                                                           -------------          -------------         ---------------
   Gross margin on sales                                          1,975                  40,882                 212,047
                                                           -------------          -------------         ---------------
 Development fees                                               768,525                 250,000               1,018,525
 Cost of development fees                                       614,820                       -                 614,820
                                                           -------------          -------------         ---------------
   Gross margin on development fees                             153,705                 250,000                 403,705
                                                           -------------          -------------         ---------------
 Operating expenses:
   Selling, general and administrative                        2,021,964               2,458,715              10,976,113
   Research and development                                     872,277                 914,524               4,438,909
   Write-off of operating assets                                      -                  92,557                 419,992
                                                           -------------          -------------         ---------------
     Total operating expenses                                 2,894,241               3,465,796              15,835,014
                                                           -------------          -------------         ---------------
     Loss from operations                                    (2,738,561)             (3,174,914)            (15,219,262)

 Interest income, net                                           165,517                  16,949                 404,461
 Other income, net                                                5,107                   7,883                  49,586
                                                           -------------          -------------         ---------------
 Net loss                                                    (2,567,937)             (3,150,082)            (14,765,215)

 Less preference stock dividends                                      -                       -                 (28,169)
 Net loss applicable to common shares                      $ (2,567,937)          $  (3,150,082)        $   (14,793,384)
                                                           ============           =============         ===============

 Net loss per common share (basic and diluted)             $       (.21)          $        (.35)
                                                           ============           =============
 Weighted average number of common shares
   outstanding (basic and diluted)                           12,082,760               9,028,821
                                                           ============           =============


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

                                              Increase (Decrease) in Cash

                                                                      Nine Months Ended                       Period from
                                                                                                             Inception to
                                                                September 30,         September 30,          September 30,
                                                                    1998                   1997                   1998
                                                               --------------         -------------         ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $   (2,567,937)        $  (3,150,082)        $   (14,765,215)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization                                   202,299               165,287                 729,958
      Common stock issued for services                                      -               212,500                  18,500
      Noncash consulting expense                                        7,200                     -                 460,500
      Loss on disposition of assets                                     3,073                92,557                 424,356
      Changes in operating assets and liabilities:
        Accounts receivable                                          (538,268)              (83,503)               (572,596)
        Inventories                                                    19,981               (13,328)                (52,371)
        Prepaid expenses and other                                    (17,373)              (39,637)                (74,264)
        Amounts due from related parties                               (7,926)               (2,316)                 (7,926)
        Deposit                                                       (27,000)                                      (27,000)
        Accounts payable and accrued liabilities                     (422,422)               (2,894)                298,548
        Amounts due to related parties                               (127,195)              (73,152)                      -
        Deferred royalty revenue                                    2,000,000             1,750,000               3,750,000
                                                               --------------         -------------         ---------------
          Net cash used in operating activities                    (1,475,568)           (1,144,568)             (9,817,510)
                                                               --------------         -------------         ---------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                (523,611)             (304,207)             (2,696,692)
   Purchase of short-term investments, net                         (2,745,399)                    -              (2,745,399)
   Purchase of patents and intellectual property                            -                     -                (356,146)
   Proceeds from insurance loss                                         3,217                     -                   3,217
   Loan made to stockholder                                                 -              (182,577)                      -
                                                               --------------         -------------         ---------------
          Net cash used in investing activities                    (3,265,793)             (486,784)             (5,795,020)
                                                               --------------         -------------         ---------------

 CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock and
      common stock warrants                                         3,804,159             1,723,345              14,265,752
   Proceeds from stock subscriptions                                    9,000                     -                 339,300
   Proceeds from issuance of preferred stock                                -                     -               1,164,001
   Proceeds from issuance of redeemable
      Preference stock                                                      -                     -                 240,000
   Payments on redeemable preference stock
      and dividends                                                         -                     -                (268,169)
   Net borrowings on stockholder loans                                      -                     -                 385,000
                                                               --------------         -------------         ---------------
          Net cash provided by financing activities                 3,813,159             1,723,345              16,125,884
                                                               --------------         -------------         ---------------
 NET (DECREASE) INCREASE IN CASH                                     (928,202)               91,993                 513,354
 CASH AT BEGINNING OF PERIOD                                        1,441,556               252,694                       -
                                                               --------------         -------------         ---------------
 CASH AT END OF PERIOD                                         $      513,354         $     344,687         $       513,354
                                                               ==============         =============         ===============

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

                                                                    Nine Months Ended                      Period from
                                                                                                           Inception to
                                                               September 30,         September 30,          September 30,
                                                                   1998                  1997                    1998
                                                               -------------          -------------         ---------------

  Supplemental Disclosures of Noncash Investing and
  Financing Activities:
     In-kind dividends on redeemable preference stock          $                      $        -            $     28,169
      Common stock issued for subscription receivable                                          -                 548,000
   Common stock issued for services                                   37,500                   -                  37,500
   Series D warrants issued for services                             160,000                   -                 160,000
   Conversion of stockholder debt to common stock                          -                   -                 485,000


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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 3 1, 1997 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the operating results that may result for the year ending December 31, 1998. The accounting policies followed by the Company are set forth in Note I to the Company's consolidated financial statements in its December 31, 1997 Annual Report on Form 10-K.

(2) Net Loss Per Common Share

         Net loss per common share is based on the weighted average number of common shares outstanding. Stock options, warrants and preferred shares prior to conversion are not included in the calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share. Therefore, there is no difference between basic and diluted net loss per common share for the periods presented. The Company has common stock options and warrants outstanding at September 30, 1998 that, if exercised, would result in the issuance of an additional 5,898,287 shares of common stock.

(3) Short-Term Investments

         Short-term investments at September 30, 1998 consist of investments in commercial paper having maturity dates from October 19, 1998 to November 6, 1998 with interest rates ranging from 5.25% to 5.45%. The Company intends to hold these investments until maturity.

(4) Quantum Imaging Corporation

         In 1995, the Company and Zerbec, Inc. ("Zerbec"), as joint venturers, formed Quantum Imaging Corporation ("Quantum") to develop, manufacture, and market an improved filmless digitized imaging system. SHP owns one-half of the issued and outstanding stock of Quantum. In October 1998, Quantum entered into a nonbinding Letter of Intent whereby U.S. Healthcare, LC has agreed to acquire all of the outstanding Quantum stock for $7 million (the "Purchase Price"). $1,000,000 of the Purchase Price will be paid on or before December 31, 1998 with the remaining $6,000,000 expected to be paid in 1999 as certain milestones are achieved. The Company expects to receive $3,400,000 of the Purchase Price. The parties are currently in the process of drafting a comprehensive agreement memorializing the parties' agreement (the "Final Agreement"). There can be no assurance, however, that the Final Agreement will be completed, or that if completed, that the parties will be successful in achieving the milestones. In addition, if the Final Agreement is not reached, Zerbec has the right to acquire two-thirds of the Company's interest in Quantum for nominal consideration as a result of certain conditions set forth in the Quantum Joint Venture Agreement.

(5) Series A and Series B Warrants

         As of July 1, 1998, the Company had outstanding Series A Warrants related to the potential issuance of 3,110,875 shares of common stock with an exercise price of $3.00 per share. The Company also had outstanding Series B Warrants related to the potential issuance of 1,290,375 shares of common stock with an exercise price of $2.00 per share. In July 1998, certain Series B Warrants were exercised resulting in the issuance of 85,000 shares of common stock with proceeds to the Company of $170,000. Thereafter in July 1998 the remaining outstanding Series A and B Warrants expired.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997. Wherever in this discussion the term "Company" is used, it should be understood to refer to Specialized Health Products International, Inc. and its wholly owned subsidiaries, Specialized Health Products, Inc., Specialized Cooperative Corporation and Iontophoretics Corporation, on a consolidated basis, except where the context clearly indicates otherwise.

Overview

         From its inception, the Company has incurred losses from operations. As of September 30, 1998, the Company had cumulative net losses totaling
$14,765,215. To date, the Company's principal focus has been the design, development, testing, and evaluation of its Safety Cradle(R) sharps containers, ExtreSafe(R) Lancet, ExtreSafe(R) safety needle technology, intravenous flow gauge, blood collection device, and other safety medical products, and the design and development of molds and production processes relating to its Safety Cradle(R) sharps containers and ExtreSafe(R) Lancet Strip.

Financial Position

         The Company had $513,354 in cash as of September 30, 1998 in addition to $2,745,399 in short-term interest bearing investments. This represented an increase of $1,817,197 from December 31, 1997. Working capital as of September 30, 1998, increased to $3,667,362 as compared to $609,962 at December 31, 1997.
These increases were largely due to the completion of a private placement of securities by the Company that closed in January 1998 and receipt of the deferred royalty revenue from Becton Dickinson.

Three and Nine Months Ended September 30, 1998 and 1997

         During the three and nine months ended September 30, 1998, the Company had total revenues of $251,026 and $778,615, respectively, comprised primarily of development fees; compared with total revenues of $263,963 and $427,123 for the comparable periods from the prior year which was comprised of development fees and revenues from product sales.

         All of the Company's development fee revenues during the three and nine months ended September 30, 1998, were earned pursuant to a development and license agreement (the "JJM Agreement") with Johnson & Johnson Medical, Inc. ("JJM"). The JJM Agreement provides that the Company and JJM will seek to commercialize two products using the ExtreSafe(R) safety needle technology. The JJM Agreement provides for monthly development fee payments by JJM, sharing of field related patent costs, payments for initial periods of low volume manufacturing, an ongoing royalty stream and a JJM investment in molds, assembly equipment and other capital costs related to commercialization of each product. The JJM Agreement also provides for an ongoing joint cooperative program between the Company and JJM which derives future funding directly from sales of certain products, including joint cooperative program products, low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which are jointly approved for development. The Company and JJM also reached arrangements whereby they are seeking to commercialize four additional products under their joint cooperative arrangement. The Company anticipates that revenues from development fees under the JJM Agreement will not decrease during the remainder of 1998 and sales are expected to begin under the JJM Agreement in early 1999. There is no assurance, however, that development fees will not decrease or that there will be sales under the JJM Agreement.

         All of the Company's development fee revenues during the three and nine months ended September 30, 1997, were received pursuant to an agreement (the "License Agreement") with Becton Dickinson and Company Infusion Therapy Division ("BDIT") relating to a single application of the Company's ExtreSafe(R) safety needle technology (the "Technology"). Pursuant to the terms of the License Agreement, BDIT made payments of $1,750,000, $250,000 and $2,000,000 to the Company in June 1997, September 1997 and April 1998, respectively. Of these total payments, $3,750,000 are advanced royalties for sales occurring before the year 2002 and $250,000 represented product development fee. The Company does not expect to generate any future development fee revenues under the License Agreement.

         Substantially all of the Company's product sales for the three and nine months ended September 30, 1998 were derived from the sale of the ExtreSafe(R) Lancet Strip while substantially all of the Company's product sales for the comparable periods from the prior year were generated from sales of the Company's Safety Cradle(R) sharps containers. The Company employs a limited number of sales people and seeks to market and sell its products through third-party distributors and/or licensees. Because of certain market conditions, the Company is no longer producing or selling the ExtreSafe(R) Lancet Strip. Rather, it is developing two single ExtreSafe(R) Lancet products. Accordingly, certain of the Company's ExtreSafe(R) Lancet Strip manufacturing assets are currently being held for sale. Although the Company has identified a potential buyer for the assets and expects to realize the book value of those assets through their sale, there can be no assurance that such sale will be completed or that if completed, the sale will be on terms favorable to the Company. In addition, the assignment agreement associated with the ExtreSafe(R) Lancet Strip has terminated along with any associated rights and obligations.

         License and distribution arrangements, such as those discussed above, create certain risks for the Company, including (i) reliance for sales of products on other parties, and therefore reliance on the other parties' marketing ability, marketing plans and credit-worthiness; (ii) the risk that any goodwill associated with use of the Company's products that are marketed under another parties' labels may inure to the benefit of the other parties rather than the Company; (iii) the Company may have only limited protection from changes in manufacturing costs and raw materials costs; and (iv) the possibility that if the Company is reliant on other parties for all or substantially all of its sales, the Company may be limited in its ability to negotiate with such other parties upon any renewals of their agreements. Further, because such arrangements are generally expected to provide the Company's marketing partners with certain elements of exclusivity with respect to the products to be marketed by those partners, the Company's success will be highly dependent on the results obtained by its partners.

         Research and development ("R&D") expenses were $205,600 and $872,277 for the three and nine months ended September 30, 1998, respectively, compared with $322,013 and $914,524 for the comparable periods from the prior year. The Company's R&D efforts during the three and nine months ended September 30, 1998, focused on development of several additional products utilizing the ExtreSafe(R) safety needle technology, the ExtreSafe(R) Lancet technology and continued development work on a filmless digitized imaging technology (which was performed by Quantum, but was funded by the Company). The Company's R&D efforts during the three and nine months ended September 30, 1997, focused on completing development of the ExtreSafe(R) Lancet Strip, development relating to several products utilizing the ExtreSafe(R) safety needle technology and development work on the filmless digitized imaging technology (which was performed by Quantum, but was funded by the Company).

         Selling, general and administrative expenses were $804,533 and $2,021,964 for the three and nine months ended September 30, 1998, respectively, compared with $879,922 and $2,458,715 for the comparable periods from the prior year. The decrease resulted mainly from reductions in professional and consulting fees.

         Interest and other income was $56,193 and $170,624 for the three and nine months ended September 30, 1998, respectively, compared with $10,555 and $24,832 for the comparable periods from the prior year. The increase in interest income is attributable to interest earned on higher levels of Rinds on deposit and short-term interest bearing investments. As funds on deposit and interest bearing short-term investments have increased, so has the interest income. Unless the Company generates additional cash through product sales or financings, interest income during the remainder of 1998 will decrease as funds on deposit and interest bearing short-term investments are used for operating activities.

Liquidity and Capital Resources

         The Company has financed its operations principally through private placements of equity securities, proceeds from the exercise of common stock options and warrants, advanced royalties and development fees. The Company has generated $16,125,884 in net proceeds through financing activities from inception through September 30, 1998. The Company used net cash in operating activities of $1,475,568 during the nine months ended September 30, 1998. As of September 30, 1998, the Company's current liabilities totaled $298,548, and it had $3,750,000 in deferred royalty revenue relating to the BDIT License
Agreement. The Company had working capital as of September 30, 1998 of $3,667,362.

         In 1995, the Company and Zerbec, Inc., as joint venturers, formed Quantum to develop, manufacture, and market an improved filmless digitized imaging system. SHP owns one-half of the issued and outstanding stock of Quantum. In October 1998, Quantum entered into a non-binding Letter of Intent whereby U.S. Healthcare, LC has agreed to acquire all of the outstanding Quantum stock for $7 million (the "Purchase Price"). $1,000,000 of the Purchase Price will be paid on or before December 31, 1998 with the remaining $6,000,000 expected to be paid in 1999 as certain milestones are achieved. The Company expects to receive $3,400,000 of the Purchase Price. The parties are currently in the process of drafting a comprehensive agreement memorializing the parties' agreement (the "Final Agreement"). There can be no assurance, however, that the Final Agreement will be completed, or that if completed, that the parties will be successful in achieving the milestones. In addition, if the Final Agreement is not reached, Zerbec has the right to acquire two-thirds of the Company's interest in Quantum for nominal consideration as a result of certain conditions set forth in the Quantum Joint Venture Agreement.

         The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development and bring the ExtreSafe(R) safety needle products, intravenous flow gauge, blood collection devices, ExtreSafe(R) Lancets and other products to commercial viability, and the level of sales of and marketing for the Safety Cradle(R) sharps containers. The Company believes that existing funds, license fees, development fees, proceeds from the sale of Quantum and other technologies and funds generated from product royalties and sales, will be sufficient to support the Company's operations and planned capital expenditures for the foreseeable future. The Company may, however, raise additional funds through a public or private offering if, in the opinion of management, the Company is in need of additional funding. There is no assurance that any such offering will be completed or that, if completed, the terms of such offering will be favorable to the Company.

Nasdaq Small-Cap Market Quotation

         The Company's common stock is currently traded on the Nasdaq Small-Cap Market System. In order to continue to qualify its stock for quotation on the Nasdaq Small-Cap Market, the Company must have, among other things, $2 million in net tangible assets, a market capitalization of $35 million or annual net income of $500,000. The Company is also required to have a minimum of two independent directors and an audit committee, a majority of which are independent directors, and a minimum bid price of at least $1.

         As of September 30, 1998, the Company had net tangible assets of $1,759,034. As a result, the Company does not meet the Nasdaq Small-Cap Market listing requirements. The Company believes that the funds generated from the Quantum sale, development arrangements and other planned funding activities will bring the Company into compliance with the net tangible asset requirements by December 31, 1998. However, there can be no assurance that such additional planned funding will be adequate or completed. In addition, the Company's closing bid price on November 13, 1998 was $1.3125 and there can be no assurance that the Company's bid price will remain above $1. The Company's failure to comply with the listing requirements could result in delisting. In the event of delisting, trading, if any, in the Company's securities would be expected to be conducted in the over-the-counter market in what is commonly referred to as the "Electronic Bulletin Board." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's securities. The loss of continued price quotations as provided by the Nasdaq System could also cause a decline in the price of the Common Stock, a loss of news coverage of the Company and difficulty in obtaining subsequent financing.

Inflation

         The Company does not expect the impact of inflation on its operations to be significant for the next twelve months.

Year 2000

         The Company uses computers principally for product design, product prototyping and administrative functions such as communications, word processing, accounting and management and financial reporting. The Company's principal computer systems have been purchased since December 31, 1995. The software utilized by the Company is generally standard "off the shelf' software, typically available from a number of vendors. While the Company believes it is taking all appropriate steps to assure year 2000 compliance, it is also dependent on vendor compliance. The Company intends to modify or replace those systems that are not year 2000 compliant. The Company is verifying with its system and software vendors that the services and products provided are, or will be, year 2000 compliant. There are other conditions and activities associated with the Company's operations which may be effected by year 2000 issues. The Company is in the process of evaluating and working with the associated service providers to become year 2000 compliant in those areas. The Company estimates that the cost to redevelop, replace or repair functions and activities potentially effected by year 2000 issues will not be material. There can be no assurance, however, that such systems and/or programs are or will be year 2000 compliant and that the failure of such would not have a material adverse impact on the Company's business and operations.

         In addition to its own computer systems, in connection with its business activities, the Company interacts with suppliers, customers, creditors and financial service organizations domestically and globally who use computer and other systems and activities which may be effected by year 2000 issues. It is impossible for the Company to monitor all such systems, and there can be no assurance that the failure of such systems would not have a material adverse impact on the Company's business and operations. The Company is currently evaluating what contingency plans, if any, to make in the event the Company or parties with whom the Company does business experience year 2000 problems. Because of the uncertainties associated with the potential global impact of year 2000 issues, the Company is unable to ascertain the extent of their potential impact on the Company.

Forward-Looking Statements

         When used in this Form 10-Q, in other filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive  officer of the  Company,  the words or phrases  "would be ... .. will allow,"  "intends  to ... .. will  likely  result,"  "are  expected  to,"  "will continue," "is anticipated,"  "estimate ... .. project," or similar  expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings.

         No material change since the date of the Company's Annual Report on Form 10-K.

Item 2. Changes in Securities.

         In July 1998, Series B Warrant holders exercised warrants to acquire 85,000 shares of the Company's common stock for total proceeds of $170,000. The common stock was issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

         In July 1998, Series A Warrants to purchase 3,110,875 shares of the Company's common stock at an exercise price of $3.00 per share and Series B Warrants to purchase 1,205,375 shares of the Company's common stock expired. The Company has no Series A or Series B Warrants outstanding.

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

 3(ii).1             Second   Amended  and   Restated   Bylaws  of  the  Company
                     (Incorporated by reference to Exhibit 3(ii).1 of the Company's Annual Report on Form 10-K, dated December 31,
                     1997).

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

 10.4 Joint Venture Agreement between SHP and Zerbec, Inc., dated October 30, 1995 (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-K, dated December 3 1, 1995)

 10.5 License Agreement between SHP and Becton, Dickinson and Company (Incorporated by reference to Exhibit 10. 1 of the Company's Current Report on Form 8-K, dated June 4, 1997)

 10.6 Distribution and License Agreement between SHP and Johnson and Johnson Medical, Inc. (Incorporated by reference to Exhibit 10. 1 of the Company's Current Report on Form 8-K/A, dated December 22, 1997)

 27.1                Financial Data Schedule

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

                                 SPECIALIZED HEALTH PRODUCTS
                                 INTERNATIONAL, INC.:

 Date: 11/13/98                  By   /s/ David A. Robinson
                                   ---------------------------------------------
                                    David A. Robinson
                                    President, Chief Executive Officer, Director



 Date: 11/13/98                  By   /s/ Charles D. Roe
                                   ---------------------------------------------
                                   Charles D. Roe
                                   Chief Financial Officer