Form 10-K
period 1998-12-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 1999-04-15
CIK 790228

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                                December 31, 1998

                             Commission file number
                                     0-26694

                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                93-0945003
(State or other  jurisdiction  of           (IRS Employer Identification No.)
      incorporation)

                    585 West 500 South, Bountiful, Utah 84010 (Address of principal executive offices)

                                 (801) 298-3360
              (Registrant's telephone number, including area code)


     Securities registered pursuant to Section 12(g) of the Act:

       Title of each class             Name of each exchange on which registered
  Common Stock, $.02 Par Value                              None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant at April 5, 1999 was $11,308,600. On that date, there were 12,356,440 outstanding shares of the registrant's common stock.

                SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.


                       TABLE OF CONTENTS TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998


                                     PART I

Item 1.    Business .........................................................3
Item 2.    Properties ......................................................15
Item 3.    Legal Proceedings ...............................................15
Item 4.    Submission of Matters to a Vote of Security Holders .............16

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters .............................................17
Item 6.    Selected Financial Data .........................................18
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................19
Item 8.    Financial Statements and Supplementary Data .....................29
Item 9.    Changes in and Disagreements on Accounting and Financial
           Disclosure ......................................................29

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ..............30
Item 11.   Executive Compensation ..........................................32
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management ..................................................35
Item 13.   Certain Relationships and Related Transactions ..................37

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K .....................................................38

                                     PART I

Item 1. Business.

General

         The Company is engaged principally in the development of cost-effective, disposable, proprietary health care products designed to reduce the incidence of accidental injury in the health care industry, and thus reduce the spread of disease. The Company has created a portfolio of proprietary health care products that are in various stages of production, pre-production, development and research. At present, the Company is focusing its resources and activities principally on completing development of products under current licensing and development arrangements, developing new safety medical device products and identifying marketing partners for the Company's sharps containers and other new safety medical devices. All of the Company's products are designed to reduce the risk of acquiring HIV/AIDS, hepatitis B and other blood-borne diseases through accidental needlesticks.

         In May 1997, the Company entered into an agreement (the "License Agreement") with Becton Dickinson and Company Infusion Therapy Division ("BDIT") relating to a single application of the Company's ExtreSafe(R) safety needle technology (the "Technology"). Pursuant to the terms of the License Agreement, BDIT made payments of $4,000,000 to the Company. Of these total payments, $3,750,000 was for advanced royalties for sales occurring before the year 2002 and $250,000 was for a product development fee. BDIT is required to pay ongoing royalties to the Company based on sales of products utilizing the Technology. In addition, beginning in BDIT's fiscal year 2002, BDIT is required to pay minimum royalties in order to maintain exclusive rights under the License Agreement. BDIT has told the Company that BDIT expects to begin selling the product that is the subject of the License Agreement in the second quarter of 1999. The Company will not be manufacturing product in connection with the License Agreement. There is no assurance that the Company will realize revenues under the License Agreement or that the product will be launched in the second quarter of 1999 as anticipated.

         In December 1997, the Company entered into a Development and License Agreement (the "JJM Agreement") with Johnson & Johnson Medical, Inc. ("JJM") to commercialize two applications of the safety needle technology. The JJM Agreement provides for monthly development payments by JJM, sharing of field related patent costs, the possibility of payments for initial periods of low volume manufacturing, an ongoing royalty stream and a JJM investment in molds, assembly equipment and other capital costs related to commercialization of each product. The JJM Agreement also provides for an ongoing joint cooperative program between the Company and JJM which derives future funding directly from sales of Company created products, the possibility of low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which are jointly approved for development. The Company anticipates that JJM will perform substantially all of the manufacturing under the JJM Agreement during 1999. The Company and JJM also reached arrangements whereby they are pursuing development and commercialization of four additional products under their joint cooperative program. In connection with the JJM Agreement, Johnson & Johnson Development Corporation purchased $2,000,000 of Company securities in a private placement that closed in January 1998. In addition, in 1998 the Company recognized $1,028,934 in development fee revenue relating to the JJM Agreement. The Company anticipates that sales of two products under the JJM Agreement will begin in 1999. There is no assurance that the Company will realize revenues under the JJM Agreement or that any of these products will be launched as anticipated.

         The Company has an ongoing program for developing products using its ExtreSafe(R) medical needle technology and other medical needle technologies. These technologies allow a contaminated needle to be protected without exposure of the health care worker to the contaminated needle. Products under development that incorporate these safety medical needle technologies include phlebotomy devices, catheters inserters and several different syringe applications. Prototypes of the phlebotomy devices, catheters inserters and syringes have been completed. The Company is developing other medical safety devices.

Company Background

         Specialized Health Products, Inc. ("SHP"), a Utah corporation, was incorporated in November 1993. On July 28, 1995, SHP became a wholly owned subsidiary of Specialized Health Products International, Inc. ("SHPI" or
"Registrant"), a Delaware corporation, through a merger with a subsidiary of SHPI (the "Acquisition").

         The Registrant was incorporated as a Utah corporation in 1986. The Company's corporate domicile was changed to the State of Delaware, and its name was changed to Russco, Inc., effective December 20, 1990, by merger into a then newly created Delaware corporation. The Company had no operations until the date of the Acquisition. On that date the Company changed its name to "Specialized Health Products International, Inc." The persons serving as officers and directors of SHP immediately prior to the consummation of the Acquisition were elected to the same offices with SHPI and retained their positions as directors and officers of SHP. In addition, the outstanding securities of SHP became outstanding securities of SHPI. Prior to the Acquisition, neither SHP nor any affiliate of SHP had an interest in Russco, Inc.

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


         The self-closing Safety Cradle(R) sharps containers allow for the disposal of sharps in containers that incorporate a self-closing sharps containment flap and incorporate both a temporary and a permanent locking mechanism. Especially adapted for alternate site use (alternate sites include emergency vehicles, in-home and insurance testing), the Company's Safety Cradle(R) sharps containers provide convenience and safety for home health care and other portable applications. In addition, each of the Company's sharps containers is designed to be used as a shipping container for the transport of medical products. The containers then readily convert at the user's site into safe and efficient sharps disposal containers. This special design feature permits the Safety Cradle(R) container to fill a unique market niche. Made of polypropylene material, the Safety Cradle(R) sharps container's novel, single injection molded part lid fits three sizes of containers, allowing the Company to offer products for a broad spectrum of sharps containment applications, especially alternate site use. Because each Safety Cradle(R) sharps container is formed from only two molded parts, unit manufacturing costs are low which enhances the Company's competitive position.

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

         While the Company has entered into several marketing and distribution arrangements relating to its sharps container products in the past, such arrangements were not successful and no such arrangements are currently in effect. The Company is actively seeking to enter into distribution, marketing and/or licensing arrangements. There can be no assurance that the Company will be successful in entering into such arrangements, or that if such arrangements are consummated that they will be on terms that are favorable to the Company.

         Safety Lancets

         The Company attempted to market and sell its ExtreSafe(R) Lancet Strip. Because of poor market response, the Company is no longer producing or selling the ExtreSafe(R) Lancet Strip. Rather, it is developing two single safety lancet products. Accordingly, certain of the Company's ExtreSafe(R) Lancet Strip manufacturing assets previously held for sale were written off or reduced to their estimated realizable value. Those assets that were not written off total $142,600 and are expected to be used in the Company's future operations.

Products Under Development

         Company sponsored research activities resulted in expenses of $909,048 for 1998, compared with $1,191,857 and $1,264,186 for 1997 and 1996, respectively. Customers sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques for which the Company earned revenue of $1,028,934 in 1998, $250,000 in 1997 and $0 in 1996. The following products are currently under development.

         The Safety Lancets

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

         The safety lancets are being designed such that they can only be used one time. A lancet activation device provides for the safe and convenient triggering of each lancet. After a lancet is used once, the blade automatically returns inside its protective housing and the mechanism is disabled so that the lancet cannot be reused. The used lancet can be appropriately discarded into a sharps container which provides additional protection. In the opinion of management, the blade and blade actuation mechanism of the Company's safety lancets have revolutionary designs. Management also believes that the safety lancet's design makes it less painful than nail type lancets, although no formal comparison testing has been conducted. It is also noteworthy that the part of the lancet in contact with the patient's skin prior to lancing is sterile until contaminated by the procedure.

         Safety Phlebotomy Devices (ExtreSafe(R), FlexLoc(TM) and AutoLoc(TM))

         The present method for drawing larger amounts of blood from patients for blood tests involves insertion of a needle, which is attached to a barrel, into a blood vessel. Blood is then obtained by way of vacuum pressure, most often into a small evacuated tube-like container inserted into the barrel. (The barrel is commonly known as a Vacutainer(R); Vacutainer(R) is not a trademark of the Company.) After blood is drawn, the needle is manually removed from the patient. While the health care worker continues attending to the patient, the Vacutainer(R), barrel and needle are often placed on a tray, bed, table or otherwise set aside. Afterward, the needle is usually unscrewed from the barrel and discarded into a sharps container, while the barrel is often used again with another patient (which increases the risk of cross contamination). Management believes the Company's ExtreSafe(R) phlebotomy device technologies provide a safer method. The ExtreSafe(R) devices quickly retract the needle from the patient directly into a safe housing, minimizing the chance of an inadvertent stick by a contaminated needle. Retraction is initiated by simply depressing a designated distortable portion of the housing which has been designed to ensure that there is no action directed toward or away from the patient which might affect the depth of needle penetration. Prototypes of the ExtreSafe(R) phlebotomy device have been completed. The Company's AutoLoc(TM) technology is a special version of the ExtreSafe(R) technology. In the FlexLoc(TM) technology the needle is manually sheathed rather than being retracted.

         Safety Catheter Inserters

         Catheter inserters are devices that insert catheters into veins or other areas of the body using a catheter insertion needle to allow blood or other fluids to be removed from or delivered into the patient's body. Contemporary catheter use has problems similar to those faced in drawing blood. Inserting a catheter involves a percutaneous (i.e., through the skin) needlestick followed by threading the catheter over the needle into a patient's vein or artery. This method can be unsafe in two respects. First, when the needle is pulled out of the catheter, there is often a discharge of blood which could contaminate the health care worker. Second, inadvertent needlesticks can occur when the needle is withdrawn from the catheter because, in most instances, the needle is temporarily left exposed while the patient is tended to by the health care worker. Like the ExtreSafe(R) and AutoLoc(TM) safety phlebotomy device, the Company's catheter inserters quickly retract the contaminated needle from the patient and enclose it safely in a protective housing. Prototypes of the catheter inserters have been completed.

         Safety Syringes (ExtreSafe(R) and FlexLoc(TM))


         Another  area where there is  significant  risk of  needlesticks  is in syringe use. Generally, use of a needle for a medical procedure involves removing a cap over the needle just prior to performing the procedure. In the past, medical personnel attempted to achieve protection from accidental needlesticks by replacing the needle cap after performing a procedure, but the volume of accidental needlesticks related to needle cap replacement resulted in such practice being prohibited. Medical personnel began using needles and syringes having sheaths which could be extended over the exposed needle after a procedure. Also, medical facilities began installing sharps containers in patients rooms (they had previously been centrally located) and health care workers began disposing of exposed needles after use in the sharps containers found in the patient's room. The ExtreSafe(R) syringe provides an extendible needle which is retracted into a safe housing in a manner similar to the retraction of the ExtreSafe(R) phlebotomy devices and catheter inserters described above. Like phlebotomy, in FlexLoc(TM) devise technology, the needle is sheathed.

         Other Medical Safety Devices

         The Company has an ongoing program for developing additional medical safety devices.

         Filmless Digitized Imaging Technology


         The procedures for taking a large area x-ray image having generally acceptable resolution and presenting the x-ray to an attending physician for interpretation has changed little over the past 40 years. The most common x-ray image today is taken using film which requires development in a darkroom. The physician personally handles the x-ray image, which is generally imprinted on a 14" x 17" plastic sheet. For record keeping purposes, hospitals usually retain x-ray images for at least six years. X-ray storage and retrieval is a costly problem for many medical facilities. While some filmless x-ray systems have been introduced recently, none provide the resolution of standard x-rays.


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

         In the fourth quarter of 1998, QIC entered into a non-binding letter of intent for U.S. Healthcare, LC to acquire QIC. While discussions with U.S. Healthcare are ongoing, the transaction has not been completed and there can be no assurance that the transaction will be completed or that if completed it will be on terms that are favorable to the Company. In 1999, Zerbec exercised its right to acquire two-thirds of SHP's interest in QIC for nominal consideration under the parties joint venture agreement because certain funding objectives were not satisfied. As a result of Zerbec exercising its rights, SHP's ownership was reduced to approximately 17 percent of the outstanding common stock of QIC. The Company continues to negotiate alternative arrangements with Zerbec.

Company Strategy

         The Company's primary objective is to establish itself as a leading developer of safety medical products. To achieve this objective, the Company's growth strategy is focused on the following five principal elements.

       o Capturing significant market share of targeted segments of the sharps container, lancet, phlebotomy device, catheter, catheter inserter, syringe, and specialty medical needle markets through marketing, license and/or distribution arrangements.

        o         Broadening   the  Company's   existing   products   lines  and
                  developing new product lines to penetrate related markets.

        o Seeking additional market opportunities based on the Company's existing or new proprietary technologies.

        o         Entering   into   marketing,   licensing,   distribution   and
                  development    agreements    with   large   medical    product
                  organizations.

        o Arranging for the manufacture of these products by reputable manufacturers.

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

Marketing and Sales

         The Company employs a limited number of sales and marketing personnel. The Company is and will seek third parties to market and distribute its products in the United States and selected foreign countries. The Company may enter into contracts, licensing agreements or joint ventures with such third parties whereby the Company would receive a licensing fee or royalty payment based on the licensee's revenues from licensed products. The Company would likely enter into such licensing arrangements with several companies based on geographical regions or product types, but may enter into exclusive arrangements with individual companies having a major presence in the markets the Company seeks to penetrate. There can be no assurance that the Company will be able to enter into contracts, license agreements or joint ventures with third parties in the future on terms acceptable to the Company or that the License Agreement and JJM Agreement will be profitable for the Company.

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

         Product Agreements

         Consistent with this strategy, in May 1997 the Company entered into the License Agreement with BDIT relating to a single application of the Technology. Pursuant to the terms of the License Agreement, BDIT made payments of $4,000,000 to the Company. Of these total payments, $3,750,000 was for advanced royalties for sales occurring before the year 2002 and $250,000 was for a product development fee. BDIT is required to pay ongoing royalties to the Company based on sales of products utilizing the Technology. In addition, beginning in BDIT's fiscal year 2002, BDIT is required to pay minimum royalties in order to maintain exclusive rights under the License Agreement. BDIT has told the Company that BDIT expects to begin selling the product that is the subject of the License Agreement in the second quarter of 1999. The Company will not be manufacturing product in connection with the License Agreement. There is no assurance that the

Company will realize revenues under the License Agreement or that the product will be launched in the second quarter of 1999 as anticipated.

         Similarly, in December 1997 the Company entered into the JJM Agreement with JJM to commercialize two applications of safety needle technology. The JJM Agreement provides for monthly development payments by JJM, sharing of field related patent costs, the possibility of payments for initial periods of low volume manufacturing, an ongoing royalty stream and a JJM investment in molds, assembly equipment and other capital costs related to commercialization of each product. The JJM Agreement also provides for an ongoing joint cooperative program between the Company and JJM which derives future funding directly from sales of Company created products, the possibility of low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which are jointly approved for development. The Company anticipates that JJM will perform substantially all of the manufacturing under the JJM Agreement during 1999. The Company and JJM also reached arrangements whereby they are pursuing development and commercialization of four additional products under their joint cooperative program. In connection with the JJM Agreement, Johnson & Johnson Development Corporation purchased $2,000,000 of Company securities in a private placement that closed in January 1998. In addition, in 1998 the Company recognized $1,028,934 in development fee revenue relating to the JJM Agreement. The Company anticipates that sales of two products under the JJM Agreement will begin in 1999. There is no assurance that the Company will realize revenues under the JJM Agreement or that any of these products will be launched as anticipated.

         The Company currently intends to market and sell its other products in the United States and selected foreign countries through third parties. The Company's plan for the sales and distribution of its products is to target major segments of the respective markets for those products, including major hospital and institutional buying groups, pharmaceutical companies, distributors and wholesalers, and government and military agencies. The Company intends to market and distribute its products through one or more companies that have a major presence in these major segments. The Company may enter into contracts, licensing agreements and joint ventures with such third parties whereby the Company would receive a licensing fee and/or royalty payment based on the licensee's revenues from licensed products. The Company will determine whether or not it will manufacture products on a case by case basis depending on its arrangements with marketing and distribution partners, if any. The Company currently does not have distribution, marketing and/or licensing arrangements in place with respect to its Safety Cradle(R) sharps container products, safety lancets products or other products and there can be no assurance that such arrangements will be completed or if completed that they will be on terms favorable to the Company.

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

         The Company is not permitted to sell products based on its safety medical needle technologies for commercial use in the United States until regulatory approval is obtained. The Company must also comply with the laws and regulations of the various foreign countries in which the Company sells its products. Certain foreign countries may only require that the Company submit evidence of the FDA's pre-market clearance of the relevant products prior to selling those products in such countries. However, some foreign countries may require additional testing and approval. See "--Government Regulation."

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

         There can be no assurance, however, that purchasers will be willing to pay any costs over and above that of traditional non-safety products. This risk may by reduced by the fact that there appears to be a national movement toward the passage of legislation requiring the use of safety needle products. In March 1999, Tennessee joined California in passing legislation requiring the use of safety needles over conventional needle products to protect health care workers from hazardous needlesticks. Similar legislation is under consideration in 18 other states and nationally. There is no assurance that additional safety needle legislation will be implemented.

         Accidental Needlesticks

         Needles for hypodermic syringes, phlebotomy sets, intravenous catheters and specialty medical needles are used for injecting drugs and other fluids into the body and for drawing blood and other fluids from the body. Hypodermic needles are used for the injection of drugs, phlebotomy sets are used for the drawing of blood and catheters and specialty needles are used for access to patient vessels. There is an increasing awareness of the potential danger of infections and illnesses that result from accidental needlesticks and of the need for safer needle devices to reduce the number of accidental needlesticks that occur.

         Infections contracted as a result of accidental needlesticks are a major concern to health care institutions, health care workers, sanitation and environmental services workers and certain regulatory agencies. Accidental needlesticks may result in the spread of infectious diseases such as hepatitis B, HIV (which may lead to AIDS), diphtheria, gonorrhea, typhus, herpes, malaria, rocky mountain spotted fever, syphilis and tuberculosis. According to International Health Care worker Safety Center at the University of Virginia,
"the average rate of reported sharp-object injuries is 30 injuries per 100 occupied hospital beds per year. The total annual percutaneous and mucocutaneous exposures to blood or at-risk biological substances in the U.S., based on 1996 Epinet data, was 786,885." Also, "in the two categories of devices that pose the greatest risk for transmission of bloodborne pathogens, IV catheters and blood-drawing needles, only 28% and less than 10% of hospitals have switched to safety technology, respectively."


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

         The Company owns seven United States patents and has other patent applications pending (in the United States and in other countries) which are directly applicable to the Company's Safety Cradle(R) sharps container products. The Company also owns two United States patents and allowed patent applications relating to its safety lancet technology, and nine United States patents and allowed patent applications relating to its safety medical needle technologies. The Company has additional United States and international patent applications pending. The patents referred to above begin to expire on April 1, 2006.

         QIC owns four United States patents plus granted claims in one other applications, and has three Canadian patents, relating to its filmless digitized imaging technology. These patents expire in May 2001, September 2002 and September 2005.

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

Manufacturing

         The Company has designed, paid for the construction of, and owns various molds and machinery used to manufacture its Safety Cradle(R) sharps containers. Certain of the Company's ExtreSafe(R) Lancet Strip manufacturing assets previously held for sale were written off or reduced to their estimated realizable value. Those assets that were not written off are expected to be used in the Company's future operations. The Company's other products are in various stages of development and are not currently being manufactured. The materials used to produce the Company's products are generally widely available. The Company does not anticipate difficulty in obtaining such materials. At present, there are a number of manufacturers that could produce sharps containers, safety lancets and safety needle products and a number of suppliers could supply the necessary parts and materials.

Competition

         The health care products market is highly competitive. Many of the Company's competitors have longer operating histories and are substantially larger, better financed and better situated in the market than the Company.

         The leading suppliers in the sharps container market are Baxter International, Inc., Becton Dickinson and Company, Kendall Healthcare Products Company and Sage Products, Inc. There are also numerous smaller suppliers. A variety of sharps disposal products have been introduced into the marketplace. Some of these disposal containers accommodate only the needle while others accommodate the needle, syringe and limited surgical instruments. The majority of the sharps containers on the market, however, allow contaminated instruments to fall out when the container is inverted. Many of these other products are unstable if not supported by wall supports or other apparatus. The Company believes its products are more stable, safer and more effective than competitively priced products on the market. In addition, to the best of the Company's knowledge, there are no sharps disposable transporters or recycler/transporter type products on the market today.

         The leading suppliers in the lancet market are Becton Dickinson and Company, Surgicutt, Inc., Miles, Inc., Diagnostic Corporation, Boehringer Mannheim, Inc. and Kendall Healthcare Products Company. There are also numerous smaller suppliers. To the best of the Company's knowledge, there are no safety lancets on the market today that operate in a manner similar to the Company's safety lancets.

         The leading suppliers of standard needles are Becton Dickinson and Company, Kendall Healthcare Products Company, B. Braun and Terumo Medical Corporation of Japan. The leading developers of safety medical needle devices include Med-Design Company, Bio-Plexus, Inc., Maxxon, Inc., Retractable Technologies, Inc. and Univec, Inc. The Company believes that its products are superior to those presently being marketed by its competitors. Applications for the Company's safety needle technologies may also be found in phlebotomy devices, percutaneous catheter insertion devices, syringes, and other medical needle devices.

         While traditional, non-safety products in the market segments which the Company seeks to address compete primarily on the basis of price, the Company expects to compete on the basis of health care worker safety, ease of use, reduced cost of disposal, patient comfort and compliance with OSHA regulations, but not on the basis of price except with respect to comparable safety products. However, the Company believes that when all indirect costs (disposal of needles, testing, treatment and workers' compensation expense) related to accidental needlestick injuries are considered, the Company's products compete effectively both with "traditional" products and with the safety products of the Company's competitors. There can be no assurance, however, that purchasers will be willing to purchase at prices over and above that of traditional non-safety products unless mandated by applicable law such as those recently passed in California and Tennessee.

Research and Development/Acquisition of Technology


         The Company has devoted a substantial portion of its efforts to acquiring, designing and developing health care products. Research and development costs were $909,048, $1,191,857 and $1,264,186 for 1998, 1997 and
1996, respectively. The Company plans to acquire additional technologies that it determines support its business strategy. In addition, the Company plans to continue research and development on its current products and possible new products. There is no assurance that the Company's research and development activities will prove effective.

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

         The Company's follow-on products (i.e., other products based on its safety medical needle technologies, intravenous flow gauge and blood collection device) are still in the development stage. In March 1995, the FDA issued a draft guidance document on 510(k) Notifications for medical devices with sharps injury prevention features, a category that would cover most of the Company's safety medical products. The draft guidance provisionally placed this category of products into Class II Tier 3 for purposes of 510(k) review, meaning that such products will be subject to the FDA's most comprehensive and rigorous review for 510(k) products. The draft guidance also states that in most cases, FDA will accept, in support of a 510(k) Notification, data from tests involving simulated use of such a product by health care professionals, although in some cases the agency might require actual clinical data.

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

         In addition to the requirements described above, the FD&C Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices which they distribute commercially. The FD&C Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with QSRs. QSRs require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing, and quality control. The FDA's Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA further requires that certain medical devices not cleared with the FDA for marketing in the United States meet specific requirements before they are exported. The Company is registered as a manufacturer with the FDA. To date, no incidents have occurred with Company products that have necessitated submission of a Medical Device Report to the FDA.

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

         In addition to the laws and  regulations  enforced by the FDA and OSHA, the Company is subject to government regulations applicable to all businesses, including, among others, regulations related to occupational health and safety, workers' benefits and environmental protection. Moreover, in March 1999 Tennessee joined California in passing legislation requiring the use of safety needles over conventional needle products. Similar legislation is under consideration in 18 other states and nationally.

         Distribution and sales of the Company's products in countries other than the United States is subject to regulations in those countries. There can be no assurance that the Company will be able to obtain the approvals necessary to market its products outside the United States.

Seasonality of Business

         Sales of the Company's products are not anticipated to be subject to seasonal variations.

Backlog

         There is no material backlog of unfilled orders of the Company's products.

Employees


         As of April 5, 1999, the Company employed 21 people, including ten research and development employees, two sales and marketing employees, seven accounting and administrative employees and two quality assurance employees. The Company expects to add additional employees, principally in the areas of marketing and research and development. The planned increase in personnel is based primarily on expected increases in product development, production and sales. The Company's employees are not represented by any labor union, and the Company believes its relations with its employees are good.

Item 2. Properties.


         The Company's principal offices are located at 585 West 500 South, Bountiful, Utah, under terms of a lease with an unaffiliated lessor which expires on June 30, 2003, subject to the Company's right to extend the lease term for an additional three-year term. The offices comprise 17,273 square feet of space. The Company believes that its current office space will be adequate to meet the needs of current and expected growth for the foreseeable future. The Company may, however, require additional manufacturing facilities in the future depending upon the volume of products sold and the manufacturing arrangements to which the Company is a party.

         The Company owns production molds for the Safety Cradle(R) sharps containers and certain automated assembly equipment. At present the molds and automated assembly equipment are not being utilized. The Company anticipates, however, that it will utilize the molds and equipment in the future.


Item 3. Legal Proceedings.

         In April 1997, the Company entered into an agreement with Leerink Swann & Company ("Leerink"), whereby Leerink agreed to assist the Company in raising funds in a private placement of equity securities. Sufficient funding was deposited into escrow to hold an initial closing, but the closing did not occur. Leerink alleges that the Company refused to close on the placement. The Company alleges that the closing did not occur because Leerink, as a condition precedent to closing, made certain pre-closing demands that management believes went far beyond the terms of the agreement and which demands Company management believes were not in the best interests of the Company or its stockholders. In August 1997, Leerink filed suit in the United States District Court for the District of Massachusetts alleging breach of contract, misrepresentation and violation of M.G.L. c.93A, ss.11. Leerink is seeking compensatory damages exceeding $230,000, 113,251 warrants to purchase 113,251 shares of the Company's Common Stock, treble damages and reasonable attorneys' fees and costs.

         In October 1997, the Company filed a counterclaim alleging breach of contract and violation of M.G.L. c.93A, ss.11. The Company is seeking in excess of $60,000 in money damages, treble damages, reasonable attorneys' fees and costs. The case is scheduled to go to trial in July 1999.

Item 4. Submission of Matters to a Vote of Security Holders.


         The Company held its annual meeting of stockholders on October 23, 1998, at which meeting certain members of the Company's Board of Directors (the "Board") were elected. The Company's Board is divided into three classes. One class of directors is elected at each annual meeting of stockholders for a three-year term. Each year a different class of directors is elected on a rotating basis. The term of David A. Robinson expired in 1998, the terms of David T. Rovee and Robert R. Walker expire in 1999, the terms of David G. Hurley and Gale H. Thorne expire in 2000 and the term of Melinda S. Mitchell expires in 2001.

         David A. Robinson, who is currently a director of the Company, was nominated by the Board for election to the class whose term expires at the 2001 annual meeting of stockholders. The stockholders then elected David A. Robinson by a vote of 7,629,598 for and 12,500 withheld authority.

         The stockholders also considered a proposal to adopt the Specialized Health Products International, Inc. 1998 Stock Option Plan. The stockholders approved the plan by a vote of 7,316,347 in favor, 288,251 against and 37,500 abstained from voting.


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

Share Price History

         The Company's common stock (the "Common Stock") has been quoted on the Nasdaq Small-Cap Market since October 1995 under the trading symbol "SHPI." The following table sets forth the high and low bid information of the Common Stock for the periods indicated. Note that such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and the quotations may not necessarily represent actual transactions in the Common Stock.

            Quarter Ended                               High            Low

            1997
            March 31..............................      $3.56          $2.75
            June 30...............................      $3.37          $2.00
            September 30..........................      $2.31          $2.00
            December 31...........................      $2.19          $1.00

            1998
            March 31..............................      $3.50          $1.63
            June 30...............................      $2.38          $1.44
            September 30..........................      $2.25          $1.19
            December 31...........................      $1.56          $0.94

Holders of Record

         At April 5, 1999, there were 317 holders of record of the Company's Common Stock. The number of holders of record was calculated by reference to the Company's stock transfer agent's books.

Issuance of Securities

         In 1998, the Company granted to two members of the Company's Board stock options to acquire 20,000 shares of the Company's common stock. These stock options were granted in equal quarterly installments at exercise prices of $1.75, $1.63, $1.25 and $1.25 per share, respectively. In 1998, the Company granted two employees stock options to acquire a total of 15,000 shares of the Company's common stock at exercise prices ranging from $1.81 to $2.06 per share. The exercise prices of the above options were equal to the quoted market prices of the underlying common stock on the date of grant. The options expire five years from the date of grant. The options were issued pursuant to Section 4(2) of the Securities Act.

Item 6. Selected Financial Data.

         The following data have been derived from the Company's consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K:
                                                                       Period Ended
                                  ---------------------------------------------------------------------------------------
                                                                                                                Nov. 19,
                                     Dec. 31,       Dec. 31,       Dec. 31,      Dec. 31,       Dec. 31,          1993
                                       1998           1997           1996          1995           1994        (inception)
                                                                                                              to Dec. 31,
                                                                                                                  1998
                                    ------------   ------------   ------------  ------------   ------------   -------------
Statement of Operations Data:

Net product sales and
   development fees                 $  1,039,136   $    432,363   $     74,563  $    447,844   $     33,256   $   2,027,162

Cost of product sales and
   development fees                      831,194        141,857         70,257       294,171         21,669       1,359,148
                                    ------------   ------------   ------------  ------------   ------------   -------------

         Gross margin                    207,942        290,506          4,306       153,673         11,587         668,014
                                    ------------   ------------   ------------  ------------   ------------   -------------
Operating expenses:

    Selling, general and
      administrative                   2,946,722      3,311,222      2,901,434     2,133,021        620,022      11,915,871
    Research and development             909,048      1,191,857      1,264,186       804,639        290,950       4,460,680
    Write-off of operating assets        754,803         92,557         72,363       255,072          --          1,174,795
                                    ------------   ------------   ------------  ------------   ------------   -------------

         Total operating expenses
                                       4,610,573      4,595,636      4,237,983     3,192,732        910,972      17,551,346
                                    ------------   ------------   ------------  ------------   ------------   -------------

         Operating loss               (4,402,631)    (4,305,130)    (4,233,677)   (3,039,059)      (899,385)    (16,883,332)

Net other income (expense)               205,064         31,127        140,289       119,570         (7,563)        488,487
                                    ------------   ------------   ------------  ------------   ------------   -------------

         Net loss                     (4,197,567)    (4,274,003)    (4,093,388)   (2,919,489)      (906,948)    (16,394,845)

Dividends on preference stock             --              --            --           (11,389)       (16,780)        (28,169)
                                    ------------   -----------    ------------  ------------   ------------   -------------

Net loss attributable to common
  stockholders                      $ (4,197,567)  $ (4,274,003)  $ (4,093,388) $ (2,930,878)  $   (923,728)  $ (16,423,014)
                                    ============   ============   ============  ============   ============   =============

Basic and diluted net loss per
   common share(1)                  $       (.35)  $       (.47)  $       (.48) $       (.69)  $       (.75)
                                    ============   ============   ============  ============   ============

Weighted average common shares
     outstanding (1)                  12,153,264      9,170,541      8,589,952     4,269,131      1,224,074
                                    ============   ============   ============  ============   ============

                                                                       Period Ended
                                  ---------------------------------------------------------------------------------------
                                                                                                                Nov. 19,
                                     Dec. 31,       Dec. 31,       Dec. 31,      Dec. 31,       Dec. 31,          1993
                                       1998           1997           1996          1995           1994        (inception)
                                                                                                              to Dec. 31,
                                                                                                                  1998
                                    ------------   ------------   ------------  ------------   ------------   -------------

Balance Sheet Data (at year end):
Working capital (deficit)           $  2,877,205   $    609,962   $     30,754  $ 4,194,568    $  (287,723)
Total assets                           4,381,075      3,285,413      1,848,839    5,950,728        656,865
Long-term debt, less current
  maturities                              --              --             --          --            458,333
Total stockholders' equity
  (deficit)                              326,540        540,248      1,513,217    5,369,805       (355,878)

 (1) Net loss per common share is based on the weighted average number of common shares outstanding. Stock options and warrants, and preferred shares prior to conversion, are not included in the calculation because this inclusion would be anti-dilutive, thereby reducing the net loss per common share.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The  following  discussion  and  analysis  provides  information  which management  believes is  relevant  to an  assessment  and  understanding  of the
Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Wherever in this discussion the term "Company" is used, it should be understood to refer to SHPI and its wholly owned subsidiaries, SHP, Specialized Cooperative Corporation and Iontophoretics Corporation, on a consolidated basis, except where the context clearly indicates otherwise.

Overview

         From its inception, the Company has incurred losses from operations. As of December 31, 1998, the Company had cumulative net losses applicable to the common shares totaling $16,423,014. To date, the Company's principal focus has been the design, development, testing, and evaluation of its Safety Cradle(R) sharps containers, safety lancets, safety needle technologies, intravenous flow gauge, blood collection devices, and other safety medical products, and the design and development of various molds and production processes.

Financial Position

         The Company had $2,480,083 in cash and cash equivalents as of December 31, 1998. This represented an increase of $1,038,527 from December 31, 1997. Working capital as of December 31, 1998, increased to $2,877,205 as compared to $609,962 at December 31, 1997. These increases were largely due to the completion of a private placement of securities by the Company that closed in January 1998, receipt of advanced royalty revenue from BDIT and product development payments from JJM.

Years Ended December 31, 1998, 1997 and 1996

         During the year ended December 31, 1998, the Company had total operating revenues of $1,039,136, compared with total operating revenues of $432,363 and $74,563 for the years ended December 31, 1997 and 1996, respectively. During 1998, $10,202 of the Company's revenues were from product sales and the remaining revenues were development fee revenues from JJM under the JJM Agreement. During 1997, BDIT paid the Company $250,000 in development fees for services provided in 1997 and the Company had $182,363 in product sales. During 1996, all of the Company's revenues were comprised of product sales. Substantially all of the sales during these periods related to the Company's sharps containers. As discussed below, the Company will look to several other products and devices for future sales revenues.

         The JJM  Agreement  provides  that the  Company  and JJM  will  seek to commercialize two products using safety medical needle technology. The JJM Agreement provides for monthly development payments by JJM, sharing of field related patent costs, the possibility of payments for initial periods of low volume manufacturing, an ongoing royalty stream and a JJM investment in molds, assembly equipment and other capital costs related to commercialization of each product. The JJM Agreement also provides for an ongoing joint cooperative program between the Company and JJM which derives future funding directly from sales of Company created products, the possibility of low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which are jointly approved for development. The Company anticipates that JJM will perform substantially all of the manufacturing under the JJM Agreement during 1999. The Company and JJM also reached arrangements whereby they are pursuing development and commercialization of four additional products under their joint cooperative program. In connection with the JJM Agreement, Johnson & Johnson Development Corporation purchased $2,000,000 of Company securities in a private placement that closed in January 1998. In addition, in 1998 the Company recognized $1,028,934 in development fee revenue relating to the JJM Agreement. The Company anticipates that sales of two products under the JJM Agreement will begin in 1999. The Company had previously believed sales of product under the JJM Agreement would begin in early 1999. The reason for the delay primarily related to design changes to meet anticipated market requirements. There is no assurance that the Company will realize revenues under the JJM Agreement or that any of these products will be launched as anticipated.

         The BDIT License Agreement relates to a single application of the Company's ExtreSafe(R) safety needle technology (the "Technology"). Pursuant to the terms of the License Agreement, BDIT made payments of $4,000,000 to the Company. Of these total payments, $3,750,000 was for advanced royalties for sales occurring before the year 2002 and $250,000 was for a product development fee. BDIT is required to pay ongoing royalties to the Company based on sales of products utilizing the Technology. The Company will not be manufacturing product in connection with the License Agreement. In addition, beginning in BDIT's fiscal year 2002, BDIT is required to pay minimum royalties in order to maintain exclusive rights under the License Agreement. BDIT has told the Company that BDIT expects to begin selling the product that is the subject of the License Agreement in the second quarter of 1999. There is no assurance that the Company will realize revenues under the License Agreement or that the product will be launched in the second quarter of 1999 as anticipated.

         In August 1996, the Company entered into a distribution agreement (the "BDSDS Distribution Agreement") with Becton Dickinson and Company Sharps Disposal Systems ("BDSDS") whereby BDSDS was attempting to market and distribute the Company's Safety Cradle(R) sharps containers. BDSDS began selling the Safety Cradle(R) sharps containers under the BDSDS Distribution Agreement in the first quarter of 1997. During 1997, however, BDSDS did not order the minimum required amount of product under the terms of the BDSDS Distribution Agreement and, therefore, BDSDS' exclusive distribution rights became nonexclusive. In addition, on May 26, 1998 the BDSDS Distribution Agreement was terminated and the Company has since been pursuing various alternatives with respect to the use and distribution of the Company's Safety Cradle(R) sharps containers.

         The Company had previously entered into a distribution agreement with New Alliance Of Independent Medical Distributors, Inc. (the "New Alliance"), effective September 1997. The agreement provided for the Company to manufacture and the New Alliance to market and sell the ExtreSafe(R) Lancet Strip on an exclusive basis in various markets. Effective March 1, 1998, the agreement was converted to a nonexclusive agreement with no sales minimums so that the Company could pursue additional sources of distribution. Thereafter, the Company elected to abandon the further manufacture and distribution of the ExtreSafe(R) Lancet Strip. Sales of the ExtreSafe(R) Lancet Strip through December 31, 1998 were minimal.

         During 1998, the Company's product sales were substantially less than product sales during 1997 and 1996. The reason for the reduction in sales primarily related to a reduction in the sale of sharps containers. The Company does not anticipate that sales of its sharps container product will increase until it enters into a distribution and/or marketing arrangement. There is no assurance that such an arrangement will be finalized or that if finalized it will be on terms favorable to the Company. The Company also anticipates future revenues under the License Agreement and JJM Agreement. Moreover, the Company expects that a substantial majority of its future revenues will be derived from the development and sale of safety needle products.

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

         Research and development ("R&D") expenses were $909,048 for the year ended December 31, 1998, compared with $1,191,857 and $1,264,186 for the years ended December 31, 1997 and 1996, respectively. The Company's efforts during 1998 focused on development of several additional products utilizing the ExtreSafe(R) and FlexLoc(TM) safety needle technology, the safety single lancet technology and continued development work on a filmless digitized imaging technology (which was performed by QIC, but was funded by the Company). The 1998 R&D effort was expanded beyond development of ExtreSafe(R) products to manually actuated safety sheathing devices. The Company's R&D efforts in 1997 focused on completing final development of the ExtreSafe(R) Lancet Strip, development relating to several products utilizing safety medical needle technologies and development work on the filmless digitized imaging technology. The Company's efforts in 1996 focused on making certain improvements to the Safety Cradle(R) sharps container products, development of the ExtreSafe(R) Lancet Strip, ExtreSafe(R) medical needle technology, intravenous flow gauge and blood collection device.

         Research and development expenses during 1996 through 1998 were limited because of funding constraints. Funding constraints also set back the anticipated dates on which the Company's products under development will be brought to market. It is anticipated that if the Company has adequate funding during 1999, research and development expenses will increase over 1998 levels. Reductions in R&D expenditures are not anticipated unless funding constraints require the Company to make such reductions. Reductions in R&D expenditures would comprise primarily reductions in R&D staff. Such staff reductions could have a material adverse effect on product development and on the Company. Management does not intend to downsize.

         Selling, general and administrative expenses were $2,946,722 for the year ended December 31, 1998, compared to $3,311,222 and $2,901,434 for the years ended December 31, 1997 and 1996, respectively. The decrease in expenditures resulted mainly from reductions in professional and consulting fees.

         The Company wrote-off $754,803 in operating assets during 1998. These assets were comprised primarily of molds, production equipment and other assets relating to the ExtreSafe(R) Lancet Strip. These assets were written-off in connection with the Company's decision to abandon the further manufacture and distribution of the ExtreSafe(R) Lancet Strip.

         Net other income was $205,064 for the year ended December 31, 1998, compared with net other income of $31,127 and $140,289 for the years ended
December 31, 1997 and 1996, respectively. The increase in net other income is attributable to interest earned on higher levels of funds on deposit and short-term interest bearing investments. As funds on deposit and interest bearing short-term investments have increased, so has the interest income.

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of equity securities, advanced royalties, development fees and proceeds from the exercise of common stock options. The Company generated $16,125,885 and $3,813,159 in net proceeds through financing activities from inception through December 31, 1998 and in 1998, respectively. The Company used net cash for operating activities of $2,069,322 during the year ended December 31, 1998. As of December 31, 1998, the Company's liabilities totaled $4,054,535, which included $3,750,000 in deferred royalty revenues relating to the License Agreement. The Company had working capital as of December 31, 1998 of $2,877,205. The Company anticipates setting its subscriptions receivable through collection or otherwise in the immediate future.

         The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development and bring the safety medical needle technologies, intravenous flow gauge, blood collection devices and other products to commercial viability, and the level of sales of and marketing for the Safety Cradle(R) sharps containers, safety lancets and other products. At December 31, 1998, the Company had not committed to spend any funds on capital expenditures. The Company believes that existing funds, development fees from JJM under the JJM Agreement, license revenues and funds generated from sales of products and non-core technologies, will be sufficient to support the Company's operations and planned capital expenditures through at least 1999. See "--Years Ended December 31, 1998, 1997 and 1996." The Company may, however, raise additional funds through a subsequent public or private offering if, in the opinion of management, the Company is in need of additional funding. There is no assurance that any such offering will be completed or that, if completed, the terms of such offering will be favorable to the Company.

         At April 5, 1999, the Company had 3,609,787 Series D Warrants and 800,000 other warrants (the "SHPI Warrants") outstanding which are exercisable for the same number of shares of Common Stock of the Company at $2.00 per share. In the event that the closing price of the Common Stock for any ten consecutive trading days exceeds $6.00 per share, and subject to the availability of a current prospectus covering the underlying stock, the Company may redeem the Warrants. The Series D Warrants expire on the earlier of (a) two years from the date of effectiveness of a registration statement under the Act covering the sale of the shares of Common Stock underlying such warrants, which period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Act is not available, or (b) the redemption date if such warrants are redeemed (subject to the right of the holder to exercise the warrants within 20 days of notice of such redemption). The SHPI Warrants expire on December 31, 2002. The exercise of all the Warrants would result in an equity infusion to the Company of $8,819,574. The Company presently intends to redeem the warrants when and if the necessary conditions are met, but there can be no assurance that such conditions will be satisfied. A registration statement covering the resale of the shares of Common Stock underlying the Series D Warrants and SHPI Warrants was declared effective on May 8, 1998. As of the date hereof, all of the warrants are out of the money and there can be no assurance that any warrants will ever be exercised.

         The Company has granted stock options that are currently exercisable for 1,307,905 shares of Common Stock at exercise prices of between $.39 and $2.625 per share. The exercise of all of such stock options would result in an equity infusion to the Company of $2,698,452. Most of the stock options are out of the money and there can be no assurance that any of the stock options will be exercised.

         In June 1998, the Company entered into an Option to Purchase Agreement (the "Option Agreement") with the University of Texas System to purchase certain patents and related technology, research and development for a total purchase price of $2,400,000. In accordance with the Option Agreement, a $240,000 non-refundable payment was made in July 1998 with the balance of $2,160,000 to be paid within 30 days of the exercise of the purchase option. The Company retained the exclusive right to exercise the option and acquire the patents and related technology for a period of one year from the date of the execution of the Option Agreement, or within 14 days of notification of successful completion of animal toxicity studies. The Company received notice of successful completion of the toxicity studies in February 1999 and subsequently entered into tow amendments to the Option Agreement resulting in an extension of the exercise period to May 1999 in exchange for payments totaling $65,000. The Company anticipates reimbursement of a portion of these fees from a third party who is potentially interested in acquiring the technology from the Company upon exercise of the option.

         In connection with this Option Agreement, the Company entered into consulting agreements with three individuals who were the principal inventors of the technology. These consulting agreements provide for the individuals to assist the Company to successfully develop the related technology. The individuals are to provide a minimum of 50 hours of services annually for which they will be compensated at a rate of $150 per hour. Each individual also executed stock option agreements with the subsidiary corporation, Ion to Phorectics Corporation ("IPC"), which is the entity entering into the Option Agreement and the individual consulting agreements. The stock option agreements provide for the individuals to purchase up to 40,000 shares of IPC common stock at an exercise price of $.01 per share in 10,000 share increments based on achieving certain milestone events in the future. The Company has recorded
$7,200 of consulting expense in the 1998 consolidated financial statements related to the granting of these options.

Nasdaq Small-Cap Market Quotation

         The Company's common stock is currently traded on the Nasdaq Small-Cap Market System. In order to continue to qualify its stock for quotation on the Nasdaq Small-Cap Market, the Company must have, among other things, $2 million in net tangible assets, a market capitalization of $35 million or annual net income of $500,000. The Company is also required to have a minimum bid price of at least $1.

         As of December 31, 1998, the Company had net tangible assets of $313,860 and the Company's bid price has recently been below the $1 minimum. As a result, the Company does not meet the Nasdaq Small-Cap Market listing requirements. A hearing was held with Nasdaq on April 1, 1999 to consider delisting and/or suspension of the Company's Common Stock from the Nasdaq Small-Cap Market. The panel has not made a decision regarding this matter. The Company expects that delisting or suspension will occur unless the Company can bring itself into compliance with the requirements and demonstrate an ability to maintain compliance with those requirements. The Company is attempting to bring itself into compliance with all applicable Nasdaq Small-Cap Market listing requirements. There can be no assurance that the Company will be in compliance and be able to demonstrate the ability to maintain compliance in the immediate future or otherwise. In the event of delisting or suspension, trading, if any, in the Company's securities would be expected to be conducted in the over-the-counter market in what is commonly referred to as the "Electronic Bulletin Board." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's securities. The loss of continued price quotations as provided by the Nasdaq System could also cause a decline in the price of the Common Stock, a loss of news coverage of the Company and difficulty in obtaining subsequent financing.

Inflation

         The Company does not expect the impact of inflation on operations to be significant.

Year 2000

         The Company uses computer networks, personal based development and measurement equipment, and personal microprocessors that have the potential for operational problems if they lack the ability to handle the transition to the Year 2000. The Company has been aggressively proactive in pursuing solutions for the Year 2000 problem. The Company has acquired new accounting software that the vendor has represented is Year 2000 compliant and has initiated communications with its suppliers, dealers, distributors and other third parties in order to assess and reduce the risk that the Company's operations could be adversely affected by the failure of these third parties to adequately address the Year 2000 issue.

         The Company's principal computer systems (including the embedded microprocessor systems) have been purchased since December 31, 1996 and the vendors supplying such systems have generally represented that such systems are Year 2000 compliant. The software utilized by the Company is generally standard "off the shelf" software, typically available from a number of vendors. The Company is verifying with its software vendors that the services and products provided are, or will be, Year 2000 compliant. Subject to such verification, the Company believes that its computer systems and software is Year 2000 compliant in all material respects. The Company estimates that the cost to redevelop, replace or repair its technology that is not Year 2000 compliant will not be material. The Company is not using any independent verification or validation procedures. There can be no assurance, however, that its systems programs are or will be Year 2000 compliant and that the failure of those systems would not have a material adverse impact on the Company's business and operations.

         In connection with its business activities, the Company interacts with suppliers, customers, and financial service organizations who use computer systems. The Company is verifying with those parties their state of Year 2000 readiness. Based on its assessment activity to date, the Company believes that a majority of the suppliers, customers and financial service organizations with whom it interacts are making acceptable progress toward Year 2000 readiness. The Company currently believes that the most reasonable likely worst case scenario is that there will be some localized disruptions of supplier, customer and/or financial services that will affect the Company and its suppliers, and distribution channels for a short time rather than systemic or long-term problems affecting its business operations as a whole. In view of the foregoing, the Company does not currently anticipate that it will experience a significant disruption to its business as a result of the Year 2000 issue. However, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect the Company and third parties that are critical to the Company's operations. For example, lack of readiness by electrical and water utilities, financial institutions, government agencies or other providers of general infrastructure could pose significant impediments to the Company's ability to carry on its normal operations in the area or areas so affected. The Company is currently evaluating what contingency plans, if any, to make in the event the Company or parties with whom the Company does business experience Year 2000 problems.

         The statements made herein about the costs expected to be associated with the Year 2000 compliance and the results that the Company expects to achieve, constitute forward-looking information. As noted above, there are many uncertainties involved in the Year 2000 issue, including the extent to which the Company will be able to successfully and adequately provide for contingencies that may arise, as well as the broader scope of the Year 2000 issue as it may affect third parties that are not controlled by the Company. Accordingly, the costs and results of the Company's Year 2000 program and the extent of any impact on the Company's operations could vary materially from those stated herein.

Forward-Looking Statements

         When used in this Form 10-K, in filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements specifically include, but are not limited to, the dates disclosed herein upon which sales of or royalty payments from the Company's various products are anticipated to commence.

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, changes in the regulation of safety health care products, the level of marketing, development and distribution efforts of the Company's partners and other risks. Furthermore, manufacturing delays may result from additional mold redesigns or delays may result from the failure to timely obtain FDA approval to sell future products. In addition, sales and other revenues may not commence as anticipated due to delays or otherwise. If and when product sales commence, sales may not reach the levels anticipated. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

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

         History of Losses/Profitability Uncertain. The Company is in the development stage and has reported losses each year since 1993. At December 31, 1998, it had an accumulated deficit of $16,423,014. The Company's products are in various stages of production, pre-production, development and research. The Company has made only limited sales of its sharps container products, the only product it was selling as of December 31, 1998. The Company does not have marketing or distribution agreements in place for this product. There is no assurance that the Company's products will be commercially viable and no assurance can be given that the Company will become profitable. In addition, prospects for the Company's profitability will be affected by expenses, operational difficulties and other factors frequently encountered in the development of a business enterprise in a competitive environment, many of which factors may be unforeseen and beyond the Company's control.

         Need for Additional Funds. Due to the development stage status of the Company and the uncertainty of future profits, the Report of Independent Public Accountants relating to the Company's 1998 audited financial statements, attached hereto, contains a "going concern" explanatory paragraph. See Consolidated Financial Statements and related Notes. The Company believes that its existing funds, development fee revenues, license fees and funds generated from sales of products and non-core technologies (such as QIC) will be sufficient to support the Company's operations and planned capital expenditures through at least December 31, 1999. The level of the Company's future need for capital will depend on a number of factors, including the rate at which demand for products expands, the level of sales and marketing activities for the Company's products, and the level of expenditures needed to develop and commercialize safety medical needle technologies, intravenous flow gauge, blood collection devices, and the imaging technology. Moreover, the Company's business plans may change or unforeseen events may occur which affect the amount of additional funds required by the Company. If additional funds are not obtained if and when required, the lack thereof could have a material adverse effect on the Company. Further, there is no assurance that the terms on which any funds obtained by the Company will be favorable to stockholders of the Company at that time.

         Manufacturing Strategy/Dependence on Single Manufacturers. The Company intends to subcontract the manufacture of certain of its products. This strategy could result in various problems that could have a materially adverse effect on the Company. Further, the Company may not be able to arrange for the manufacture of its products through other companies which could delay sales and result in increased expenses if the Company establishes its own manufacturing capability. This could have a material adverse effect on the Company. The Company's Safety Cradle(R) sharps containers is its only product currently available for sale and it is produced by a single manufacturer. If the Company's manufacturer fails to perform its obligations in a timely and satisfactory manner, or if there is a change in the Company's manufacturer, it could have a material adverse effect on the Company. There can be no assurance that the Company would be successful in replacing its current manufacturer on terms favorable to the Company. Also, there can be no assurance that the Company will be successful in finding additional manufacturers to manufacture future products on favorable terms.

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

         Rapidly Changing Technology. The Company is in various stages of production, pre-production, development and research with respect to its Safety Cradle(R) sharps containers, safety lancets, medical safety needle technologies, intravenous flow gauge, blood collection devices, filmless digitized imaging technology and other products. There is no assurance that development of superior products by competitors or changes in technology will not eliminate the need for the Company's products. The introduction of competing products using different technology could adversely affect the Company's attempts to develop and market its products.

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

         Dependence on Continued Research and Development. The safety medical needle technologies, intravenous flow gauge, safety lancets and imaging technology are still in various stages of development. The Company is also exploring additional applications for all of its products. The continued development of its products and development of additional applications and new products is important to the long-term success of the Company. There can be no assurance that such applications or products will be developed or, if developed, that they will be successful.

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

Patent protection in such countries may be different from patent protection under U.S. laws and may not be as favorable to the Company. Certain portions of the Company's international patent prosecution efforts are funded by third parties. The failure of the funding parties to pay for the international patent prosecution costs would materially effect the Company's ability to prosecute these patents. The Company also attempts to protect its proprietary information through the use of confidentiality agreements and by limiting access to its facilities. There can be no assurance that the Company's program of patents, confidentiality agreements and restricted access to its facilities will be sufficient to protect the Company's proprietary technology.

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

         Competition/Potential Inability to Compete. The Company is engaged in a highly competitive business and will compete directly with firms that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, established distribution channels and that are better situated in the market than the Company. The Company's competitors and potential competitors include Baxter International, Inc., Becton Dickinson and Company, Johnson & Johnson, Sage Products, Inc., Surgicutt, Inc., Miles, Inc., B. Braun, Diagnostic Corporation, Boehringer Mannheim, Inc., Kendall Healthcare Products Company, Terumo Medical Corporation, Med-Design Company, Bio-Plexus, Inc., Maxon, Inc. and Retractable Technologies, Inc. and Univec, Inc. See "Business Competition." Such competitors may use their economic strength to influence the market to continue to buy their existing products. These competitors may also be potential strategic partners with respect to various products as are, for example, BDIT and JJM. The Company does not have an established customer base and is likely to encounter a high degree of competition in developing a customer base. One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with the Company's products. New competitors may emerge and may develop products which compete with the Company's products. However, new laws passed in California and Tennessee and under consideration in 18 other states are creating a new business climate in which the Company is uniquely qualified to compete. No assurance can be given that the Company will be successful in competing in this industry.

         Product Liability. The sale of medical devices entails an inherent risk of liability in the event of product failure or claim of harm caused by product operation. There can be no assurance that the Company will not be subject to such claims, that any claim will be successfully defended or, if the Company is found liable, that the claim will not exceed the limits of the Company's insurance. The Company's current insurance coverage is in the amount of $1 million per occurrence and $2 million in aggregate. The Company also has an umbrella policy in the amount of $5 million. In certain cases the Company has indemnification arrangements in place with its strategic partners who will be selling Company developed products under the partner's label. There is no assurance that the Company will maintain product liability insurance on acceptable terms in the future or that such insurance will be available. Product liability claims could have a material adverse effect on the Company.

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

         There are numerous proposals to reform the U.S. health care system and the health care systems of various states including the safety initiatives that were passed in California and Tennessee and which are under consideration in eighteen other states and on a national level. Many of these proposals seek to increase government involvement in health care, lower reimbursement rates, contain costs and otherwise change the operating environment for the Company's prospective customers. Health care providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments in new technology and new products, including those of the Company. The Company cannot predict what impact, if any, such proposals or health care reforms might have on the Company's financial condition and results of operations.

         Management/Dependence on Key Personnel/Board. The success of the Company depends upon the skills, experience and efforts of its management and other key personnel. Should the services of one or more members of its present management or other key personnel become unavailable to the Company for any reason, the business of the Company could be adversely affected. There is no assurance that the Company will be able to retain existing employees or attract new employees of the caliber needed to achieve the Company's objectives. The Company has noncompetition agreements in place with its key personnel. The Board currently consists of six members, two of whom are employed by the Company.

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

         Current Litigation. In April 1997, the Company entered into an agreement with Leerink Swann & Company ("Leerink"), whereby Leerink agreed to assist the Company in raising funds in a private placement of equity securities. Sufficient funding was deposited into escrow to hold an initial closing, but the closing did not occur. Leerink alleges that the Company refused to close on the placement. The Company alleges that the closing did not occur because Leerink, as a condition precedent to closing, made certain pre-closing demands that went far beyond the terms of the agreement and which demands Company management believes were not in the best interests of the Company or its stockholders. In August 1997, Leerink filed suit in the United States District Court for the District of Massachusetts alleging breach of contract, misrepresentation and violation of M.G.L. c.93A, ss.11. Leerink is seeking compensatory damages exceeding $230,000, 113,251 warrants to purchase 113,251 shares of the Company's Common Stock, treble damages and reasonable attorneys' fees and costs. In October 1997, the Company filed a counterclaim alleging breach of contract and violation of M.G.L. c.93A, ss.11. The Company is seeking in excess of $60,000 in money damages, treble damages, reasonable attorneys' fees and costs.

         The Company believes that Leerink's claims are without merit and that the Company will ultimately prevail. This matter has been scheduled for trial in July 1999. The litigation is subject to all of the risks and uncertainties of litigation and the outcome cannot presently be predicted. Specifically, there is no assurance that the Company will be successful in this lawsuit or that the lawsuit will be resolved on acceptable terms, and the Company may incur significant costs in asserting its claims and defenses.

Item 8. Financial Statements and Supplementary Data.

         See index to financial statements and financial statement schedules included herein as Item 14.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure.

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

         Set forth below is certain information concerning each of the directors and executive officers of the Company as of April 5, 1999.

                                                                       With the
         Name            Age            Position                   Company Since

David A. Robinson (1)    55     President, Chairman of the Board,        1993
                                Chief Executive Officer and Director

Dr. Gale H. Thorne(1)    66     Vice President - Product Development     1994
                                and Director

Charles D. Roe           48     Vice President - Finance and Investor    1997
                                Relations, Chief Financial Officer,
                                Secretary and Treasurer

David G. Hurley(2)(3)    63     Director                                 1999

Malinda S. Mitchell      54     Director                                 1999

David T. Rovee(2)(3)     59     Director                                 1998

Robert R. Walker(2)(3)   68     Director                                 1994

---------------

(1)      Member of Executive Committee.
(2)      Member of Audit Committee.
(3)      Member of Compensation Committee.

         David A. Robinson. Mr. Robinson is President, Chief Executive Officer and Chairman of the Board of the Company. He has been a director and officer of the Company since November 1993 and his term expires in 2001. From November 1992 to November 1993, Mr. Robinson was President of EPC Products, Inc., a distribution company based in Bountiful, Utah. From 1981 to 1992, Mr. Robinson was President of Royce Photo/Graphics Supply, Inc., a distributor of photographic and graphic arts equipment and supplies based in Glendale, California. He holds a Masters degree in Business Administration and a Masters degree in Management Science from the University of Southern California.

         Dr. Gale H. Thorne. Dr. Thorne is Vice President - Product Development, for the Company. He has been a director since January 1995 and his term expires in 2000. Dr. Thorne has held his present position as Vice President - Product Development, since October 1994. From 1993 to 1994, Dr. Thorne was Vice
President - Engineering, of Eneco, Inc., a Utah company. During Dr. Thorne's tenure at Eneco, Inc., the company was engaged primarily in the business of prosecuting patent applications relating to cold-fusion technology. From 1989 to 1993, Dr. Thorne was employed as a patent consultant and patent agent with Foster & Foster, a Salt Lake City intellectual property law firm. Dr. Thorne holds thirty patents and has published numerous technical publications. He has been a technical consultant and a member of the Board of the Small Business Innovation Program of the State of Utah. Dr. Thorne manages all the patent and product development work for the Company and is a patent agent. He holds a Ph.D.

in Biophysics from the University of Utah. He is a past president of Thorne, Smith, Astill, Inc., an engineering director for Becton, Dickinson and Company Immunochemistry Division and a vice president and division manager for Varian and Diasonics Ultrasound.

         Charles D. Roe. Mr. Roe is Chief Financial Officer, Vice President Finance and Investor Relations, Secretary and Treasurer of the Company. He was appointed to his position as Chief Financial Officer and Vice-President in November 1997, he was appointed as Secretary and Treasurer in December 1997 and he has been with the Company since October 1997. Mr. Roe is a certified public accountant licensed in the State of Utah and has principally been engaged in the practice of public accounting since 1976, including four years with Arthur Andersen LLP. From June 1995 through October 1997, Mr. Roe worked in association with Jones, Jensen & Co., a certified public accounting firm which is a member of the McGladrey Network of accounting firms, specializing in audits of public companies. Mr. Roe was employed by Wellshire Services, Inc. from June 1993 to June 1995 providing various services to numerous public and private companies in the United States and Europe. From 1987 to October 1997, Mr. Roe has owned and operated a public accounting practice focusing on financial audits, individual and corporate income tax consultation and preparation and other advisory services. Since 1987, Mr. Roe has served on the board of directors and as secretary of Covington Capital Corporation, a privately owned financing business. From June 1995 through November 1996, Mr. Roe was employed by that company providing management services to various companies financed by Covington Capital Corporation. Mr. Roe graduated from the University of Utah with a Bachelor of Arts degree in Accounting.

         David G. Hurley. Mr. Hurley has been a director of the Company since February 1999 and his term expires in 2000. He has spent the last 33 years in the management consulting and financial advisory business. For 25 years at Arthur D. Little, Inc., Mr. Hurley was involved in corporate development consulting with large and mid-sized firms throughout North America. Since 1991, Mr. Hurley has been self employed and working principally as a management consultant and financial advisor. He has a Bachelors degree in Economics, Masters degree in Business Administration and has completed the Advanced Management Program at Harvard Graduate School of Business.

         Malinda S. Mitchell. Ms. Mitchell has been a director of the Company since February 1999 and her term expires in 2001. Since November 1998, she has been the Senior Vice President and Chief Operating Officer of UCSF Stanford Health Care. From 1975 to 1997 she held a number of additional positions at Stanford Hospital and Clinics, a predecessor of UCSF Stanford Health Care, including, Interim President and Chief Executive Officer, Vice President and Chief Operating Officer and Associate Hospital Director and Director of Nursing. Ms. Mitchell has a Bachelors degree in Nursing from the University of Illinois with a Masters of Nursing degree from Indiana University and a Masters degree in Management from Stanford University.

         Dr. David T. Rovee. Dr. Rovee has been a director of the Company since April 1998 and his term expires in 1999. He is currently President and Chief Operating Officer of Organogenesis, Inc., a publicly traded biotechnology company. Dr. Rovee has been employed full time with Organogenesis, Inc. since 1991. Prior to his employment with Organogenesis, Inc., Dr. Rovee was employed for a twenty-five year period by Johnson & Johnson in various capacities including Vice President and Director of Research and Development for Johnson & Johnson Patient Care, Inc. Dr. Rovee has a Bachelors degree in Biology from Memphis State University, a Masters degree in Zoology from Louisiana State University and a Ph.D. in Development Biology from Brown University.

         Robert R. Walker. Mr. Walker is a director of the Company and has been since March 1994 and his term expires in 1999. He is currently self-employed as a consultant in the health care industry primarily in the area of start-up medical device companies. From 1976 to 1992, Mr. Walker was employed by IHC Affiliated Services Division of Intermountain Health Care, a regional hospital company, from which he retired as President of IHC Affiliated Services. He is also a former Chairman of the Board of AmeriNet, Inc., which is a national group purchasing organization for hospitals, clinics, detox/drug centers, emergency, nursing homes, private laboratories, psychiatric centers, rehabilitation facilities, surgical centers and institutions such as schools and prisons. Mr. Walker is a member of the American Hospital Association and the Hospital Financial Management Association. He holds a Bachelor of Science degree in Business Administration.

         Executive officers of the Company are elected by the Board on an annual basis and serve at the discretion of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

         Based solely on the Company's review of such forms furnished to the Company and representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied with during 1998.

 Item 11. Executive Compensation.

         The tables below set forth certain information concerning compensation paid by the Company to its Chief Executive Officer and all other executive officers with annual compensation in excess of $100,000 (determined for the year ended December 31, 1998) (the "Named Executive Officers"). The tables include information related to stock options granted to the Named Executive Officers.

         Summary Compensation Table. The following table provides certain information regarding compensation paid by the Company to the Named Executive Officers.

                                              SUMMARY COMPENSATION TABLE

                                            Annual Compensation               Long-Term Compensation Awards
                                                                            Restricted  Stock                     All Other
        Name and                                           Other Annual     Stock       Options/    LTIP        Compensation
   Principal Position       Year Salary($)  Bonus ($)   Compensation($)(1)  Awards ($)    SAR(#)    Payouts($)     ($)(2)
   ------------------       ---- -------    ---------   ------------------  ----------    ------    ----------     ------
David A. Robinson,          1996  240,000      ---             8,000            ---         ---         ---           2,777
President, CEO, Chairman    1997  240,000      ---             4,750            ---         ---         ---           4,150
of the Board and Director   1998  240,000     1,000           10,000            ---         ---         ---          10,428

Dr. Gale H. Thorne, VP      1996  150,000      ---             4,640            ---                     ---              72
                                                                                          40,000(3)
Product Development and     1997  150,000      ---             4,750            ---         ---         ---             429
Director                    1998  150,000     1,000            6,925            ---         ---         ---           6,925

Charles D. Roe, VP          1997   20,833      ---              ---             ---       50,000(3)     ---             ---
Finance and Investor        1998  100,000     1,000            5,050            ---         ---         ---             226
Relations and CFO

Bradley C. Robinson (4),    1996  160,000      ---             5,333            ---         ---         ---             898
Former Officer and          1997  160,000      ---             4,750            ---         ---         ---           1,952
Director                    1998  120,006      ---            59,130 (5)        ---         ---         ---           1,115
---------------

(1) Except as otherwise noted, these amounts represent payments by the Company into its 401(k) retirement plan for the benefit of the Named Executive Officer.

(2) These amounts represent the amounts paid by the Company for term life insurance on the lives of the Named Executive Officer with insurance proceeds payable to the beneficiary designated by the Named Executive Officer. These insurance policies have no cash surrender values.
(3) Options issued pursuant to the NQSOP.
(4) Mr. Bradley C. Robinson was a director and Vice-President of Business Development prior to his resignation from the Company in September 1998.
(5) Of said amount $5,333 represents payments by the Company into its 401(k) retirement plan and the balance represents the payment of accrued vacation pay.

Compensation of Directors

         No cash fees or other consideration were paid to employee directors of the Company by the Company for service on the Board during 1998. During 1998, the Company compensated non-employee directors at a rate of $10,000 per year payable in equal quarterly installments along with options to purchase 10,000 shares of the Company's common stock that were granted in equal quarterly installments at an exercise price equal to the market price of the underlying common stock on the date of grant. The Company expects that the 1999 compensation for non-employee directors will be the same as the 1998 compensation with the exception that options to purchase 16,000 shares of the Company's common stock will be granted in equal quarterly installments at an exercise price equal to the fair market value of the underlying common stock on the date of grant, but in no event shall the exercise price be less than $2.00 per share. The Company has made no other agreements regarding compensation of non-employee directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as Board members.

Employment and Indemnity Agreements

         The Company has entered into employment agreements with Mr. David A. Robinson and Dr. Gale H. Thorne (collectively, the "Senior Executives"). These employment agreements, which have been amended from time to time, provide that
(i) Mr. David A. Robinson receive a salary of $240,000 per year and Dr. Gale H. Thorne receive a salary of $165,000 per year beginning January 1, 1999; (ii) the Senior Executives' employment agreements are for terms of three years, expiring on January 1, 2002; (iii) the Senior Executives are entitled to a reasonable car allowance, vacation pay and health insurance; (iv) if the employment of a Senior Executive is terminated by reason of disability or other than for cause, the salary of such Senior Executive will continue for the full term of the agreement; (v) if a Senior Executive is terminated for cause, the salary of such Senior Executive ceases as of the date of termination; (vi) the Company will provide each Senior Executive with up to $1,000,000 of term life insurance while the Senior Executive is employed by the Company; and (vii) the Senior Executives shall keep all proprietary information relating to the business of the Company confidential both during and after the term of the agreements. With one exception, the Company does not have employment agreements with any of its other officers or employees. As of December 31, 1998, the Company had accrued vacation pay of $68,508 and $17,957 owing to Mr. Robinson and Dr. Thorne, respectively.

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

Stock Options and Warrants

         During 1994, the Board of SHP approved the SHP NQSOP. Options granted under the SHP NQSOP were required to have exercise prices not less than the fair market value of the underlying stock at the date of grant as determined by SHP's Board of Directors. The number of shares, terms and exercise period of options granted under the SHP NQSOP were determined by the SHP Board of Directors on an option-by-option basis. On the date of the Acquisition, all options issued under the SHP NQSOP became obligations of the Company and the SHP NQSOP was terminated. As of April 5, 1999, options to acquire an aggregate of 18,000 shares of Common Stock were outstanding in connection with the SHP NQSOP. Options issued under the SHP NQSOP expire in September 2000 and are exercisable at $.39 per share.

         On September 1, 1995, the Company adopted the NQSOP and has reserved 1,500,000 shares of Common Stock for the possible exercise of options under the plan. The exercise price of options granted under the NQSOP must be not less than the fair market value of the underlying stock at the date of grant as determined by the Board. Options granted under the NQSOP expire five years from the date of grant. As of April 5, 1999, options to acquire an aggregate of 1,475,500 shares of Common Stock at exercise prices ranging from $1.25 to $2.625 per share had been granted and are presently outstanding (not including options granted under the SHP NQSOP).

         On October 22, 1998, the Company's stockholders approved the adoption of the Specialized Health Products International, Inc. 1998 Stock Option Plan (the "Option Plan"). The Option Plan will permit the Company to grant "non-qualified stock options" and "incentive stock options" to acquire the Company's Common Stock. The total number of shares authorized for the Option Plan may be allocated by the Board between the non-qualified stock options and the incentive stock options from time to time, subject to certain requirements of the Internal Revenue Code of 1986, as amended. The option exercise price per share under the Option Plan may not be less than the fair market value of a share of Common Stock on the date on which the option is granted and in no event can the exercise price be less than $2.00 per share. A total of 2,000,000 shares are allocated to the Option Plan, but the Option Plan also restricts the total number of shares of Common Stock that the Company can grant option to acquire under all of its stock option plans to 2,000,000 shares. As of April 5, 1999, options to acquire an aggregate of 206,000 shares of Common Stock at an exercise price of $2.00 per share had been granted and are presently outstanding (not including options granted under the SHP NQSOP and the NQSOP). Non of the options granted under the Option Plan were granted to executive officers of the Company.

Possible Delisting of Securities from Nasdaq System.

         The Company's common stock is currently traded on the Nasdaq Small-Cap Market System. In order to continue to qualify its stock for quotation on the Nasdaq Small-Cap Market, the Company must have, among other things, $2 million in net tangible assets, a market capitalization of $35 million or annual net income of $500,000. The Company is also required to have a minimum bid price of at least $1 per share.

         As of December 31, 1998, the Company had net tangible assets of $313,860 and the Company's bid price has recently been below the $1 minimum price per share. As a result, the Company does not meet the Nasdaq Small-Cap Market listing requirements. A hearing was held with Nasdaq on April 1, 1999 to consider delisting or suspension of the Company's Common Stock from the Nasdaq Small-Cap Market. The panel has not made a decision regarding this matter. The Company expects that such delisting will occur unless the Company can bring itself into compliance with the requirements and demonstrate an ability to maintain compliance with such requirements. The Company is attempting to bring itself into compliance with all applicable Nasdaq Small-Cap Market listing requirements. There can be no assurance that the Company will be in compliance and be able to demonstrate the ability to maintain compliance in the immediate future or otherwise. In the event of delisting or suspension, trading, if any, in the Company's securities would be expected to be conducted in the over-the-counter market in what is commonly referred to as the "Electronic Bulletin Board." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's securities. The loss of continued price quotations as provided by the Nasdaq System could also cause a decline in the price of the Common Stock, a loss of news coverage of the Company and difficulty in obtaining subsequent financing.

Compensation Committee Interlocks and Insider Participation

         No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of April 5, 1999, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's Common Stock, (ii) each of the Company's directors,
(iii) each of the Company's Named Executive Officers (defined below), and (iv) all directors and executive officers as a group. As of April 5, 1999, the Company had 12,356,440 shares of Common Stock outstanding.

                                Shares
  Name and Address           Beneficially   Percentage
of Beneficial Owner(1)          Owned(2)    of Total(2)       Position
----------------------          --------    -----------       --------

David A. Robinson(3)             609,799       4.9%     President, CEO, Chairman
                                                        of the Board and
                                                        Director

Dr. Gale H. Thorne(4)            379,124       3.0%     Vice President - Product
                                                        Development and Director

Charles D. Roe(5)                  8,226          *     Chief Financial Officer,
                                                        VP Finance and Investor
                                                        Relations

David G. Hurley(6)                    --          *     Director

Malinda S. Mitchell(6)                --          *     Director

Dr. David T. Rovee(7)             11,000          *     Director

Robert R. Walker(8)              123,000          *     Director

Executive Officers and         1,131,149       8.9%
Directors as a Group (seven
persons)

                                Shares
  Name and Address           Beneficially   Percentage
of Beneficial Owner(1)          Owned(2)    of Total(2)       Position
----------------------          --------    -----------       --------

Johnson & Johnson Development  2,000,000      15.0%
Corporation(9)
One Johnson & Johnson Plaza,
New Brunswick, NJ 08933

Asdale Ltd (10)                1,500,000      11.4%
44 Lowndes Street
London, England

* Less than 1%.
--------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.
(2) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(3) Includes 367,719 shares and stock options to purchase 212,500 shares. Also includes 29,580 shares purchased through the Company's 401(k) plan.
(4) Includes 18,000 shares, stock options to purchase 115,000 shares and warrants to purchase 200,000 shares. Also includes 25,000 shares that Dr. Thorne is deemed to beneficially own through a trust and 21,124 shares purchased through the Company's 401(k) plan. See "Certain Relationships and Related Transactions."
(5) Includes 8,226 shares purchased through the Company's 401(k) plan. Does not include stock options to acquire 50,000 shares, 25,000 of which vest in October 1999 and 25,000 of which vest in October 2000.
(6) Does not include stock options to purchase 4,000 shares for each director that vest in December 1999.
(7) Includes 1,000 shares and stock options to purchase 10,000 shares. Does not include stock options to purchase 4,000 shares that vest in December 1999.
(8) Includes stock options to purchase 60,000 shares. Also includes 63,000 shares that Mr. Walker is deemed to beneficially own through a trust. Does not include stock options to acquire 4,000 shares that vest in December 1999.
(9) Includes 1,000,000 shares and 1,000,000 Series D Warrants. (10) Includes 750,000 shares and 750,000 Series D Warrants.

         The Company is not aware of any arrangements, the operation of which may, at a subsequent date, result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions.

         Dr. Gale H. Thorne, a director and officer of the Company, was entitled to a royalty of two and one-half percent on the Company's gross revenues received from the sale of products utilizing the ExtreSafe(R) medical needle technology, blood collection device and intravenous flow gauge technologies (collectively, the "Thorne Products"). These royalties were agreed to in 1994 in exchange for Dr. Thorne's assignment to the Company of intellectual property rights he owned prior to his involvement with the Company, which intellectual property rights relate to the Thorne Products. In addition, the Company was required under the agreement to pay Dr. Thorne minimum royalty payments of not less than $435,000 over a six-year period beginning in 1998. Minimum royalty payments in 1998 and 1999 totaled in the aggregate $195,000. As a condition of the private placement that closed in January 1998, Dr. Thorne released the Company from all royalty obligations relating to Thorne Products in exchange for the issuance of 750,000 SHPI Warrants to Dr. Thorne and his assigns.

         The law firm of Blackburn & Stoll, LC provides legal services to the Company. Eric L. Robinson, a member of that firm, is the nephew of David A. Robinson.

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

         In December 1997, the Company entered into a development and license agreement with JJM to commercialize two applications of medical safety needle technology. The JJM Agreement provides for monthly development payments by J&J, sharing of field related patent costs, payments for initial periods of low volume manufacturing, an ongoing royalty stream and a J&J investment in molds, assembly equipment and other capital costs related to commercialization of each product. The JJM Agreement also provides for an ongoing joint cooperative program between the Company and JJM which derives future funding directly from sales of Company created products, low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which are jointly approved for development. In connection with the JJM Agreement, Johnson & Johnson Development Corporation purchased $2,000,000 of Company securities in a private placement that closed in January 1998.

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

                  None.

(c)      Exhibits

                  Listed on page 40 hereof.

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

                                           SPECIALIZED HEALTH PRODUCTS
                                           INTERNATIONAL, INC.
                                           (Registrant)


Date: April 14, 1999                       By  /s/ David A. Robinson
                                              ----------------------
                                           David A. Robinson
                                           President, Chief Executive Officer
                                           and Director


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                      Title                             Date


/s/ David A. Robinson        President, Chief Executive          April 14, 1999
---------------------        Officer and Director (Principal
David A. Robinson            Executive Officer)


/s/ Charles D. Roe           Vice President, Chief Financial     April 14, 1999
----------------------       Officer, Secretary and
Charles D. Roe               Treasurer (Principal Financial
                             and Accounting Officer)


/s/ Gale H. Thorne           Director and Vice President         April 14, 1999
----------------------
Gale H. Thorne


/s/ David G. Hurley          Director                            April 14, 1999
----------------------
David G. Hurley


/s/ Malinda S. Mitchell      Director                            April 14, 1999
-----------------------
Malinda S. Mitchell


/s/ Robert R. Walker         Director                            April 14, 1999
-----------------------
Robert R. Walker

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

  3(ii).2 Bylaws of SHP (Incorporated by reference to Exhibit 3(ii).2 of the Company's Form 10-K, dated December 31,
                        1995)

  4.1 Form of Series D Warrant Certificate (Incorporated by reference to Exhibit 4.3 of the Company's Form 10-K, dated December 31, 1997)

  4.2                   Form  of  SHPI  Warrant   Certificate  (Incorporated  by
                        reference to Exhibit 4.4 of the Company's Form 10-K, dated December 31, 1997)

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

  21.1                  Schedule of subsidiaries.

  23.1                  Consent  of  Arthur  Andersen  LLP,  Independent Public\
                        Accountants

  27.1                  Financial Data Schedule

        SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                      Page


Report of Independent Public Accountants                              F - 2

Consolidated Balance Sheets as of December 31, 1998 and 1997          F - 3

Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996 and for the Period
  from Inception to December 31, 1998                                 F - 5

Consolidated  Statements of  Stockholders' Equity (Deficit)
  for the Years Ended December 31, 1998, 1997 and 1996 and
  for the Period from Inception to December 31, 1998                  F - 6

Consolidated  Statements  of Cash Flows for the Years Ended
  December  31, 1998, 1997 and 1996 and for the Period
  from Inception to December 31, 1998                                F - 11

Notes to Consolidated Financial Statements                           F - 13

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Specialized Health Products International, Inc.:

We have audited the accompanying consolidated balance sheets of Specialized Health Products International, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998 and the related statements of operations, stockholders' equity (deficit) and cash flows for the period from inception (November 19, 1993) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Specialized Health Products International, Inc. and subsidiaries for the period from inception to December 31, 1995. Such statements are included in the cumulative inception to December 31, 1998 totals of the statements of operations, stockholders' equity (deficit) and cash flows and reflect total revenues and net loss of 23 percent and 24 percent, respectively, of the related cumulative totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts for cumulative totals, is based solely upon the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Specialized Health Products International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring net losses of $4,197,567, $4,274,003, and $4,093,388 and negative cash flows from operating activities of $2,069,322, $1,389,016, and $3,558,778 during the years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, the Company had an accumulated deficit of $16,423,014. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




ARTHUR ANDERSEN LLP

Salt Lake City, Utah
  April 14, 1999


                           SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
                                         (A Company in the Development Stage)


                                             CONSOLIDATED BALANCE SHEETS


         ASSETS                                                                                 December 31,
                                                                                 -----------------------------------------
                                                                                         1998                 1997
                                                                                 -----------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                      $     2,480,083     $      1,441,556
   Accounts receivable                                                                    494,484               34,328
   Unbilled receivables on contracts                                                      142,414                    -
   Inventories                                                                              2,520               72,352
   Prepaid expenses and other                                                              37,431               56,891
   Amounts due from related parties                                                        24,808                    -
                                                                                 -----------------------------------------

       Total current assets                                                             3,181,740            1,605,127
                                                                                 -----------------------------------------

PROPERTY AND EQUIPMENT, at cost:
   Manufacturing molds                                                                    474,633              812,994
   Office furnishings and fixtures                                                        531,215              352,925
   Assembly and manufacturing equipment                                                   339,356               46,138
   Leasehold improvements                                                                 132,326                    -
   Construction-in-progress                                                               152,599              546,372
                                                                                 -----------------------------------------
                                                                                        1,630,129            1,758,429
   Less accumulated depreciation and amortization                                        (442,331)            (308,000)
                                                                                 -----------------------------------------

       Net property and equipment                                                       1,187,798            1,450,429
                                                                                 -----------------------------------------

OTHER ASSETS                                                                               11,537              229,857
                                                                                 -----------------------------------------

                                                                                  $     4,381,075     $      3,285,413
                                                                                 =========================================

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                           SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
                                         (A Company in the Development Stage)


                                       CONSOLIDATED BALANCE SHEETS (Continued)


                       LIABILITIES AND STOCKHOLDERS' EQUITY                                    December 31,
                                                                                 ----------------------------------------
                                                                                         1998                1997
                                                                                 ----------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                               $        17,238     $        469,948
   Accrued liabilities                                                                    287,297              398,022
   Amounts due to related parties                                                               -              127,195
                                                                                 ----------------------------------------

       Total current liabilities                                                          304,535              995,165
                                                                                 ----------------------------------------

DEFERRED ROYALTY REVENUES                                                               3,750,000            1,750,000
                                                                                 ----------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1,3,4,5 and 6)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares
     outstanding                                                                                -                    -
   Common stock, $.02 par value; 50,000,000 shares authorized, 12,356,440 and
     10,129,842 shares outstanding, respectively                                          247,129              202,597
   Common stock subscriptions receivable                                                 (200,200)            (209,200)
   Additional paid-in capital                                                          14,788,373           12,113,346
   Series C warrants to purchase common stock                                                   -              310,994
   Series D warrants to purchase common stock                                           1,954,452              388,158
   Deficit accumulated during the development stage                                   (16,423,014)         (12,225,447)
   Deferred consulting expense                                                            (40,200)             (40,200)
                                                                                 ----------------------------------------

       Total stockholders' equity                                                         326,540              540,248
                                                                                 ----------------------------------------

                                                                                  $     4,381,075     $      3,285,413
                                                                                 ========================================

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                           SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                         (A Company in the Development Stage)

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                            Period from
                                                              Year Ended December 31,                      Inception to
                                             ------------------------------------------------------------  December 31,
                                                    1998               1997                 1996               1998
                                             -------------------------------------------------------------------------------
NET PRODUCT SALES                              $       10,202      $      182,363      $       74,563     $       748,228
COST OF PRODUCT SALES                                   8,048             141,857              70,257             536,002
                                             -------------------------------------------------------------------------------
       Gross margin on product sales                    2,154              40,506               4,306             212,226
                                             -------------------------------------------------------------------------------

DEVELOPMENT FEES                                    1,028,934             250,000                   -           1,278,934
COST OF DEVELOPMENT FEES                              823,146                   -                   -             823,146
                                             -------------------------------------------------------------------------------
      Gross margin on development fees                205,788             250,000                   -             455,788
                                             -------------------------------------------------------------------------------

OPERATING EXPENSES:
   Selling, general and administrative              2,946,722           3,311,222           2,901,434          11,915,871
   Research and development                           909,048           1,191,857           1,264,186           4,460,680
   Write-off of operating assets                      754,803              92,557              72,363           1,174,795
                                             -------------------------------------------------------------------------------
      Total operating expenses                      4,610,573           4,595,636           4,237,983          17,551,346
                                             -------------------------------------------------------------------------------

LOSS FROM OPERATIONS                               (4,402,631)         (4,305,130)         (4,233,677)        (16,883,332)
                                             -------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest income                                    199,287              18,236             108,701             461,889
   Interest expense                                         -                   -                 -               (23,658)
   Other income, net                                    5,777              12,891              31,588              50,256
                                             -------------------------------------------------------------------------------

     Net other income                                 205,064              31,127             140,289             488,487
                                             -------------------------------------------------------------------------------

NET LOSS                                           (4,197,567)         (4,274,003)         (4,093,388)        (16,394,845)

LESS PREFERENCE STOCK DIVIDENDS
                                                            -                 -                   -               (28,169)
                                             -------------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON SHARES           $   (4,197,567)   $     (4,274,003)     $   (4,093,388)   $    (16,423,014)
                                             ===============================================================================

BASIC AND DILUTED NET LOSS PER COMMON SHARE    $         (.35)   $           (.47)     $         (.48)
                                             ============================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         12,153,264           9,170,541           8,589,952
                                             ============================================================

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                           SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
                                         (A Company in the Development Stage)

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                              Deficit
                                                                    Common     Addi-                        Accumulated
                           Preferred Stock      Common Stock       Stock Sub-  tional                        During the    Deferred
                       -----------------------------------------   scriptions  Paid-in  Series C  Series D   Development  Consulting
                          Shares    Amount    Shares     Amount    Receivable  Capital  Warrants  Warrants     Stage       Expense
                       ------------------------------------------------------------------------------------------------------------
Issuance of
  common stock for
  cash at inception          -     $    -    1,170,000  $  1,300   $     -     $   -     $   -    $   -     $     -      $  -

Net loss                     -          -          -         -           -         -         -        -        (3,450)      -
                      -------------------------------------------------------- -------- --------- --------- ------------ ----------

BALANCE as of
December 31, 1993
                             -          -    1,170,000     1,300         -         -         -        -        (3,450)      -

Issuance of
  preferred stock
  for cash             1,440,000    560,000        -         -           -         -         -        -           -         -

Issuance of common
  stock for services
  and stock
  subscriptions
  receivable                -          -      193,500   208,500    (198,500)      -         -        -           -         -

Unpaid dividends
  on preference
  stock                      -          -          -         -           -         -         -        -       (16,780)      -

Net loss                     -          -          -         -           -         -         -        -      (906,948)      -
                      -------------------------------------------------------- -------- --------- --------- ------------ ----------

BALANCE as of
  December 31, 1994
                       1,440,000    560,000  1,363,500   209,800    (198,500)      -         -        -      (927,178)      -

Issuance of
  preferred stock
  for cash               362,403    604,001        -         -           -         -         -        -           -         -

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.



                           SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
                                         (A Company in the Development Stage)

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                                                                 Deficit
                                                                        Common      Addi-                       Accumulated Deferred
                            Preferred Stock         Common Stock        Stock Sub-  tional                       During the Consult-
                       ----------------------------------------------   scriptions  Paid-in  Series C  Series D  Development  ing
                           Shares     Amount     Shares       Amount    Receivable  Capital  Warrants  Warrants  Stage      Expense
                       ------------------------------------------------------------------------------------------------------------
Issuance of common
  stock for
  stock subscriptions
  receivable                   -   $       -       70,000    $   1,400  $(140,000)  $  138,600  $-      $ -         $    -    $ -

Reduction in stock
  subscriptions
  receivable
  (cash and services)          -           -          -            -      288,500          -     -        -              -      -


Unpaid dividends on
   preference stock            -           -          -            -          -            -     -        -          (11,389)   -

Exchange of debt for
   common stock                -           -      396,500      386,000        -         99,000   -        -              -      -

Issuance of common
   shares to
   stockholders under
   antidilution
   provisions                  -           -       90,000      180,000        -       (180,000)  -        -              -      -

Business combination    (1,802,403) (1,164,001) 2,102,403     (696,752)       -      1,860,753   -        -              -      -

Issuance of
   common stock for
   cash, net of expenses       -           -    4,256,250       85,125        -      7,193,935   -        -              -      -

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                           SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
                                         (A Company in the Development Stage)

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                                                              Deficit
                                                                    Common     Addi-                        Accumulated
                           Preferred Stock      Common Stock       Stock Sub-  tional                        During the    Deferred
                       -----------------------------------------   scriptions  Paid-in  Series C  Series D   Development  Consulting
                          Shares    Amount    Shares     Amount    Receivable  Capital  Warrants  Warrants     Stage       Expense
                       ------------------------------------------------------------------------------------------------------------
Exercise of
   stock options
   for common stock
   subscriptions
   receivable              -       $   -     288,000    $   5,760  $(209,500)  $  203,740   $-     $-       $       -     $    -


Net loss                   -           -         -            -          -            -      -      -        (2,919,489)       -

                       -------------------------------------------------------------------------------------------------------------

BALANCE as of
   December 31, 1995       -           -   8,566,653     171,333    (259,500)   9,316,028    -      -        (3,858,056)       -


Cash received
   for stock
   subscriptions
   receivable              -           -         -            -       50,300          -      -      -               -          -


Exercise of
   common stock
   options                 -          -       45,000         900         -         16,650    -       -               -          -

Exercise of
   common stock
   warrants                -          -       45,000         900         -         74,250    -       -               -          -

Grant of stock
   options for
   consulting
   services                -          -          -           -           -        134,000    -       -               -      (40,200)

Net loss                   -          -          -           -           -            -      -       -        (4,093,388)       -
                       -------------------------------------------------------------------------------------------------------------

BALANCE as of
    December 31, 1996      -          -    8,656,653     173,133    (209,200)   9,540,928    -       -        (7,951,444)   (40,200)

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.



                           SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
                                         (A Company in the Development Stage)

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                                                              Deficit
                                                                    Common     Addi-                        Accumulated
                           Preferred Stock      Common Stock       Stock Sub-  tional                        During the    Deferred
                       -----------------------------------------   scriptions  Paid-in  Series C  Series D   Development  Consulting
                          Shares    Amount    Shares     Amount    Receivable  Capital  Warrants  Warrants     Stage       Expense
                       ------------------------------------------------------------------------------------------------------------
Exercise of
   common stock
   options                   -      $ -        110,000   $  2,200    $    -    $  181,575  $    -  $     -    $        -   $     -

Issuance of
   common stock and
   common stock
   warrants for
   cash, net
   of expenses               -        -      1,263,189     25,264         -      2,180,343  310,994  388,158           -        -

Issuance of
   common stock
   for services              -        -        100,000      2,000         -        210,500      -        -             -        -

Net loss                     -        -            -          -           -            -        -        -      (4,274,003)     -
                      --------------------------------------------------------------------------------------------------------------

BALANCE as of
  December 31, 1997          -        -     10,129,842    202,597    (209,200)  12,113,346  310,994  388,158   (12,225,447) (40,200)

Exercise of
   common stock
   warrants                  -        -         85,000      1,700         -        168,300      -        -             -        -

Issuance of
   common stock and
   conversion of
   Series C
   warrants to
   Series D
   warrants                  -        -        256,598      5,132         -         (5,132)(310,994) 310,994           -        -

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.



                           SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
                                         (A Company in the Development Stage)

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                                                              Deficit
                                                                    Common     Addi-                        Accumulated
                           Preferred Stock      Common Stock       Stock Sub-  tional                        During the    Deferred
                       -----------------------------------------   scriptions  Paid-in  Series C  Series D   Development  Consulting
                          Shares    Amount    Shares     Amount    Receivable  Capital  Warrants  Warrants     Stage       Expense
                       ------------------------------------------------------------------------------------------------------------
Issuance of
   common stock and
   common stock
   warrants for
   cash, net
   of expenses            -         $ -       1,860,000  $ 37,200  $     -    $ 2,518,159  $-    $1,078,800 $        -       $ -

Issuance of
   common stock
   warrants for
   service                -           -             -         -          -            -     -       163,500          -         -

Cash received
   for stock
   subscriptions
   receivable             -           -             -         -        9,000          -     -           -            -         -

Issuance of
   common stock
   options for
   services               -           -             -         -          -          7,200   -           -            -         -

Issuance of
   common stock
   for services           -           -          25,000       500        -        (13,500)  -        13,000          -         -

Net loss                  -           -             -         -          -            -     -           -     (4,197,567)      -
                      --------------------------------------------------------------------------------------------------------------
BALANCE as of
   December 31, 1998      -         $ -      12,356,440  $247,129  $(200,200) $14,788,373  $-    $1,954,452 $(16,423,014) $(40,200)
                      ==============================================================================================================

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


                           SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
                                         (A Company in the Development Stage)

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Increase (Decrease) in Cash and Cash Equivalents



                                                                                                                   Period from
                                                                      Year Ended December 31,                      Inception to
                                                       -------------------------------------------------------     December 31,
                                                              1998              1997              1996                1998
                                                       ----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                            $   (4,197,567)     $ (4,274,003)      $ (4,093,388)    $   (16,394,845)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                          430,315           220,276            203,523             957,973
        Common stock issued for services                             -           212,500                  -             231,000
        Noncash consulting expense                              23,700           147,000             93,800             264,500
        Loss on disposition of assets                          754,803            92,557             72,363           1,176,086
        Changes in operating assets and liabilities:
             Accounts receivable                              (460,156)          (33,169)           349,559            (494,484)
             Unbilled receivables on contracts                (142,414)                -                 -             (142,414)
             Inventories                                        69,832           (56,642)               612              (2,520)
             Prepaid expenses and other                         19,460            39,922            (62,796)            (37,431)
             Amounts due from related parties                  (24,808)                -            122,850             (24,808)
             Other assets                                        1,143                 -                 -                1,143
             Accounts payable                                 (452,710)          369,262            (33,763)             25,038
             Accrued liabilities                                36,275            89,238           (284,690)            279,497
             Amounts due to related parties                   (127,195)           54,043             73,152                   -
             Deferred royalty revenues                       2,000,000         1,750,000                 -            3,750,000
                                                       ----------------------------------------------------------------------------

              Net cash used in operating activities         (2,069,322)       (1,389,016)        (3,558,778)        (10,411,265)
                                                       ----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                        (709,827)         (510,656)          (580,468)         (2,882,908)
    Purchase of patents and technology                               -                 -             (2,644)           (356,146)
    Proceeds from the sale of assets                             4,517                 -                  -               4,517
                                                       ----------------------------------------------------------------------------

              Net cash used in investing activities           (705,310)         (510,656)          (583,112)         (3,234,537)
                                                       ----------------------------------------------------------------------------

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                           SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
                                         (A Company in the Development Stage)

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                   Increase (Decrease) in Cash and Cash Equivalents



                                                                                                                   Period from
                                                                       Year Ended December 31,                     Inception to
                                                         -----------------------------------------------------     December 31,
                                                              1998             1997              1996                  1998
                                                         -------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                  $   2,725,359    $   2,389,382     $      92,700     $    12,487,801
   Proceeds from issuance of common stock warrants             1,078,800          699,152               -             1,777,952
   Proceeds from stock subscriptions                               9,000              -              50,300             339,300
   Proceeds from issuance of preferred stock                         -                -                 -             1,164,001
   Proceeds from issuance of redeemable preference stock             -                -                 -               240,000
   Payments on redeemable preference stock and dividends             -                -                 -              (268,169)
   Net repayments on stockholder loans                               -                -                 -               385,000
                                                         -------------------------------------------------------------------------

              Net cash provided by financing activities        3,813,159        3,088,534           143,000          16,125,885
                                                         -------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                               1,038,527        1,188,862        (3,998,890)          2,480,083

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD
                                                               1,441,556          252,694         4,251,584                 -
                                                         -------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD
                                                           $   2,480,083    $   1,441,556     $     252,694     $     2,480,083
                                                         =========================================================================

 SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:

   For the period from inception to December 31, 1998, the Company recorded in-kind dividends on the redeemable preferred stock of $28,169.

   For the period from inception to December 31, 1998, the Company issued common stock for subscriptions receivable of $548,000.

   For the period from inception to December 31, 1998, the Company converted certain stockholder loans and amounts due to stockholders to common stock totaling $485,000.

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    NATURE OF OPERATIONS AND BUSINESS COMBINATION

Nature of Operations

Specialized Health Products International, Inc. together with its wholly owned subsidiaries, Specialized Health Products, Inc. ("SHP"), Specialized Cooperative Corporation ("SCC") and Iontophoretics Corporation ("IPC") (collectively, the "Company") is a development stage company which is primarily engaged in developing cost-effective, disposable, proprietary healthcare products designed to limit or prevent the risk of accidental needle sticks which may cause the spread of blood-borne diseases such as HIV/AIDS and hepatitis B. The Company's activities since inception have focused on research and development of products, obtaining financing, recruiting personnel and identifying and contracting with manufacturers, distributors and strategic partners. The Company has a portfolio of proprietary, safety healthcare products that are in various stages of production, pre-production, development and research. The Company principally intends to use third parties to manufacture, market and distribute its products worldwide.

Development Stage Presentation

The Company is in the development stage and from its inception has incurred losses. During the years ended December 31, 1998, 1997 and 1996, the Company experienced net losses of $4,197,567, $4,274,003, and $4,093,388, respectively, and negative cash flows from operating activities of $2,069,322, $1,389,016, and $3,558,778, respectively. As of December 31, 1998, the Company had an accumulated deficit of $16,423,014. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's success in raising sufficient funding, bringing its products to commercialization, reducing costs and entering into favorable contracts with third-party manufacturers, distributors and strategic partners.

The Company believes that existing cash, funds from potential technology sales, proceeds from sale of its interest in Quantum Imaging Corporation (see Note 4) and funds from potential development and licensing agreements (see Note 3), will be sufficient to support the Company's operations at least through December 31, 1999. The Company's operating plan also includes raising additional funds through issuing common stock upon the potential exercise of outstanding warrants and/or proceeds from potential new strategic partner relationships in order for commercialization of its products under development to not be further delayed. Management has negotiated agreements with third parties to assist in the development, financing, manufacturing and distribution of its products under development or near commercialization. Nonetheless, the Company's inability to obtain additional funding, as required, could severely impair its business operations and there can be no assurance that the Company's operating plan will be successful.

The Company is subject to certain other risk factors due to its development stage status, the industry in which it competes and the nature of its operations. Many of these factors may be unforeseen and beyond the Company's control. These risk factors include:

a) The Company has experienced limited sales of its Safety Cradle(R) sharps container products, the Company's only currently commercialized product. There is no assurance that other products will be commercially viable and no assurance can be given that the Company will have sufficient sales or a sufficient customer base to become profitable. The business prospects of the Company will be affected by expenses, operational issues and uncertainties frequently encountered in the development of a business enterprise in a competitive environment.

b) The Company's need for capital during the next year or more will vary based upon a number of factors, including the rate at which demand for products expands, the level of sales and marketing activities for the Safety Cradle(R) sharps container product and the level of effort needed to develop and commercialize other products utilizing the Company's medical needle and other technologies. If additional funds are not successfully raised, the lack of liquidity will likely have a material adverse effect on the Company.

c) The Company's safety medical products may not be accepted by the market. Market acceptance of the Company's products will depend in large part upon the Company's ability to demonstrate the operational advantages, safety, efficacy, and cost-effectiveness of its products compared to competing products and its ability to distribute through major medical distributors and strategic partners.

d) Regulation is a significant factor in the development and marketing of the Company's products and in the Company's ongoing manufacturing and research and development activities. The Company and its products are regulated, in part, by the Federal Food, Drug, and Cosmetic Act which is administered by the United States Food and Drug Administration. The process of obtaining required regulatory clearances or approvals for products can be time-consuming and expensive.

e) The Company anticipates that it will be dependent on third party contracts for the distribution of its products, none of which have been successful to date.

f) The Company operates in a very competitive market and there is no assurance that development of superior competing products and changes in technology will not eliminate the need for the Company's products. The introduction of competing products could adversely affect the Company's attempts to develop and market its products successfully.

g) The Company's future success depends in part on its ability to protect its intellectual property and maintain the proprietary nature of its technology through a combination of patents and other intellectual property arrangements. There can be no assurance that the protection provided by patents will be broad enough to prevent competitors from introducing similar products or that such patents, if challenged, will be upheld by the courts of any jurisdiction.

h) The sale of medical devices entails an inherent risk of liability in the event of product failure or claim of harm caused by product operation. The Company currently maintains product liability insurance; however, there is no assurance that the Company will be able to maintain adequate product liability insurance with acceptable terms in the future.

Business Combination

SHP was organized in November 1993. In July 1995, SHP entered into a business combination with Russco, Inc. wherein it became a wholly owned subsidiary of Russco and Russco's name was changed to Specialized Health Products International, Inc. ("SHPI"). Russco was organized in February 1986. Russco had no significant operations and minimal capital with which to conduct its business.

At the closing of the business combination, Russco's 300,000 shares of common stock remained outstanding as common stock of the Company and Russco issued 3,602,403 shares of its common stock for all of the issued and outstanding shares of SHP's common stock and preferred stock. The business combination was treated as a reverse merger for accounting purposes. SHP was determined to be the acquiring company even though Russco issued its common shares to acquire SHP because the stockholders of SHP received the significant majority of the outstanding common stock of the Company. In addition, management of SHP became the management of the Company. Because Russco had limited operations, the business combination was accounted for as a purchase transaction with the net assets of Russco (which were insignificant) being recorded at their estimated fair value at the date of closing and operating results of Russco prior to the business combination not being included with the historical operating results of SHP.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SHPI and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of checking and money market accounts at a bank. As of December 31, 1998 and 1997, the Company had demand deposits at a bank in excess of the $100,000 limit for insurance by the Federal Deposit Insurance Corporation. Also included in cash and cash equivalents at December 31, 1998 are investments in commercial paper having maturity dates from January 4, 1999 to March 4, 1999 with interest rates ranging from 5.50 percent to 5.53 percent. The Company intends to hold these investments until maturity. All of the Company's cash equivalents have an original maturity of three months or less.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

Inventory consisted of the following at December 31, 1998 and 1997:

                                           1998               1997
                                     ------------------ -----------------

       Raw materials                    $     2,520       $     19,973
       Work-in-process                           -               4,555
       Finished goods                            -              47,824
                                     ------------------ -----------------

                                        $     2,520       $     72,352
                                     ================== =================

Property and Equipment

Property and equipment are stated at cost and consist primarily of manufacturing molds and equipment, office furniture and fixtures and construction-in-progress. Manufacturing molds and equipment are depreciated using the straight-line method over seven years or the units-of-production method, whichever is greater. All other property and equipment are depreciated using the straight-line method based on the estimated useful lives of the related assets which are five years.

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

Other Assets

Other assets consist primarily of purchased technology rights and patents, and related patent costs such as outside legal fees. These costs are being amortized on a straight-line basis over seven years. Accumulated amortization totaled approximately $431,000 and $221,000 at December 31, 1998 and 1997, respectively. Management evaluates the recoverability of these costs on a periodic basis, based on sales of the product related to the technology, existing or expected sales contracts, revenue trends and projected cash flows.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable.

During 1998, the Company elected, for various reasons, to abandon the further manufacture and distribution of the ExtreSafe(R) Lancet Strips. As a result, the Company wrote off $49,853 of inventory, $7,380 of patent costs, net of accumulated amortization, and $739,924 of fixed assets, net of accumulated depreciation, related to the discontinued product that cannot be utilized by the Company for other purposes.

Also during 1998, the Company adjusted the estimated useful lives of certain patents in order to properly reflect the fair market value of the patents at December 31, 1998. As a result of the adjustment, an additional $144,169 of amortization expense was recognized during 1998.

Revenue Recognition

Sales are recognized when product is shipped to the customer. Development fees are recognized in the period that the related services are performed. Deferred royalty revenues will be recognized as revenues when the related products are sold.

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

Fair Value of Financial Instruments

The book values of the Company's financial instruments approximates their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Recent Accounting Pronouncements

During 1998, the Company adopted Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 requires an "all-inclusive" approach which specifies that all revenues, expenses, gains and losses recognized during the period be reported in income regardless of whether they are considered to be results of operations of the period. SFAS No. 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. These statements did not have an impact on the Company's consolidated financial statements for the year ended December 31, 1998. As the Company generated no amounts within the definitional requirements of comprehensive income and the Company has only one operating segment.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999, and is not expected to have a material impact on the Company's consolidated financial statements.

Basic and Diluted Net Loss Per Common Share

As a result of the Company incurring net losses for all periods presented, both basic and diluted net loss per common share are based on the weighted average number of common shares outstanding. Stock options and warrants prior to conversion are not included in the calculation of diluted net loss per common share because their inclusion would be antidilutive, thereby reducing the net loss per common share. The Company has common stock options and warrants outstanding at December 31, 1998 that, if exercised, would result in the issuance of an additional 5,903,287 shares of common stock.

Reclassifications

Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the current year presentation.

(3)      DISTRIBUTION AND LICENSE AGREEMENTS

Becton Dickinson and Company

In August 1996, the Company entered into an exclusive distribution agreement with Becton Dickinson and Company Sharps Disposal Systems Division relating to the Company's Safety Cradle(R) sharps container products. The agreement granted Becton Dickinson an exclusive worldwide right to market and distribute the Company's sharps containers products for an initial term of three years. The first sales pursuant to the agreement occurred in the first quarter of 1997; however, as a result of Becton Dickinson's failure to meet minimum purchase requirements set forth in the agreement, the Company terminated the agreement during 1998. Sales of the Safety Cradle(R) sharps containers through December 31, 1998 have been minimal.

In May 1997, the Company entered into an exclusive license agreement with Becton Dickinson and Company Infusion Therapy Division relating to a single application of the Company's ExtreSafe(R) safety needle withdrawal technology. Pursuant to the terms of the agreement, Becton Dickinson paid $1,750,000 to the Company in June 1997, $250,000 in September 1997 and $2,000,000 in April 1998. Of these total payments, $3,750,000 represents prepaid royalties and $250,000 represents a one-time product development fee. Becton Dickinson is also required to pay ongoing royalties to the Company based on sales of products utilizing the technology. In addition, beginning in Becton Dickinson's fiscal year 2002, it is required to pay minimum royalties in order to maintain exclusive rights under the agreement.

Johnson & Johnson Medical, Inc.

In December 1997, the Company entered into an agreement with Johnson & Johnson Medical, Inc. to commercialize two applications of the Company's safety needle technologies in one restricted field-of-application of the technology. The agreement provides for monthly development payments by Johnson & Johnson, sharing of field related patent costs, payments for initial periods of low volume manufacturing, an ongoing royalty stream and a Johnson & Johnson investment in molds, assembly equipment and other capital costs related to commercialization of each product.

The agreement also provides for an ongoing joint cooperative program between Johnson & Johnson and the Company which derives future funding directly from sales of Company created products, low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which are jointly approved for development. During 1998, the Company and Johnson & Johnson reached arrangements whereby they are pursuing development and commercialization of four additional products under their joint cooperative program.


Alliance Medical

The Company entered into a distribution agreement with New Alliance of Independent Medical Distributors, Inc., dba Alliance Medical, effective September 1997. The agreement provided for the Company to manufacture and Alliance Medical to market and sell the ExtreSafe(R) Lancet Strip on an exclusive basis in various markets. Effective March 1, 1998, the agreement was converted to a non-exclusive agreement with no sales minimums so that the Company could pursue additional sources of distribution. Thereafter, the Company elected to abandon the further manufacture and distribution of the ExtreSafe(R) Lancet Strip (see Note 2). Sales of the ExtreSafe(R) Lancet Strips through December 31, 1998 were minimal.

(4)      INVESTMENT IN QUANTUM IMAGING CORPORATION

In October 1995, the Company entered into a joint venture agreement with Zerbec, Inc. ("Zerbec"). Under the terms of the agreement, the Company and Zerbec formed Quantum Imaging Corporation ("QIC"), a Utah corporation, to develop, manufacture, distribute and market products and technologies using a patented solid state filmless digitized imaging system. For a 50 percent interest in QIC (before considering potential dilution as a result of not meeting funding requirements), the Company was obligated to pay QIC $15,000 a month, which in turn was paid to Zerbec to perform research and development on QIC's behalf through March 31, 1997. The Company was also obligated to pay the general and administrative expenses of QIC up to $15,000 per month through March 31, 1997. Subsequent to March 31, 1997, the Company continued to pay certain research and development and general and administrative expenses. The Company provided funding to QIC of approximately $469,300, $244,800 and $435,200 during 1998, 1997 and 1996, respectively, all of which the Company expensed and QIC used to fund research and development and to cover administrative expenses. The Company accounts for its investment using the equity method. Assets and liabilities of QIC were insignificant as of December 31, 1998 and 1997.

In the fourth quarter of 1998, QIC entered into a non-binding letter of intent for U.S. Healthcare, LC to acquire QIC. Although discussions with U.S. Healthcare are ongoing, the transaction has not been completed and there can be no assurance that the transaction will be completed or that if completed it will be on terms that are favorable to the Company. Subsequent to December 31, 1998, Zerbec exercised its option to acquire two thirds of the Company's interest in QIC for nominal consideration. As a result of Zerbec exercising its rights, the Company's ownership was reduced to approximately 17 percent of the outstanding common stock of QIC. The Company continues to negotiate alternative arrangements with Zerbec.

(5)      TECHNOLOGY OPTION TO PURCHASE AGREEMENTS

In June 1998, the Company entered into an Option to Purchase Agreement (the "Option Agreement") with the University of Texas System to purchase certain patents and related technology, research and development for a total purchase price of $2,400,000. In accordance with the Option Agreement, a $240,000 non-refundable payment was made in July 1998 with the balance of $2,160,000 to be paid within 30 days of the exercise of the purchase option. The Company retained the exclusive right to exercise the option and acquire the patents and related technology for a period of one year from the date of the execution of the Option Agreement, or within 14 days of notification of successful completion of an animal toxicity study. The Company received notice of successful completion of the toxicity studies in February 1999 and subsequently entered into two amendments to the Option Agreement resulting in an extension of the exercise period to May 1999 in exchange for payments totaling $65,000. The Company anticipates reimbursement of a portion of these fees from a third party who is potentially interested in acquiring the technology from the Company upon exercise of the option.

In connection with this Option Agreement, the Company entered into consulting agreements with three individuals who were the principal inventors of the technology. These consulting agreements provide for the individuals to assist the Company to successfully develop the related technology. The individuals are to provide a minimum of 50 hours of services annually for which they will be compensated at a rate of $150 per hour. Each individual also executed stock option agreements with the subsidiary corporation, IPC, which is the entity entering into the Option Agreement and the individual consulting agreements. The stock option agreements provide for the individuals to purchase up to 40,000 shares of IPC common stock at an exercise price of $.01 per share in 10,000 share increments based on achieving certain milestone events in the future. The Company has recorded $7,200 of consulting expense in the accompanying consolidated financial statements related to the granting of these options.

(6)      COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases office space, equipment, and vehicles under noncancelable operating leases. The following summarizes future minimum lease payments under operating leases at December 31, 1998:

                     Year Ending December 31,

                                  1999                   $      305,736
                                  2000                          285,425
                                  2001                          276,963
                                  2002                          276,368
                                  2003                           69,092
                                                        -----------------

                                                         $    1,213,584
                                                        =================

Rental expense for the years ended December 31, 1998, 1997 and 1996 totaled approximately $204,000, $80,300 and $72,000, respectively.

Royalty Agreements

In connection with acquiring technology rights and patents, the Company entered into various royalty agreements. Generally, the agreements required royalties to be paid based on various percentages of revenues generated from the related technologies or patents. In order to maintain certain licenses, the Company was obligated to pay minimum royalties, of which the Company paid $20,000 during 1998. As the Company has not generated any revenue from licensed technology rights and patents at December 31, 1998, no additional royalties were accrued or paid.

The Company elected to abandon the further manufacture and distribution of the product utilizing the technology encompassed by one of these royalty agreements. As a result, the royalty agreement was terminated by the Company and related technology rights and patents were forfeited during 1998. All inventory, patents and fixed assets used in the manufacture of the discontinued product, which cannot be utilized by the Company for other purposes, were written off in the current year (see Note 2).

In January 1998, the Company issued warrants to purchase 750,000 common shares with an exercise price of $2.00 per share to a director and officer of the Company and his assigns in consideration of the Company's release from its obligations under certain royalty agreements (see Note 11). As a result of these events, the Company has no further obligations under royalty agreements as of December 31, 1998.

Employment Agreements

The Company has entered into employment agreements with three of its key employees. The agreements are each for a term of three years and provide for an annual aggregate base salary of $486,000 to be reviewed annually by the Board of Directors and adjusted as deemed appropriate. Upon termination of employment without cause, salary and certain benefits will continue to be paid through the expiration of the applicable agreement. The agreements have customary provisions for other benefits and include noncompetition clauses.

In December 1998, one of the agreements was amended to allow for two cash payments totaling $107,500 in exchange for outstanding common stock warrants held by the employee. The exchange may be elected by the employee if the fair market value of the Company's common stock does not reach specified amounts by January 31, 1999 and January 31, 2000. Additionally, the January 31, 2000 exchange may be accelerated, at the employee's option, should the Company's consolidated cash position fall below a specified level during the period June 30, 1999 through January 31, 2000. On January 31, 1999, the Company paid $50,000 to the employee upon exercise of the first option (see Note 13).

Litigation

In April 1997, the Company entered into an agreement with Leerink Swann & Company, whereby Leerink agreed to assist the Company in raising funds in a private placement of equity securities. Sufficient funding was deposited into escrow to hold an initial closing, but the closing did not occur. Leerink alleges that the Company refused to close on the placement. The Company alleges that the closing did not occur because Leerink, as a condition precedent to closing, made certain pre-closing demands that went far beyond the terms of the agreement and which demands Company management believes were not in the best interest of the Company. In August 1997, Leerink filed suit in the United States District Court for the District of Massachusetts alleging breach of contract. Leerink is seeking compensatory damages, warrants to purchase shares of the Company's common stock, treble damages and reasonable attorneys' fees and costs. In October 1997, the Company filed a counterclaim also alleging breach of contract. The Company is seeking money damages, treble damages, reasonable attorneys' fees and costs. This matter has been scheduled for trial in July 1999. The Company believes that Leerink's claims are without merit and that the Company will ultimately prevail. The litigation is subject to all of the risks and uncertainties of litigation and thus there is no assurance that the Company will be successful in this lawsuit or that the lawsuit will be resolved on acceptable terms, and the Company may incur significant costs in asserting its claims and defenses. As of December 31, 1998, management, after consultation with legal counsel, believes that the potential liability to the Company under such action will not materially affect the Company's consolidated financial position or results of operations.


(7)      STOCK OPTIONS

During 1994, the Board of Directors of SHP approved a nonqualified stock option plan for its officers, directors and employees, and authorized 396,000 shares of common stock for issuance. During 1994, options to acquire 396,000 common shares were granted at prices ranging from $.39 to $1.11 per share. The exercise prices of the options were equivalent to the estimated fair market value of the underlying stock as determined by SHP's Board of Directors at the dates of grant. No options were exercised or lapsed during 1994. On the date of the business combination, as discussed in Note 1, all of the options issued under the plan became outstanding obligations of the Company. On September 1, 1995, options to acquire 288,000 shares were exercised, primarily by directors and officers of the Company, from which the Company received $209,500 in non-interest bearing common stock subscriptions receivable. All common stock subscriptions receivable are due upon demand. During 1996, options to acquire 45,000 shares were exercised at $.39 per share and 22,500 options were canceled. The remaining 40,500 options became exercisable during 1997, of which 22,500 were exercised at $.39 per share. As of December 31, 1998, 18,000 options are exercisable at $.39 per share.

Effective September 1995, the Company's Board of Directors approved the adoption of the Specialized Health Products International, Inc. Stock Option Plan. The plan is a nonqualified stock option plan and is administered by the Board of Directors. The plan provided for the issuance of 1,500,000 shares of common stock to officers, directors, other key employees and consultants. The exercise prices of the options granted under this plan were not less than 100 percent of the fair market value of the underlying common stock on the date of grant. The options are exercisable for the period as defined by the Board of Directors at the date granted; however, no stock option will be exercisable more than five years from the date of grant.

Effective August 1998, adoption of the Specialized Health Products International, Inc. 1998 Stock Option Plan was approved by the Company's Board of Directors. The plan is a nonqualified stock option plan and is administered by the Board of Directors. The plan provides for the issuance of up to 2,000,000 shares of common stock to directors, officers, employees and consultants. The exercise prices of the options granted will not be less than the greater of $2.00 per share of common stock or the fair market value (or 110 percent of such fair market value when the optionee is a ten percent stockholder) of the underlying common stock on the date of grant. The options are exercisable for a period not to exceed ten years (or five years when the optionee is a ten percent shareholder) from the date of grant.

As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 ("APB No. 25") and related interpretations in accounting for certain aspects of its stock-based compensation plans. Accordingly, no compensation cost has been recognized for stock options granted to officers, directors and other key employees as options were granted at the intrinsic fair market value. The Company recognized $23,700, $147,000, and $93,800 of consulting expense during 1998, 1997, and 1996, respectively, related to certain options and warrants granted to nonemployee consultants in accordance with SFAS No. 123.

Had compensation cost been determined based on the fair value at the grant date for awards under its plans consistent with the method prescribed by SFAS No. 123, the Company's net loss and basic and diluted net loss per common share would have been increased to the pro forma amounts presented below:

                                      1998         1997          1996
                                  ------------ ------------ --------------
Net loss:            As reported  $(4,197,567) $(4,274,003)  $(4,093,388)
                     Pro forma     (4,769,148)  (4,445,885)   (4,130,140)

Basic and diluted
  net loss per
  common share:      As reported         (.35)        (.47)         (.48)
                     Pro forma           (.39)        (.48)         (.48)

Because the SFAS No. 123 method of accounting has not been applied to options and certain warrants granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company's option plans as of December 31, 1998, 1997 and 1996, and changes during the years ended on those dates is presented below:

                                           1998                            1997                             1996
                              ------------------------------- -------------------------------- --------------------------------
                                                Wtd. Avg.                        Wtd. Avg.                       Wtd. Avg.
                                                 Exercise                         Exercise                        Exercise
                                  Shares          Prices           Shares          Prices          Shares           Prices
                              --------------- --------------- ---------------- --------------- --------------- ----------------
Outstanding at beginning of
  year                            1,481,500       $2.11            1,531,500       $2.10           1,279,810       $1.95
Granted                              35,000        1.65               60,000        2.16             319,190        2.63
Exercised                                 -                         (110,000)        .88             (45,000)        .39
Forfeited                           (23,000)       1.55                  -                           (22,500)        .39
                              ---------------                 ----------------                 ---------------
Outstanding at
  end of year                     1,493,500        2.11            1,481,500        2.11           1,531,500        2.10
                              ===============                 ================                 ===============

Exercisable at
  end of year                     1,307,905        2.06            1,217,405        2.06           1,187,000        2.04
                              ===============                 ================                 ===============

Weighted average fair value
of options granted              $       .74                     $      1.00                      $     1.24
                              ===============                 ================                 ===============


The following table summarizes information about the stock options outstanding at December 31, 1998:

                                           Options Outstanding                           Options Exercisable
                                 Number           Wtd. Avg.                           Number
                               Outstanding        Remaining        Wtd. Avg.        Exercisable         Wtd. Avg.
          Range of             At December       Contractual       Exercise         at December          Exercise
       Exercise Prices          31, 1998            Life             Price           31, 1998             Price
   ------------------------ ------------------ ----------------- -------------- -------------------- -----------------

    $     0.3900                     18,000         0.57 years    $   0.3900              18,000       $     0.3900
          1.2500                     10,000         4.85              1.2500              10,000             1.2500
          1.6250                      5,000         4.60              1.6250               5,000             1.6250
          1.7500                      5,000         4.44              1.7500               5,000             1.7500
          1.8125                     10,000         4.38              1.8125                   -               -
          2.0000                  1,074,310         1.67              2.0000           1,074,310             2.0000
          2.0625                     55,000         3.93              2.0625                   -               -
          2.6250                    316,190         2.82              2.6250             195,595             2.6250
                            ==================                                  ====================
    $.39 to 2.625                 1,493,500                       $   2.1070           1,307,905       $     2.0630
                            ==================                                  ====================

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996: risk-free interest rate of
6.0 percent, 6.0 percent, and 5.95 percent, respectively; expected lives of 2.4 years, 3 years, and 2.3 years, respectively; expected dividend yields of zero percent in all years; expected volatility of 68 percent in all years.

In calculating the pro forma net loss and pro forma basic and diluted net loss per share, the Company has also included the effect of 800,000 common stock warrants issued to a director and officer (see Notes 6 and 11) and an employee of the Company during 1998. The issuance of the warrants were accounted for in accordance with APB No. 25. For disclosure purposes under SFAS No. 123, the fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: risk-free interest rate of 6.0 percent; expected lives of 2 years; expected dividend yield of zero; expected volatility of 68 percent.


(8)      RECENT CAPITAL TRANSACTIONS

In March 1997, the Company closed a private placement offering wherein the Company raised $1,539,570, net of expenses, through offering Units to certain accredited investors at $45 per Unit. Each Unit consisted of 15 shares of the Company's common stock and Series C warrants to purchase five shares of the Company's common stock at a price of $3.00 per share. The Company allocated $1,228,576 of the total net proceeds to the common stock issued and $310,994 to the Series C warrants issued.

During 1997, the Company issued 100,000 shares of its common stock to a nonaffiliated stockholder of the Company for consulting and other services provided. The Company recorded consulting expense of $212,500, which was equal to the fair market value of the stock on the date of issue.

In January 1998, the Company completed a private placement offering in which it sold 2,610,000 units at $2.00 per unit for total consideration of approximately $4,948,500, net of expenses. Each unit consists of one share of the Company's common stock and one Series D warrant to purchase one share of common stock at a price of $2.00. Of the total net proceeds, approximately $1,365,200 was received in December 1997 and approximately $3,583,300 was received in January 1998. The Company allocated approximately $1,350,800 of the total proceeds to the Series D warrants based on their relative fair values. Of the total units, 750,000 were sold in December 1997 and 1,860,000 were sold in January 1998.

Pursuant to requirements of the private placement offering in January 1998, the Company provided accredited investors in the Company's March 1997 private placement offering with the opportunity to exchange the securities purchased in the March 1997 placement for a number of units the investor could have purchased in the January 1998 placement had the investment been made under the January 1998 placement terms rather than the March 1997 terms. In February 1998, all of the March 1997 accredited investors elected to convert to the January 1998 placement terms in reliance on the registration exemption found in Rule 506 of Regulation D and Sections 3(9) and 4(2) of the Securities Act. As a result of the conversion, all outstanding Series C warrants were canceled and the Company issued 256,598 additional shares of common stock and 769,787 additional Series D warrants.

The Series D warrants are exercisable for a period of two years from the effective date of a registration statement covering the resale of the shares of common stock underlying the Series D warrants by the holder, which period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Securities Act of 1933 is not available. The Company may accelerate the expiration of the Series D warrants in the event that the average market price of the Company's common stock exceeds $6.00 per share for ten consecutive trading days. In the event the Company accelerates the expiration of the Series D warrants, the holders of the Series D warrants would be permitted to exercise the Series D warrants during a period of not less than 20 days following notice of such event.

In March 1998, the Company issued 25,000 shares of common stock and 25,000 Series D warrants to an unaffiliated financial advisor in connection with the January Private Placement. The fair market value of these shares and options were offset against the gross private placement proceeds as offering costs.

In July 1998, certain Series B warrants were exercised resulting in the issuance of 85,000 shares of common stock with proceeds to the Company of $170,000. The remaining outstanding Series A and B warrants have expired.


(9)      INCOME TAXES

The Company recognized no income tax expense in 1998, 1997 and 1996 due to net operating losses. The Company did not record the expected tax benefit related to the net operating losses and other deferred tax assets as management established a valuation allowance against the entire amount of those assets. Significant components of the Company's deferred income tax assets and deferred income tax liabilities as of December 31, 1998 and 1997, are comprised of the following:

                                                   1998               1997
                                              ----------------------------------
Deferred income tax assets:
   Net operating loss carryforwards           $    4,015,349   $     3,638,806
   Deferred royalty revenue                        1,398,750           652,750
   Non cash compensation expense                      63,671            54,831
   Accrued vacation                                   32,251            48,870
   Loss on disposition of assets                     267,780            38,268
   Patent costs                                      212,956           121,186
   Other                                              44,847             9,882
                                              ----------------------------------
       Total gross deferred income tax assets      6,035,604         4,564,593
   Less valuation allowance                       (5,701,271)       (4,329,105)
                                              ----------------------------------
       Net deferred income tax assets                334,333           235,488

Deferred income tax liability -
  Property and equipment                            (334,333)         (235,488)
                                              ----------------------------------

       Net deferred income tax liability      $           -    $            -
                                              ==================================

The net change in the total valuation allowance for the years ended December 31, 1998 and 1997, was an increase of $1,372,166 and $1,534,223, respectively.

At December 31, 1998, the Company had total tax net operating losses of approximately $10,765,000 that can be carried forward to reduce federal income taxes. If not utilized, the tax net operating loss carryforwards begin to expire in 2009. As defined in Section 382 of the Internal Revenue Code, the Company has undergone a greater than 50 percent ownership change. Consequently, a certain amount of the Company's tax net operating loss carryforwards available to offset future taxable income in any one year may be limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforwards not utilized in prior years.


(10)     EMPLOYEE BENEFIT PLAN

Effective January 1, 1996, the Company adopted the Specialized Health Products 401(k) Plan. Employees who are 21 years of age are eligible for participation in the plan and may elect to make contributions to the plan. The Company matches 100 percent of such contributions up to five percent of the individual participant's compensation. The Company's combined contribution to the plan was approximately $66,900, $52,100 and $37,100 for the years ended December 31, 1998, 1997 and 1996, respectively.


(11)     RELATED-PARTY TRANSACTIONS

In 1995, the Company entered into an agreement with a former director, the president and a vice president of the Company, whereby these individuals had the opportunity to receive up to an aggregate of 2,000,000 additional shares of common stock based upon pre-tax consolidated income over a certain period of time. The Company did not reach the levels specified in the agreement for any period. As such, the earn-out shares did not vest and the agreement expired effective December 31, 1998.

During 1998, 1997 and 1996, the Company advanced approximately $28,700, $7,600 and $121,800, respectively, to a former director and stockholder of the Company. The advances were non-interest bearing and were repaid in full during 1998. In addition, the Company paid to an entity, owned in part by this same former director and stockholder, approximately $100,300 and $203,100 (including reimbursement of costs) during 1997 and 1996, respectively, for consulting and professional services rendered on behalf of the Company.

The Company had entered into certain license agreements with a director and officer of the Company as a result of the acquisition of certain technology rights and patents. Under the terms of the agreements, the Company was obligated to pay minimum royalty payments totaling $435,000 over six years. In January 1998, the Company issued 750,000 common stock warrants as consideration for a release from its obligations under these royalty agreements (see Note 6). Each warrant is redeemable for one share of the Company's common stock at a price of $2.00 per share. The warrants are currently exercisable and expire on December 31, 2002.

During 1997, the Company made a loan of approximately $182,500 to one of its directors and officers. The loan bore interest at eight percent and was repaid in full prior to December 31, 1997.

In December 1997, the Company borrowed $45,000 from one of its directors and officers to assist in the cash flow needs of the Company. The loan bore interest at 10 percent and was repaid in full in January 1998.

In January 1998, 1,000,000 shares of the Company's common stock and 1,000,000 Series D common stock warrants were issued to Johnson & Johnson Development Corporation in conjunction with the private placement offering closed on January 20, 1998. Johnson & Johnson owns 8.3 percent of the Company.

During 1998, the Company paid certain consulting and other expenses of approximately $10,000 on behalf of QIC. The resulting receivable, which has been included in "amounts due from related parties" in the accompanying consolidated balance sheet, will be repaid upon completion of the proposed sale of QIC (see
Note 4).

As of December 31, 1998, the Company was due approximately $9,000 from a former officer and director of the Company for a non-interest bearing advance made during the year. The balance was repaid in full in January 1999.

During 1998, the Company advanced approximately $3,700 to an employee and $1,700 to a director and officer of the Company. The advances are non-interest bearing, are repayable during 1999, and have been included in "amounts due from related parties" as of December 31, 1998 in the accompanying 1998 consolidated balance sheet.

In January and February 1999, the Company entered into consulting agreements with a former director and officer of the Company and relatives of a director and officer of the Company. Under the agreements, the Company will pay approximately $22,700 per month for consulting services rendered in connection with financing and development activities.


(12)     SUBSEQUENT EVENTS

In January 1999, the Company granted to various employees options to acquire 190,000 shares of the Company's common stock at an exercise price of $2.00 per share. The options vest over a three-year period and are exercisable for a period of ten years from the date of grant.

In February 1999, the Company granted to non-employee directors options to acquire a total of 16,000 shares of the Company's common stock at an exercise price of $2.00 per share. The options vest on December 31, 1999 and are exercisable for a period of ten years from the date of grant.

In February 1999, the Company paid $50,000 to an employee in exchange for cancellation of 25,000 common stock warrants held by the employee. The exchange was made pursuant to exercise of the employee's option as provided for in the employment agreement (see Note 6).