Form 10-Q
period 1999-03-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 1999-05-12
CIK 790228

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999

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

                                 X  Yes ___ No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding as of May 10, 1999
                -----                            ------------------------------
    Common Stock, $.02 par value                           12,356,440


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

         ASSETS                                                                March 31,            December 31,
                                                                                 1999                   1998
                                                                           ------------------    -------------------
CURRENT ASSETS:
   Cash and cash equivalents                                               $      1,637,966      $       2,480,083
   Accounts receivable                                                              719,910                494,484
   Unbilled receivables on contracts                                                   -                   142,414
   Inventories                                                                        2,520                  2,520
   Prepaid expenses and other                                                        72,829                 44,756
   Amounts due from related parties                                                  12,293                 24,808
                                                                           ------------------    -------------------
   Total current assets                                                           2,445,518              3,189,065
                                                                           ------------------    -------------------

PROPERTY AND EQUIPMENT, at cost:
   Manufacturing molds                                                              474,633                474,633
   Office furnishings and fixtures                                                  534,145                531,215
   Assembly and manufacturing equipment                                             339,356                339,356
   Leasehold improvements                                                           133,132                132,326
   Construction-in-progress                                                         152,599                152,599
                                                                           ------------------    -------------------
                                                                                  1,633,865              1,630,129
   Less accumulated depreciation and amortization                                  (509,436)              (442,331)
                                                                           ------------------    -------------------
   Net property and equipment                                                     1,124,429              1,187,798
                                                                           ------------------    -------------------

OTHER ASSETS                                                                         38,652                 39,680
                                                                           ==================    ===================
                                                                           $      3,608,599      $       4,416,543
                                                                           ==================    ===================

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                        $         31,359      $          17,238
   Accrued liabilities                                                              258,514                322,765
                                                                           ------------------    -------------------
   Total current liabilities                                                        289,873                340,003
                                                                           ------------------    -------------------

DEFERRED ROYALTY REVENUES                                                         3,750,000              3,750,000
                                                                           ------------------    -------------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value; 5,000,000 shares authorized,                      -                      -
       no shares outstanding
   Common stock, $.02 par value; 50,000,000 shares authorized,
     12,356,440 and 12,356,440 shares outstanding, respectively                     247,129                247,129
   Common stock subscriptions receivable                                           (200,200)              (200,200)
   Additional paid-in capital                                                    14,788,373             14,788,373
   Series D warrants to purchase common stock                                     1,954,452              1,954,452
   Deficit accumulated during the development stage                             (17,180,828)           (16,423,014)
   Deferred consulting expense                                                      (40,200)               (40,200)
                                                                           ------------------    -------------------
   Total stockholders' equity                                                      (431,274)               326,540
                                                                           ------------------    -------------------
                                                                           $      3,608,599      $       4,416,543
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


                                                                                                       Period from
                                                                  Three Months Ended                  Inception to
                                                       -----------------------------------------
                                                           March 31,             March 31,              March 31,
                                                             1999                   1998                   1999
                                                       ------------------    -------------------    -------------------

NET PRODUCT SALES                                      $          -          $           8,677      $         748,228
COST OF PRODUCT SALES                                             -                      6,985                536,002
                                                       ------------------    -------------------    -------------------

   Gross margin on sales                                          -                      1,692                212,226
                                                       ------------------    -------------------    -------------------

DEVELOPMENT FEES                                                553,176                237,431              1,832,110
COST OF DEVELOPMENT FEES                                        445,721                189,945              1,268,867
                                                       ------------------    -------------------    -------------------

   Gross margin on development fees                             107,455                 47,486                563,243
                                                       ------------------    -------------------    -------------------

OPERATING EXPENSES:
   Selling, general and administrative                          639,385                605,339             12,555,256
   Research and development                                     253,942                233,963              4,714,622
   Write-off of operating assets                                  -                      -                  1,174,795
                                                       ------------------    -------------------    -------------------

   Total operating expenses                                     893,327                839,302             18,444,673
                                                       ------------------    -------------------    -------------------

LOSS FROM OPERATIONS                                           (785,872)              (790,124)           (17,669,204)

OTHER INCOME (EXPENSE):
   Interest income                                               26,973                 44,577                488,862
   Interest expense                                               -                      -                    (23,658)
   Other income, net                                              1,085                  4,055                 51,341
                                                       ------------------    -------------------    -------------------

NET LOSS                                                       (757,814)              (741,492)           (17,152,659)
LESS PREFERENCE STOCK DIVIDENDS                                   -                      -                    (28,169)
                                                       ------------------    -------------------    -------------------
NET LOSS APPLICABLE TO COMMON SHARES                   $       (757,814)     $        (741,492)     $     (17,180,828)
                                                       ==================    ===================    ===================
BASIC AND DILUTED NET LOSS PER COMMON SHARE            $           (.06)     $            (.06)
                                                       ==================    ===================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   12,356,440             11,635,394
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

                                                                       Three Months Ended               Period from
                                                               -----------------------------------
                                                                                                        Inception to
                                                                  March 31,          March 31,         March 31, 1999
                                                                    1999                1998
                                                               ----------------    ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $      (757,814)    $     (741,492)     $ (17,152,659)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                      68,133             59,752          1,026,106
     Common stock issued for services                                    -                  -                231,000
     Noncash consulting expense                                          -                  -                264,500
     Loss on disposition of assets                                       -                  -              1,176,086
     Changes in operating assets and liabilities:
       Accounts receivable                                            (225,426)          (216,748)          (719,910)
       Unbilled receivables on contracts                               142,414              -                  -
       Inventories                                                       -                 (5,153)            (2,520)
       Prepaid expenses and other                                      (28,073)            (1,171)           (72,829)
       Amounts due from related parties                                 12,515             (1,795)           (12,293)
       Other assets                                                      -                (22,500)           (27,000)
       Accounts payable                                                 14,121           (314,372)            31,359
       Accrued liabilities                                             (64,251)            41,781            258,514
       Amounts due to related parties                                    -               (127,195)             -
       Deferred royalty revenue                                          -                  -              3,750,000
                                                               ----------------    ---------------     ---------------
         Net cash used in operating activities                        (838,381)        (1,328,893)       (11,249,646)
                                                               ----------------    ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (3,736)           (97,251)        (2,886,644)
   Purchase of patents and technology                                    -                  -               (356,146)
   Proceeds from the sale of assets                                      -                  -                  4,517
                                                               ----------------    ---------------     ---------------
         Net cash used in investing activities                          (3,736)           (97,251)        (3,238,273)
                                                               ----------------    ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                -              2,555,359         12,487,801
   Proceeds from issuance of common stock warrants                       -              1,078,800          1,777,952
   Proceeds from stock subscriptions                                     -                  -                339,300
   Proceeds from issuance of preferred stock                             -                  -              1,164,001
   Proceeds from issuance of redeemable preference stock
                                                                         -                  -                240,000
   Payments on redeemable preference stock and dividends
                                                                         -                  -               (268,169)
   Net repayments on stockholder loans                                   -                  -                385,000
                                                               ----------------    ---------------     ---------------
         Net cash provided by financing activities                       -              3,634,159         16,125,885
                                                               ----------------    ---------------     ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS
                                                                      (842,117)         2,208,015          1,637,966
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD
                                                                     2,480,083          1,441,556              -
                                                               ================    ===============     ===============
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD
                                                               $     1,637,966     $    3,649,571      $   1,637,966
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


SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

For the period from inception to March 31, 1999, the Company recorded in-kind dividends on redeemable preferred stock of $28,169.

For the period from inception to March 31, 1999, the Company issued common stock for subscriptions receivable of $548,000.

For the period from inception to March 31, 1999, the Company converted certain stockholder loans and amounts due to stockholders to common stock totaling $485,000.


     See accompanying notes to condensed consolidated financial statements.

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Interim Condensed Consolidated Financial Statements


         The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the operating results that may result for the year ending December 31, 1999. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its December 31, 1998 Annual Report on Form 10-K.

(2) Basic and Diluted Net Loss Per Common Share

         Net loss per common share is based on the weighted average number of common shares outstanding. Stock options, warrants and preferred shares prior to conversion are not included in the calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share. Therefore, there is no difference between basic and diluted net loss per common share for the periods presented. The Company has common stock options and warrants outstanding at March 31, 1999 that, if exercised, would result in the issuance of an additional 6,084,287 share of common stock.

(3) Reclassifications

         Certain   reclassifications   have  been  made  in  the  prior   year's
consolidated financial statements to conform to the current period presentation.

(4) Cash and Cash Equivalents

         Cash and cash equivalents at March 31, 1999 include investments in commercial paper having maturity dates ranging from April 1, 1999 to May 6, 1999 with interest rates ranging from 5.10% to 5.13%. The Company intends to hold these investments until maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The  following  discussion  and  analysis  provides  information  which management  believes is  relevant  to an  assessment  and  understanding  of the
Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998. Wherever in this discussion the term "Company" is used, it should be understood to refer to Specialized Health Products International, Inc. and its wholly owned subsidiaries, Specialized Health Products, Inc.,
Specialized Cooperative Corporation and Iontophoretics Corporation, on a consolidated basis, except where the context clearly indicates otherwise.

Overview

         From its inception, the Company has incurred losses from operations. As of March 31, 1999, the Company had cumulative net losses applicable to common shares totaling $17,180,828. To date, the Company's principal focus has been the design, development, testing, and evaluation of its Safety Cradle(R) sharps containers, safety lancets, safety needle technologies, intravenous flow gauge, blood collection devices, and other safety medical products, and the design and development of various molds and production processes.

Financial Position

         The Company had $1,637,966 in cash and cash equivalents as of March 31, 1999. This represents a decrease of $842,117 from December 31, 1998. Working capital as of March 31, 1999, decreased to $2,155,645 as compared to $2,849,062 at December 31, 1998. These decreases were largely due to ongoing selling, general and administrative costs and research and development expenditures with no product sales and minimal margins on development fees. There were no proceeds from equity or other financing sources during the quarter ended March 31, 1999.

Three Months Ended March 31, 1999 and 1998

         During the three months ended March 31, 1999, the Company had total revenues of $553,176, comprised totally of development fees under the JJM Agreement. This is compared to total revenues of $246,108 for the comparable period from the prior year, comprised of $237,431 in development fees under the JJM Agreement and $8,677 in product sales. As discussed below, the Company will look to several other products and devices for future sales revenues.

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

         The Company has also entered into a license agreement (the "BDIT License Agreement") that relates to a single application of the Company's ExtreSafe(R) safety needle technology (the "Technology"). Pursuant to the terms of the License Agreement, BDIT made payments of $4,000,000 to the Company. Of these total payments, $3,750,000 was for advanced royalties for sales occurring before the year 2002 and $250,000 was for a product development fee. BDIT is required to pay ongoing royalties to the Company based on sales of products utilizing the Technology. The Company will not be manufacturing product in connection with the License Agreement. In addition, beginning in BDIT's fiscal year 2002, BDIT is required to pay minimum royalties in order to maintain exclusive rights under the License Agreement. BDIT previously told the Company that BDIT expected to begin selling the product that is the subject of the License Agreement in the second quarter of 1999. It has come to the Company's attention that there is a significant likelihood that the product will not release as previously represented. The Company is in the process of trying to obtain additional information from BDIT regarding any plans relating to marketing of this product. There is no assurance that the Company will realize additional revenues under the License Agreement or that the product will be launched in the second quarter of 1999.

         License and distribution arrangements, such as those discussed above, create certain risks for the Company, including (i) reliance for sales of products on other parties, and therefore reliance on the other parties' marketing ability, marketing plans and credit-worthiness; (ii) if the Company's products are marketed under other parties' labels, goodwill associated with use of the products may inure to the benefit of the other parties rather than the Company; (iii) the Company may have only limited protection from changes in manufacturing costs and raw material costs; and (iv) if the Company is reliant on other parties for all or substantially all of its sales, the Company may be limited in its ability to negotiate with such other parties upon any renewals of their agreements. Further, because such arrangements are generally expected to provide the Company's marketing partners with certain elements of exclusivity with respect to the products to be marketed by those partners, the Company's success will be highly dependent on the results obtained by its partners.

         Research and development ("R&D") expenses were $253,942 for the three months ended March 31, 1999, compared with $233,963 for the comparable period from the prior year. The Company's R&D efforts during the three month period ended March 31, 1999, focused on development of several additional products utilizing the Company's medical safety needle technologies. The Company's R&D efforts during the three month period ended March 31, 1998, focused on development of several additional products utilizing the Company's medical safety needle technologies and continued development work on a filmless digitized imaging technology (which was performed by Quantum Imaging Corporation, but was funded by the Company). The increase resulted primarily from an increase in the number of products being developed and additional development personnel employed by the Company.

         Selling, general and administrative expenses were $639,385 for the three months ended March 31, 1999, compared with $605,339 for the comparable period from the prior year. The increase resulted mainly from an increase in the costs associated with exploring new product arrangements along with an increase in the cost of facilities leased by the Company.

         Interest and other income was $28,058 for the three months ended March 31, 1999, compared with $48,632 for the comparable period from the prior year. The difference in interest income between the periods resulted from changes in interest earned on funds on deposit and short-term interest bearing investments. As funds on deposit and interest bearing short-term investments have decreased so has the related interest income. Unless the Company generates additional cash through product sales or financings, interest income during the remainder of 1999 will decrease as funds on deposit and interest bearing short-term investments are reduced.

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of equity securities, advanced royalties, development fees and proceeds from the exercise of common stock options. The Company generated $16,125,885 in net proceeds through financing activities from inception through March 31, 1999. The Company used net cash for operating activities of $838,381 for the three months ended March 31, 1999. As of March 31, 1999, the Company's current liabilities totaled $289,873 and it had $3,750,000 in deferred royalty revenues relating to the Becton Dickinson License Agreement. The Company had working capital as of March 31, 1999 of $2,155,645. The Company anticipates settling its subscriptions receivable through collection or otherwise in the immediate future.

         The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development and bring the safety medical needle technologies, intravenous flow gauge, blood collection devices and other products to commercial viability, and the level of sales of and marketing costs for the Safety Cradle(R) sharps containers, safety lancets and other products. At March 31, 1999, the Company had not committed any funds for capital expenditures. The Company believes that existing funds, development fees from JJM under the JJM Agreement, license revenues and funds generated from sales of products and non-core technologies, will be sufficient to support the Company's operations and planned capital expenditures through at least the end of 1999. The Company may, however, attempt to raise additional funds through a subsequent public or private offering if, in the opinion of management, the Company is in need of additional funding. There is no assurance that any such offering will be completed or that, if completed, the terms of such offering will be favorable to the Company.

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

         In connection with this Option Agreement, the Company entered into consulting agreements with three individuals who were the principal inventors of the technology. These consulting agreements provide for the individuals to assist the Company to successfully develop the related technology. The individuals are to provide a minimum of 50 hours of services annually for which they will be compensated at a rate of $150 per hour. Each individual also executed stock option agreements with the subsidiary corporation, Iontophoretics Corporation ("IPC"), which is the entity entering into the Option Agreement and the individual consulting agreements. The stock option agreements provide for the individuals to purchase up to 40,000 shares of IPC common stock at an exercise price of $.01 per share in 10,000 share increments based on achieving certain milestone events in the future. The Company has recorded $7,200 of consulting expense in the 1998 consolidated financial statements related to the granting of these options.

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

         As of March 31, 1999, the Company had deficit net tangible assets of $442,926, net losses and market capitalization of $11,973,390 and the Company's bid price is below the $1 per share minimum bid price. As a result, the Company does not meet the Nasdaq Small-Cap Market listing requirements. A hearing was held with Nasdaq on April 1, 1999 to consider delisting or suspension of the Company's Common Stock from the Nasdaq Small-Cap Market. The panel has not made a decision regarding this matter. The Company expects that delisting or suspension will occur unless the Company can bring itself into compliance with the requirements and demonstrate an ability to maintain compliance with those requirements. The Company is attempting to bring itself into compliance with all applicable Nasdaq Small-Cap Market listing requirements. There can be no assurance that the Company will be in compliance and be able to demonstrate the ability to maintain compliance in the immediate future or otherwise. In the event of delisting or suspension, trading, if any, in the Company's securities would be expected to be conducted in the over-the-counter market in what is commonly referred to as the "Electronic Bulletin Board." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's securities. The loss of continued price quotations as provided by the Nasdaq System could also cause a decline in the price of the Common Stock, a loss of news coverage of the Company and difficulty in obtaining subsequent financing.

Inflation

         The Company does not expect the impact of inflation on its operations to be significant for the next twelve months.

Year 2000

         The Company uses computer networks, personal computer based development and measurement equipment, and personal microprocessors that have the potential for operational problems if they lack the ability to handle the transition to the Year 2000. The Company has been aggressively proactive in pursuing solutions for the Year 2000 problem. The Company has acquired new accounting software that the vendor has represented is Year 2000 compliant and has initiated communications with its suppliers, dealers, distributors and other third parties in order to assess and reduce the risk that the Company's operations could be adversely affected by the failure of these third parties to adequately address the Year 2000 issue.

         The Company's principal computer systems (including the embedded microprocessor systems) have been purchased since December 31, 1996 and the vendors supplying such systems have generally represented that such systems are Year 2000 compliant. The software utilized by the Company is generally standard "off the shelf" software, typically available from a number of vendors. The Company is verifying with its software vendors that the services and products provided are, or will be, Year 2000 compliant. Subject to such verification, the Company believes that its computer systems and software is Year 2000 compliant in all material respects. The Company estimates that the cost to redevelop, replace or repair its technology that is not Year 2000 compliant will not be material. The Company is not using any independent verification or validation procedures. There can be no assurance, however, that its systems or programs are or will be Year 2000 compliant and that the failure of those systems would not have a material adverse impact on the Company's business and operations.

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

         None.

Item 4. Submission of Matters to a Vote of Securityholders.

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

  10.4 License Agreement between SHP and Becton, Dickinson and Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated June 4,
                        1997)

  10.5                  Distribution  and  License  Agreement  between  SHP  and
                        Johnson and Johnson Medical, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K/A, dated December 22, 1997)

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

                                              SPECIALIZED HEALTH PRODUCTS
                                              INTERNATIONAL, INC.



Date: 5/10/99                                 By  /s/ David A. Robinson
                                                  -----------------------------
                                                   David A. Robinson
                                                   President, Chief Executive
                                                   Officer, Director



Date: 5/10/98                                 By   /s/ Charles D. Roe
                                                  -----------------------------
                                                   Charles D. Roe
                                                   Chief Financial Officer