Form 10-Q
period 1999-06-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 1999-08-12
CIK 790228

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999

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

                                  X  Yes     No
                                 ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of August 11, 1999
  Common Stock, $.02 par value                           12,356,440



                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                         (A Company in the Development Stage)
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)

         ASSETS                                                                June 30,             December 31,
                                                                                 1999                   1998
                                                                           ------------------    -------------------
CURRENT ASSETS:
   Cash and cash equivalents                                               $      1,353,590      $       2,480,083
   Accounts receivable                                                              312,468                494,484
   Unbilled receivables on contracts                                                   -                   142,414
   Inventories                                                                         -                     2,520
   Prepaid expenses and other                                                        51,507                 44,756
   Amounts due from related parties                                                  10,068                 24,808
                                                                           ------------------    -------------------
     Total current assets                                                         1,727,633              3,189,065
                                                                           ------------------    -------------------

PROPERTY AND EQUIPMENT, at cost:
   Manufacturing molds                                                              474,633                474,633
   Office furnishings and fixtures                                                  549,966                531,215
   Assembly and manufacturing equipment                                             339,356                339,356
   Leasehold improvements                                                           132,326                132,326
   Construction-in-progress                                                         142,600                152,599
                                                                           ------------------    -------------------
                                                                                  1,638,881              1,630,129
   Less accumulated depreciation and amortization                                  (576,700)              (442,331)
                                                                           ------------------    -------------------
     Net property and equipment                                                   1,062,181              1,187,798
                                                                           ------------------    -------------------

OTHER ASSETS                                                                         37,624                 39,680
                                                                           ==================    ===================
                                                                           $      2,827,438      $       4,416,543
                                                                           ==================    ===================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                        $         39,854      $          17,238
   Accrued liabilities                                                              242,441                322,765
                                                                           ------------------    -------------------
     Total current liabilities                                                      282,295                340,003
                                                                           ------------------    -------------------

DEFERRED ROYALTY REVENUES                                                              -                 3,750,000
                                                                           ------------------    -------------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 5,000,000 shares authorized,
       no shares outstanding                                                           -                      -
   Common stock, $.02 par value; 50,000,000 shares authorized,
     12,356,440 shares outstanding                                                  247,129                247,129
   Common stock subscriptions receivable                                           (125,800)              (200,200)
   Additional paid-in capital                                                    14,885,499             14,788,373
   Series D warrants to purchase common stock                                     1,954,452              1,954,452
   Deficit accumulated during the development stage                             (14,375,937)           (16,423,014)
   Deferred consulting expense                                                      (40,200)               (40,200)
                                                                           ------------------    -------------------
     Total stockholders' equity                                                   2,545,143                326,540
                                                                           ------------------    -------------------
                                                                           $      2,827,438      $       4,416,543
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




                                                                   Three Months Ended                   Period from
                                                        -----------------------------------------       Inception to
                                                            June 30,               June 30,               June 30,
                                                              1999                   1998                   1999
                                                        ------------------    -------------------    -------------------

REVENUES:
   Net product sales                                    $          -          $             269      $         748,228
   Development fees                                              226,133                281,212              2,058,243
   License fees                                                3,750,000                  -                  3,750,000
                                                        ------------------    -------------------    -------------------
     Total revenues                                            3,976,133                281,481              6,556,471
                                                        ------------------    -------------------    -------------------

COST OF REVENUES:
   Cost of product sales                                           -                        215                536,002
   Cost of development fees                                      184,283                224,969              1,453,150
                                                        ------------------    -------------------    -------------------
     Total cost of revenues                                      184,283                225,184              1,989,152
                                                        ------------------    -------------------    -------------------

   Gross margin                                                3,791,850                 56,297              4,567,319
                                                        ------------------    -------------------    -------------------

OPERATING EXPENSES:
   Selling, general and administrative                           862,091                612,092             13,417,347
   Research and development                                      134,883                432,714              4,849,505
   Write-off of operating assets                                   6,268                  -                  1,181,063
                                                        ------------------    -------------------    -------------------

     Total operating expenses                                  1,003,242              1,044,806             19,447,915
                                                        ------------------    -------------------    -------------------

INCOME (LOSS) FROM OPERATIONS                                  2,788,608               (988,509)           (14,880,596)
                                                        ------------------    -------------------    -------------------
OTHER INCOME (EXPENSE):
   Interest income                                                15,151                 65,556                504,013
   Interest expense                                                -                      -                    (23,658)
   Other income                                                    1,132                    243                 52,473
                                                        ------------------    -------------------    -------------------

     Total other income, net                                      16,283                 65,799                532,828
                                                        ------------------    -------------------    -------------------

NET INCOME (LOSS)                                              2,804,891               (922,710)           (14,347,768)
LESS PREFERENCE STOCK DIVIDENDS                                    -                      -                    (28,169)
                                                        ------------------    -------------------    -------------------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES           $      2,804,891      $        (922,710)     $     (14,375,937)
                                                        ==================    ===================    ===================

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON
   SHARE                                                $            .23      $            (.08)
                                                        ==================    ===================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                                12,366,972             12,271,440
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



                                                                    Six Months Ended                    Period from
                                                        -----------------------------------------       Inception to
                                                            June 30,               June 30,               June 30,
                                                              1999                   1998                   1999
                                                        ------------------    -------------------    -------------------
REVENUES:
   Net product sales                                    $          -          $           8,946      $         748,228
   Development fees                                              779,309                518,643              2,058,243
   License fees                                                3,750,000                  -                  3,750,000
                                                        ------------------    -------------------    -------------------
     Total revenues                                            4,529,309                527,589              6,556,471
                                                        ------------------    -------------------    -------------------

COST OF REVENUES:
   Cost of product sales                                           -                      7,200                536,002
   Cost of development fees                                      630,004                414,914              1,453,150
                                                        ------------------    -------------------    -------------------
     Total cost of revenues                                      630,004                422,114              1,989,152
                                                        ------------------    -------------------    -------------------

   Gross margin                                                3,899,305                105,475              4,567,319
                                                        ------------------    -------------------    -------------------

OPERATING EXPENSES:
   Selling, general and administrative                         1,501,476              1,217,431             13,417,347
   Research and development                                      388,825                666,677              4,849,505
   Write-off of operating assets                                   6,268                  -                  1,181,063
                                                        ------------------    -------------------    -------------------

     Total operating expenses                                  1,896,569              1,884,108             19,447,915
                                                        ------------------    -------------------    -------------------

INCOME (LOSS) FROM OPERATIONS                                  2,002,736             (1,778,633)           (14,880,596)
                                                        ------------------    -------------------    -------------------
OTHER INCOME (EXPENSE):
   Interest income                                                42,124                110,133                504,013
   Interest expense                                                -                      -                    (23,658)
   Other income                                                    2,217                  4,298                 52,473
                                                        ------------------    -------------------    -------------------

     Total other income, net                                      44,341                114,431                532,828
                                                        ------------------    -------------------    -------------------

NET INCOME (LOSS)                                              2,047,077             (1,664,202)           (14,347,768)
LESS PREFERENCE STOCK DIVIDENDS                                    -                     -                     (28,169)
                                                        ------------------    -------------------    ===================
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES
                                                        $      2,047,077      $      (1,664,202)     $     (14,375,937)
                                                                                                     ===================
                                                        ==================    ===================

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON
   SHARE                                                $            .17      $            (.14)
                                                        ==================    ===================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                                12,367,380             11,952,575
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

                                   Increase (Decrease) in Cash and Cash Equivalents

                                                                        Six Months Ended
                                                               -----------------------------------      Period from
                                                                                                        Inception to
                                                                  June 30,            June 30,            June 30,
                                                                    1999                1998                1999
                                                               ----------------    ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $    2,047,077      $   (1,664,202)    $ (14,347,768)
   Adjustments  to  reconcile  net income  (loss)
    to net cash used in  operating activities:
     Depreciation and amortization                                    136,425             122,633         1,094,398
     Common stock issued for services                                    -                   -              231,000
     Noncash consulting and consulting expense                         97,126               7,200           361,626
     Loss on disposition of assets                                      8,268               3,535         1,184,354
     Changes in operating assets and liabilities:
       Accounts receivable                                            182,016            (306,176)         (312,468)
       Unbilled receivables on contracts                              142,414                -                 -
       Inventories                                                      2,520              (4,682)             -
       Prepaid expenses and other                                      (6,751)            (95,927)          (51,507)
       Amounts due from related parties                                14,740              (2,054)          (10,068)
       Other assets                                                      -                (26,000)          (27,000)
       Accounts payable                                                22,616            (167,536)           39,854
       Accrued liabilities                                            (80,324)               -              242,441
       Amounts due to related parties                                    -               (127,195)             -
       Deferred royalty revenues                                   (3,750,000)          2,000,000              -
                                                               ----------------    ----------------    --------------
         Net cash used in operating activities                     (1,183,873)           (260,404)      (11,595,138)
                                                               ----------------    ----------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                 (17,020)           (404,270)       (2,899,928)
   Purchase of short-term investments                                    -             (3,967,351)         (356,146)
   Purchase of patents and intellectual property                         -                   -                4,517
                                                               ----------------    ----------------    --------------
         Net cash used in investing activities                        (17,020)         (4,371,621)       (3,251,557)
                                                               ----------------    ----------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                -              2,555,359        12,487,801
   Proceeds from issuance of common stock warrants                       -              1,078,800         1,777,952
   Proceeds from collection of stock subscriptions                     74,400               4,500           413,700
   Proceeds from issuance of preferred stock                             -                   -            1,164,001
   Proceeds from issuance of redeemable
     preference stock                                                    -                   -              240,000
   Payments on redeemable preference stock
     and dividends                                                       -                   -             (268,169)
   Net borrowings on stockholder loans                                   -                   -              385,000
                                                               ----------------    ----------------    --------------
         Net cash provided by financing activities                     74,400           3,638,659        16,200,285
                                                               ----------------    ----------------    --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                   (1,126,493)           (993,366)        1,353,590
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                                    2,480,083           1,441,556              -
                                                               ================    ================    ==============
CASH AND CASH EQUIVALENTS AT END OF PERIOD
                                                               $    1,353,590      $      448,190      $  1,353,590
                                                               ================    ================    ==============

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the operating results that may result for the year ending December 31, 1999. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its December 31, 1998 Annual Report on Form 10-K.

(2)      Basic and Diluted Net Income (Loss) Per Common Share

         Net loss per common share is based on the weighted average number of common shares outstanding. Stock options, warrants and preferred shares prior to conversion are not included in the calculation of net loss per common share because their inclusion would be antidilutive, thereby reducing the net loss per common share. Therefore, there is no difference between basic and diluted net loss per common share for periods presented in which the Company incurs net losses. Basic and diluted net income per common share are equivalent for the three and six months ended June 30, 1999 due to the minimal impact from outstanding options and warrants. The Company has common stock options and warrants outstanding at June 30, 1999 that, if exercised, would result in the issuance of an additional 6,086,287 shares of common stock.

(3)      Reclassifications

         Certain   reclassifications  have  been  made  in  the  prior  period's consolidated financial statements to conform to the current period presentation.

(4)      Cash Equivalents

         Cash equivalents at June 30, 1999 include an investment in commercial paper having a maturity date of August 6, 1999 with an interest rate of 5.00%. The Company held this investment until maturity.

(5)      Litigation Settlement

       In April 1997, the Company entered into an agreement with Leerink Swann & Company ("Leerink"), whereby Leerink agreed to assist the Company in raising funds in a private placement of equity securities. Sufficient funding was deposited into escrow to hold an initial closing, but the closing did not occur. Leerink alleged that the Company refused to close on the placement. The Company alleged that the closing did not occur because Leerink, as a condition precedent to closing, made certain pre-closing demands that went beyond the terms of the agreement and which demands Company management believes were not in the best interests of the Company or its stockholders. In August 1997, Leerink filed suit in the United States District Court for the District of Massachusetts alleging breach of contract, misrepresentation and violation of M.G.L. c.93A, ss.11. Leerink sought compensatory damages exceeding $230,000, warrants to purchase 113,251 shares of the Company's Common Stock, treble damages and reasonable attorneys' fees and costs. In October 1997, the Company filed a counterclaim alleging breach of contract and violation of M.G.L. c.93A, ss.11. The Company sought in excess of $60,000 in money damages, treble damages, reasonable attorneys' fees and costs. In July 1999, the parties entered into a Settlement Agreement and General Release of Claims whereby the Company paid Leerink $140,000 and all claims relating to the lawsuit were released and the lawsuit was dismissed. The Company entered into the Settlement Agreement in order to minimize the ongoing cost and expenses relating to the litigation as well as the disruption to its business.

(6)      Amended Becton Dickinson Agreement

         The Company previously entered into a license agreement (the "License Agreement") with Becton Dickinson and Company Infusion Therapy Division ("BDIT"). Pursuant to the terms of the License Agreement, BDIT made payments of $3,750,000 for advanced royalties for sales of product. In June 1999, BDIT and the Company amended the License Agreement. The amendment provides that the $3,750,000 previously paid by BDIT to the Company will not be credited against future earned royalties and the Company will have no further obligation of any kind to BDIT with respect to these payments. Additionally, the Company agreed to defer BDIT's exclusivity related minimum royalty obligations from BDIT's fiscal 2002 to its fiscal 2004. Accordingly, the $3,750,000 of deferred royalty revenue was recognized as revenue during the quarter ended June 30, 1999.

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

Overview

         From its inception, the Company has incurred losses from operations. As of June 30, 1999, the Company had cumulative net losses applicable to common shares totaling $14,276,291. To date, the Company's principal focus has been the design, development, testing, and evaluation of its Safety Cradle(R) sharps containers, safety lancets, safety needle technologies, intravenous flow gauge, blood collection devices, and other safety medical products, and the design and development of various molds and production processes.

Financial Position

         The Company had $1,353,590 in cash and cash equivalents as of June 30, 1999. This represents a decrease of $1,126,493 from December 31, 1998. Working capital as of June 30, 1999, decreased to $1,445,338 as compared to $2,849,062 at December 31, 1998. These decreases were largely due to ongoing selling, general and administrative costs and research and development expenditures with no product sales and minimal margins on development fees. There were no proceeds from equity or other financing sources during the quarter ended June 30, 1999.

Three and Six Months Ended June 30, 1999 and 1998

         During the three and six months ended June 30, 1999, the Company had total revenues of $3,976,133 and $4,529,309, respectively, comprised of development fees under the Development and License Agreement (the "JJM Agreement") with Johnson & Johnson Medical, Inc. ("JJM") and license fees from the license agreement (the "License Agreement") with Becton Dickinson and Company Infusion Therapy Division ("BDIT"), which arrangements are discussed below. This is compared to total revenues of $281,481 and $527,589 for the comparable periods from the prior year, comprised primarily of development fees under the JJM Agreement and minimal product sales. As discussed below, the Company will look to several other products, development and strategic arrangements for future revenues.

         The JJM Agreement provides that the Company and JJM will seek to commercialize two products using safety medical needle technology. The JJM Agreement provides for monthly development payments by JJM, sharing of field related patent costs, the possibility of payments for initial periods of low volume manufacturing, an ongoing royalty stream and a JJM investment in molds, assembly equipment and other capital costs related to commercialization of each product. The JJM Agreement also provides for an ongoing joint cooperative program between the Company and JJM which derives future funding directly from sales of Company created products, the possibility of low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which are jointly approved for development. The Company anticipates that JJM will perform substantially all of the manufacturing under the JJM Agreement during 1999. The Company and JJM also reached arrangements whereby they are pursuing development and commercialization of four additional products under their joint cooperative program. The Company anticipates that sales of at least one product under the JJM Agreement will begin in 1999. There is no assurance that the Company will realize revenues under the JJM Agreement or that any of these products will be launched as anticipated.

     The Company has also entered into the License Agreement that relates to a single application of the Company's ExtreSafe(R) safety needle technology (the "Technology"). Pursuant to the terms of the License Agreement, BDIT made payments of $4,000,000 to the Company. Of these total payments, $3,750,000 was for advanced royalties for sales of product and $250,000 was for a product development fee. In June 1999, BDIT and the Company amended the License Agreement. The amendment provides that the $3,750,000 previously paid by BDIT to the Company will not be credited against future earned royalties and the Company will have no further obligation of any kind to BDIT with respect to these payments. Additionally, the Company agreed to defer BDIT's exclusivity related minimum royalty obligations from BDIT's fiscal 2002 to its fiscal 2004. Accordingly, the $3,750,000 of deferred royalty revenue was recognized as revenue during the quarter ended June 30, 1999. The Company will not be manufacturing product in connection with the License Agreement.

         BDIT previously told the Company that it expected to begin selling the product that is the subject of the License Agreement at various times. BDIT has now indicated that it is unsure if or when product will be introduced and sold in the market under the License Agreement. There is no assurance that the Company will realize additional revenues under the License Agreement or that product will be introduced or sold in the market under the License Agreement.

         Research and development ("R&D") expenses were $134,883 and $388,825 for the three and six months ended June 30, 1999, respectively, compared with $432,714 and $666,677 for the comparable periods from the prior year. The Company's R&D efforts during the three month period ended June 30, 1999, focused on development of several additional products utilizing the Company's medical safety needle technologies. The Company's R&D efforts during the three and six month periods ended June 30, 1998, focused on development of several products utilizing the Company's medical safety needle technologies and continued development work on a filmless digitized imaging technology (which was performed by Quantum Imaging Corporation, but was funded by the Company). The decreases in R&D expenses resulted primarily from an reduction in the development activities with respect to the filmless digitized imaging technology.

         Selling, general and administrative expenses were $862,091 and $1,501,476 for the three and six months ended June 30, 1999, compared with $612,092 and $1,217,431 for the comparable periods from the prior year. The increase resulted mainly from an increase in the costs associated with exploring new product arrangements, an increase in the cost of the Company's leased facilities and the costs associated with the settlement of the Leerink Swann litigation.

         Interest and other income was $16,283 and $44,341 for the three and six months ended June 30, 1999, compared with $65,799 and $114,431 for the comparable periods from the prior year. The decreases resulted primarily from reductions in interest income earned on funds on deposit and short-term interest bearing investments. As funds on deposit and interest bearing short-term investments have decreased so has the related interest income. Unless the Company generates additional cash through product sales or financings, interest income during the remainder of 1999 will decrease as funds on deposit and interest bearing short-term investments are reduced.

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of equity securities, license and development fees and proceeds from the exercise of common stock options. The Company generated $16,200,285 in net proceeds through financing activities from inception through June 30, 1999. The Company used net cash for operating activities of $1,183,873 for the six months ended June 30, 1999. As of June 30, 1999, the Company's current liabilities totaled $282,295. The Company had working capital as of June 30, 1999 of $1,445,338. During the quarter ended June 30, 1999, $74,400 of the subscriptions receivable were collected. The Company anticipates collecting the remainder of the subscriptions receivable in the near future.

         The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development and bring the safety medical needle products, intravenous flow gauge, blood collection devices and other products to commercial viability, and the level of sales of and marketing costs for the Safety Cradle(R) sharps containers, safety lancets and other products. At June 30, 1999, the Company had not committed any funds for capital expenditures. The Company believes that existing funds, development fees from JJM under the JJM Agreement, license revenues and funds generated from sales of products and non-core technologies, will be sufficient to support the Company's operations and planned capital expenditures through at least the end of 1999.

         The Company estimates that it will need at least $3,000,000 in additional funding in 2000 to execute its business plan. The Company anticipates that it will generate such funding through license fees, royalties, net development fees, product sales and from the sale of non-core technologies. If these activities do not generate sufficient funding for 2000, the Company may seek additional funding through the sale of its securities. The Company has no contractual arrangements that guarantee that the Company will have adequate funding during 2000 and there can be no assurance that additional funding will be available on commercially reasonable terms or at all. Any inability to obtain additional funding when needed will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

         In June 1998, the Company entered into an Option to Purchase Agreement (the "Option Agreement") with the University of Texas System to purchase certain patents and related technology, research and development for a total purchase price of $2,400,000. In accordance with the Option Agreement, a $240,000 non-refundable payment was made in July 1998 with the balance of $2,160,000 to be paid within 30 days of the exercise of the purchase option. The Company retained the exclusive right to exercise the option and acquire the patents and related technology for a period of one year from the date of the execution of the Option Agreement, or within 14 days of notification of successful completion of animal toxicity studies. The Company received notice of successful completion of the toxicity studies in February 1999 and subsequently entered into three amendments to the Option Agreement resulting in extensions of the exercise period through August 23, 1999 in exchange for payments totaling $140,000. The Company has been reimbursed for a portion of these fees from a third party who is interested in acquiring the technology from the Company upon exercise of the option. The Company is not in a position to exercise the option and the third party is not prepared to complete the acquisition at this time. Although negotiations are continuing with respect to the exercise of the option, there can be no assurance that an extension will be granted or, if granted, that it will be on a commercially reasonable basis.

Nasdaq Small-Cap Market Quotation

         The Company's common stock is currently traded on the Nasdaq SmallCap Market System. On April 1, 1999, management of the Company appeared before a Nasdaq Listing Qualifications Panel (the "Panel"). This hearing resulted from the Company's failure to comply with the net tangible assets/market capitalization/net income and bid price requirements. Under such requirements a company is required to have (i) $2 million in net tangible assets, a market capitalization of $35 million or annual net income of $500,000 and (ii) a minimum bid price of at least $1 per share to be listed on the SmallCap Market.

         On June 21, 1999, the Company was advised that the Panel determined to continue the listing of the Common Stock on the SmallCap Market subject to certain conditions. These conditions included the requirement that on or before August 16, 1999 the Company make a public filing with the Securities and Exchange Commission and Nasdaq evidencing a specified level of net tangible assets and a closing bid price of at least $1.00 per share. While the Company is attempting to bring itself into compliance, there is no assurance that the Company will have the required level of net tangible assets or minimum closing bid price by such date. In the event of delisting or suspension, trading, if any, in the Company's securities would be expected to be conducted in the over-the-counter market in what is commonly referred to as the "Electronic Bulletin Board." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's securities. The loss of continued price quotations as provided by the Nasdaq System could also cause a decline in the price of the Common Stock, a loss of news coverage of the Company and difficulty in obtaining subsequent financing.

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

The Company's principal computer systems (including the embedded microprocessor systems) have been purchased since December 31, 1996, and the vendors supplying such systems have generally represented that such systems are Year 2000 compliant. The software utilized by the Company is generally standard "off the shelf" software, typically available from a number of vendors. The Company is verifying with its software vendors that the services and products provided are, or will be, Year 2000 compliant. Subject to such verification, the Company believes that its computer systems and software is Year 2000 compliant in all material respects. The Company estimates that the cost to redevelop, replace or repair its technology that is not Year 2000 compliant will not be material. The Company is not using any independent verification or validation procedures. There can be no assurance, however, that its systems or programs are or will be Year 2000 compliant and that the failure of those systems would not have a material adverse impact on the Company's business and operations.

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

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, changes in the regulation of safety health care products, and other risks. Furthermore, manufacturing delays may result from additional mold redesigns or delays may result from the failure to timely obtain FDA approval to sell future products. In addition, sales and other revenues may not commence as anticipated due to delays from the Company's licensing partners or otherwise. If and when product sales commence, sales may not reach the levels anticipated. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected. Please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and specifically the discussion under "Other Factors" that is found in the Company's Annual Report on Form 10-K for the period ended December 31, 1998, for more details.

         Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

          In April 1997, the Company entered into an agreement with Leerink Swann & Company ("Leerink"), whereby Leerink agreed to assist the Company in raising funds in a private placement of equity securities. Sufficient funding was deposited into escrow to hold an initial closing, but the closing did not occur. Leerink alleges that the Company refused to close on the placement. The Company alleges that the closing did not occur because Leerink, as a condition precedent to closing, made certain pre-closing demands that went beyond the terms of the agreement and which demands Company management believes were not in the best interests of the Company or its stockholders. In August 1997, Leerink filed suit in the United States District Court for the District of Massachusetts alleging breach of contract, misrepresentation and violation of M.G.L. c.93A, ss.11. Leerink sought compensatory damages exceeding $230,000, warrants to purchase 113,251 shares of the Company's Common Stock, treble damages and reasonable attorneys' fees and costs. In October 1997, the Company filed a counterclaim alleging breach of contract and violation of M.G.L. c.93A, ss.11. The Company sought in excess of $60,000 in money damages, treble damages, reasonable attorneys' fees and costs. In July 1999, the parties entered into a Settlement Agreement and General Release of Claims whereby the Company paid Leerink $140,000 and all claims relating to the lawsuit were released and the lawsuit was dismissed. The Company entered into the Settlement Agreement in order to minimize the ongoing cost and expenses relating to the litigation as well as the disruption to its business.

Item 2. Changes in Securities.

         None.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Securityholders.

         None.

Item 5. Other Information.

         In October 1995, the Company entered into a joint venture with Zerbec, Inc. ("Zerbec"), whereby Quantum Imaging Corporation ("QIC") was organized to develop, manufacture, distribute and market products and technologies using a patented, solid state, filmless digitized imaging technology. The Company currently owns approximately 17 percent of the outstanding common stock of QIC. The filmless digitized imaging technology involves a method of directly producing an electrical signal from an image recorded on an x-ray plate. The signal is instantly digitized and stored on a CD-ROM and the same x-ray plate is then available for subsequent procedures. The filmless digitized imaging technology eliminates film as the x-ray image recording medium and enables x-ray images to be translated to a CD-ROM format to simplify their storage, retrieval and handling. The Company believes that QIC's filmless digitized imaging technology can improve the way in which x-ray images are obtained, interpreted and stored, while also providing clearer images having higher resolutions that are more easily interpreted than x-ray films. Furthermore, the Company believes that this technology could be applicable for use in x-ray facilities in mobile medical emergency units. To date, this application is not in use due in part to the necessity of carrying chemical handling equipment required for film processing.

     QIC does not have the funding to continue to develop the technology. It has been seeking funding from several parties, but it does not have any funding commitments. There can be no assurance that QIC will secure adequate funding to continue development, or that if obtained, that such funding will be on commercially reasonable terms.

Item 6. Exhibits and Reports on Form 8-K.

         (a)
                                INDEX TO EXHIBITS

 EXHIBIT NO.                               DESCRIPTION OF EXHIBIT


  3(i).1 Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(i).1 of the Company's current report on Form 8-K, dated July 28,
                        1995)

  3(i).2 Certificate of Amendment of Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(i).2 of the Company's Form 10-K, dated December 31,
                        1996).

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

  27.1                  Financial Data Schedule

         (b)      Reports on Form 8-K:

                   One report, dated June 7, 1999, was filed during the quarter ended June 30, 1999 reporting the amendment to the License Agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.




Date: 8/11/99                   By /s/ David A. Robinson
                                   ---------------------------------------------
                                    David A. Robinson
                                    President, Chief Executive Officer, Director




Date: 8/11/99                   By /s/ Charles D. Roe
                                   ---------------------------------------------
                                    Charles D. Roe
                                    Chief Financial Officer