Form 10-Q
period 1999-09-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 1999-11-15
CIK 790228

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999

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

                                 X  Yes      No
                               ----     ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                   Outstanding as of November 10, 1999
               -----                   -----------------------------------
   Common Stock, $.02 par value                     12,356,440


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
         ASSETS                                                              September 30,          December 31,
                                                                                 1999                   1998
                                                                           ------------------    -------------------
CURRENT ASSETS:
   Cash and cash equivalents                                               $        581,649      $       2,480,083
   Accounts receivable                                                              220,368                494,484
   Unbilled receivables on contracts                                                   -                   142,414
   Inventories                                                                         -                     2,520
   Prepaid expenses and other                                                        40,142                 44,756
   Amounts due from related parties                                                  11,859                 24,808
                                                                           ------------------    -------------------
     Total current assets                                                           854,018              3,189,065
                                                                           ------------------    -------------------

PROPERTY AND EQUIPMENT, at cost:
   Manufacturing molds                                                              474,633                474,633
   Office furnishings and fixtures                                                  552,882                531,215
   Assembly and manufacturing equipment                                             339,356                339,356
   Leasehold improvements                                                           132,326                132,326
   Automated assembly equipment                                                     142,600                152,599
                                                                           ------------------    -------------------
                                                                                  1,641,797              1,630,129
   Less accumulated depreciation and amortization                                  (644,542)              (442,331)
                                                                           ------------------    -------------------
     Net property and equipment                                                     997,255              1,187,798
                                                                           ------------------    -------------------

OTHER ASSETS                                                                         36,596                 39,680
                                                                           ------------------    -------------------
                                                                           $      1,887,869      $       4,416,543
                                                                           ==================    ===================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                        $          8,723      $          17,238
   Accrued liabilities                                                              101,734                322,765
                                                                           ------------------    -------------------
     Total current liabilities                                                      110,457                340,003
                                                                           ------------------    -------------------

DEFERRED ROYALTY REVENUES                                                              -                 3,750,000
                                                                           ------------------    -------------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 5,000,000 shares authorized,
       no shares outstanding                                                           -                      -
   Common stock, $.02 par value; 50,000,000 shares authorized,
     12,356,440 shares outstanding                                                  247,129                247,129
   Common stock subscriptions receivable                                           (125,800)              (200,200)
   Additional paid-in capital                                                    14,885,499             14,788,373
   Series D warrants to purchase common stock                                     1,954,452              1,954,452
   Deficit accumulated during the development stage                             (15,143,668)           (16,423,014)
   Deferred consulting expense                                                      (40,200)               (40,200)
                                                                           ------------------    -------------------
     Total stockholders' equity                                                   1,777,412                326,540
                                                                           ------------------    -------------------
                                                                           $      1,887,869      $       4,416,543
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


                                                                   Three Months Ended                   Period from
                                                        -----------------------------------------       Inception to
                                                          September 30,         September 30,          September 30,
                                                              1999                   1998                   1999
                                                        ------------------    -------------------    -------------------
REVENUES:
   Net product sales                                    $           -         $           1,144      $         748,228
   Development fees                                              170,282                249,882              2,228,525
   License fees                                                     -                      -                 3,750,000
                                                        ------------------    -------------------    -------------------
     Total revenues                                              170,282                251,026              6,726,753
                                                        ------------------    -------------------    -------------------

COST OF REVENUES:
   Cost of product sales                                            -                       915                536,002
   Cost of development fees                                      140,451                199,906              1,593,601
                                                        ------------------    -------------------    -------------------
     Total cost of revenues                                      140,451                200,821              2,129,603
                                                        ------------------    -------------------    -------------------

     Gross margin                                                 29,831                 50,205              4,597,150
                                                        ------------------    -------------------    -------------------

OPERATING EXPENSES:
   Selling, general and administrative                           635,691                804,533             14,053,038
   Research and development                                      173,604                205,600              5,023,109
   Write-off of operating assets                                    -                      -                 1,181,063
                                                        ------------------    -------------------    -------------------

     Total operating expenses                                    809,295              1,010,133             20,257,210
                                                        ------------------    -------------------    -------------------

LOSS FROM OPERATIONS                                            (779,464)              (959,928)           (15,660,060)
                                                        ------------------    -------------------    -------------------

OTHER INCOME (EXPENSE):
   Interest income                                                11,200                 55,384                515,213
   Interest expense                                                 -                      -                   (23,658)
   Other income                                                      533                    809                 53,006
                                                        ------------------    -------------------    -------------------

     Total other income, net                                      11,733                 56,193                544,561
                                                        ------------------    -------------------    -------------------

NET LOSS                                                        (767,731)              (903,735)           (15,115,499)
LESS PREFERENCE STOCK DIVIDENDS                                     -                      -                   (28,169)
                                                        ------------------    -------------------    -------------------
NET LOSS APPLICABLE TO COMMON   SHARES
                                                        $       (767,731)     $        (903,735)     $     (15,143,668)
                                                        ==================    ===================    ===================

BASIC AND DILUTED NET LOSS PER COMMON SHARE
                                                        $           (.06)     $             (.07)
                                                        ==================    ===================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
                                                              12,356,440             12,338,886
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


                                                                   Nine Months Ended                    Period from
                                                        -----------------------------------------       Inception to
                                                          September 30,         September 30,          September 30,
                                                              1999                   1998                   1999
                                                        ------------------    -------------------    -------------------
REVENUES:
   Net product sales                                    $           -         $          10,090      $         748,228
   Development fees                                              949,591                768,525              2,228,525
   License fees                                                3,750,000                   -                 3,750,000
                                                        ------------------    -------------------    -------------------
     Total revenues                                            4,699,591                778,615              6,726,753
                                                        ------------------    -------------------    -------------------

COST OF REVENUES:
   Cost of product sales                                            -                     8,115                536,002
   Cost of development fees                                      770,455                614,820              1,593,601
                                                        ------------------    -------------------    -------------------
     Total cost of revenues                                      770,455                622,935              2,129,603
                                                        ------------------    -------------------    -------------------

     Gross margin                                              3,929,136                155,680              4,597,150
                                                        ------------------    -------------------    -------------------

OPERATING EXPENSES:
   Selling, general and administrative                         2,137,167              2,021,964             14,053,038
   Research and development                                      562,429                872,277              5,023,109
   Write-off of operating assets                                   6,268                  -                  1,181,063
                                                        ------------------    -------------------    -------------------

     Total operating expenses                                  2,705,864              2,894,241             20,257,210
                                                        ------------------    -------------------    -------------------

INCOME (LOSS) FROM OPERATIONS                                  1,223,272             (2,738,561)           (15,660,060)
                                                        ------------------    -------------------    -------------------

OTHER INCOME (EXPENSE):
   Interest income                                                53,324                165,517                515,213
   Interest expense                                                 -                      -                   (23,658)
   Other income                                                    2,750                  5,107                 53,006
                                                        ------------------    -------------------    -------------------

     Total other income, net                                      56,074                170,624                544,561
                                                        ------------------    -------------------    -------------------

NET INCOME (LOSS)                                              1,279,346             (2,567,937)           (15,115,499)
LESS PREFERENCE STOCK DIVIDENDS                                     -                      -                   (28,169)
                                                        ------------------    -------------------    -------------------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES
                                                        $      1,279,346      $      (2,567,937)     $     (15,143,668)
                                                        ==================    ===================    ===================

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON
   SHARE                                                $           0.10      $            (.21)
                                                        ==================    ===================

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                                12,356,440             12,082,760
                                                        ==================    ===================

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                                12,365,910             12,082,760
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

                 Increase (Decrease) in Cash and Cash Equivalents


                                                                        Nine Months Ended                  Period from
                                                               -------------------------------------      Inception to
                                                                September 30,        September 30,        September 30,
                                                                     1999                1998                  1999
                                                               -----------------    ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $      1,279,346     $    (2,567,937)     $  (15,115,499)
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
     Depreciation and amortization                                      205,295             202,299           1,163,268
     Common stock issued for services                                      -                   -                231,000
     Noncash consulting expense                                          97,126               7,200             361,626
     Loss on disposition of assets                                        8,268               3,073           1,184,354
     Changes in operating assets and liabilities:
       Accounts receivable, net                                         274,116            (538,268)           (220,368)
       Unbilled receivables on contracts                                142,414                -                   -
       Inventories                                                        2,520              19,981                -
       Prepaid expenses and other                                         4,614             (17,373)            (40,142)
       Amounts due from related parties                                  12,949              (7,926)            (11,859)
       Other assets                                                        -                (27,000)            (27,000)
       Accounts payable                                                  (8,515)           (426,364)              8,723
       Accrued liabilities                                             (221,031)              3,942             101,734
       Amounts due to related parties                                     -                (127,195)               -
       Deferred royalty revenues                                     (3,750,000)          2,000,000                -
                                                               -----------------    ----------------     ----------------
         Net cash used in operating activities                       (1,952,898)         (1,475,568)        (12,364,163)
                                                               -----------------    ----------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (19,936)           (520,394)         (2,902,844)
   Purchase of short-term investments                                      -             (2,745,399)           (356,146)
   Proceeds from the sale of assets                                        -                   -                  4,517
                                                               -----------------    ----------------     ----------------
         Net cash used in investing activities                          (19,936)         (3,265,793)         (3,254,473)
                                                               -----------------    ----------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                  -              2,725,359          12,487,801
   Proceeds from issuance of common stock warrants                         -              1,078,800           1,777,952
   Proceeds from collection of stock subscriptions                       74,400               9,000             413,700
   Proceeds from issuance of preferred stock                               -                   -              1,164,001
   Proceeds from issuance of redeemable
     preference stock                                                      -                   -                240,000
   Payments on redeemable preference stock
     and dividends                                                         -                   -               (268,169)
   Net borrowings on stockholder loans                                     -                   -                385,000
                                                               -----------------    ----------------     ----------------
         Net cash provided by financing activities                       74,400           3,813,159          16,200,285
                                                               -----------------    ----------------     ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                     (1,898,434)           (928,202)            581,649
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      2,480,083           1,441,556               -
                                                               -----------------    ----------------     ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD
                                                               $        581,649     $       513,354      $      581,649
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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the operating results that may result for the year ending December 31, 1999. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its December 31, 1998 Annual Report on Form 10-K.

(2)      Basic and Diluted Net Income (Loss) Per Common Share

         Net loss per common share is based on the weighted average number of common shares outstanding. Stock options, warrants and preferred shares prior to conversion are not included in the calculation of net loss per common share because their inclusion would be antidilutive, thereby reducing the net loss per common share. Therefore, there is no difference between basic and diluted net loss per common share for periods presented in which the Company incurs net losses. Basic and diluted net income per common share are equivalent for the nine months ended September 30, 1999 due to the minimal impact from outstanding options and warrants. The Company has common stock options and warrants outstanding at September 30, 1999 that, if exercised, would result in the issuance of an additional 6,052,287 shares of common stock.

(3)      Reclassifications

         Certain   reclassifications  have  been  made  in  the  prior  periods'
consolidated   financial   statements   to  conform  to  the  current   periods'
presentation.

(4)      Cash Equivalents

         Cash equivalents at September 30, 1999 include investments in commercial paper having maturity dates of October 8, 1999 and November 8, 1999 with interest rates of 5.05% and 5.13%, respectively. The Company held hese investments until maturity.

(5)      Subsequent Event

         In November 1999, the Company and Kendall Healthcare Products Company, a division of Tyco Healthcare Group LP ("Kendall") entered into a Development and License Agreement (the "Kendall Agreement") relating to one application of SHPI needle technology in the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement is subject to approval by the Boards of Directors of the two Companies. The Kendall Agreement provides for payment to the Company of $1,500,000 within ten days after Board approvals with another $1,000,000 upon the sale of commercial quantities of products in exchange for the Company assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related patents for one technology. The assignment of the patent rights to Kendall is subject to a preexisting license agreement and the retention by the Company of an exclusive, royalty free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for SHPI to receive development fees and ongoing royalties, including a $500,000 advance royalty payment upon the sale of commercial quantities of products. It is anticipated that Kendall will manufacture all products that are subject to the Kendall Agreement.

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

Overview

         From its inception, the Company has incurred losses from operations. As of September 30, 1999, the Company had cumulative net losses applicable to common shares totaling $15,143,668. To date, the Company's principal focus has been the design, development, testing and evaluation of its Safety Cradle(R) sharps containers, safety lancets, safety needle technologies, intravenous flow gauge, blood collection devices, and other safety medical products, and the design and development of various molds and production processes.

Financial Position

         The Company had $581,649 in cash and cash equivalents as of September 30, 1999. This represents a decrease of $1,898,434 from December 31, 1998. Working capital as of September 30, 1999, decreased to $743,561 as compared to $2,849,062 at December 31, 1998. These decreases were largely due to ongoing selling, general and administrative costs and research and development expenditures with no product sales and minimal margins on development fees. There were no proceeds from equity or other financing sources during the quarter ended September 30, 1999.

Three and Nine Months Ended September 30, 1999 and 1998

         During the three and nine months ended September 30, 1999, the Company had total revenues of $170,282 and $4,699,591, respectively, comprised of development fees under the Development and License Agreement (the "JJM Agreement") with Johnson & Johnson Medical, Inc. ("JJM") and license fees from the license agreement (the "License Agreement") with Becton Dickinson and Company Infusion Therapy Division ("BDIT"), which arrangements are discussed below. This is compared to total revenues of $251,026 and $778,615 for the comparable periods from the prior year, comprised primarily of development fees under the JJM Agreement and minimal product sales. As discussed below, the Company will look to several other products, development and strategic arrangements for future revenues.

         The JJM Agreement provides that the Company and JJM will seek to commercialize two products using safety medical needle technology. The JJM Agreement provides for monthly development payments by JJM, sharing of field related patent costs, the possibility of payments for initial periods of low volume manufacturing, an ongoing royalty stream and a JJM investment in molds, assembly equipment and other capital costs related to commercialization of each product. The JJM Agreement also provides for an ongoing joint cooperative program between the Company and JJM which derives future funding directly from sales of Company created products, the possibility of low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which are jointly approved for development. The Company anticipates that JJM will perform substantially all of the manufacturing under the JJM Agreement during 2000. The Company and JJM also reached arrangements whereby they are pursuing development and commercialization of four additional products under their joint cooperative program. No products will be released into the market under the JJM Agreement during 1999. The Company anticipates that sales of five products under the JJM Agreement will begin in the year 2000. There is no assurance that the Company will realize revenues under the JJM Agreement or that any of these products will be launched as anticipated.

         The Company also has entered into the License Agreement that relates to a single application of the Company's ExtreSafe(R) safety needle technology (the "Technology"). Pursuant to the terms of the License

Agreement, BDIT made payments of $4,000,000 to the Company. Of these total payments, $3,750,000 was for advanced royalties for sales of product and $250,000 was for a product development fee. In June 1999, BDIT and the Company amended the License Agreement. The amendment provides that the $3,750,000 previously paid by BDIT to the Company will not be credited against future earned royalties and the Company will have no further obligation of any kind to BDIT with respect to these payments. Additionally, the Company agreed to defer BDIT's exclusivity related minimum royalty obligations from BDIT's fiscal 2002 to its fiscal 2004. Accordingly, the $3,750,000 of deferred royalty revenue was recognized as revenue during the quarter ended June 30, 1999. The Company will not be manufacturing product in connection with the License Agreement.

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

         Research and development ("R&D") expenses were $173,604 and $562,429 for the three and nine months ended September 30, 1999, respectively, compared with $205,600 and $872,277 for the comparable periods from the prior year. The Company's R&D efforts during the three and nine month periods ended September 30, 1999, focused on development of several additional products utilizing the Company's medical safety needle technologies. The Company's R&D efforts during the three and nine month periods ended September 30, 1998, focused on development of several products utilizing the Company's medical safety needle technologies and continued development work on a filmless digitized imaging technology (which was performed by Quantum Imaging Corporation, but was funded by the Company). The decreases in R&D expenses resulted primarily from (i) a reduction in the development activities with respect to the filmless digitized imaging technology, (ii) the termination of two development employees, and (iii) a reduction in the use of outside consultants for development activities.

         Selling, general and administrative expenses were $635,691 and $2,137,167 for the three and nine months ended September 30, 1999, compared with $804,533 and $2,021,964 for the comparable periods from the prior year. The increase in the nine month period resulted mainly from an increase in the costs associated with exploring new product arrangements, an increase in the cost of the Company's leased facilities and the costs associated with the settlement of the Leerink Swann litigation. The decrease in the three month period resulted mainly from (i) the officers of the Company taking a combined thirty-three percent reduction in compensation, (ii) downsizing which resulted in the termination of two administrative employees, and (iii) reduction in financial advisory fees.

         Interest and other income was $11,733 and $56,074 for the three and nine months ended September 30, 1999, compared with $56,193 and $170,624 for the comparable periods from the prior year. The decreases resulted primarily from reductions in interest income earned on funds on deposit and short-term interest bearing investments. As funds on deposit and interest bearing short-term investments have decreased so has the related interest income.

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of equity securities, license and development fees and proceeds from the exercise of common stock options. The Company generated $16,200,285 in net proceeds through financing activities from inception through September 30, 1999. The Company used net cash for operating activities of $1,952,898 for the nine months ended September 30, 1999. As of September 30, 1999, the Company's current liabilities totaled $110,457. The Company had working capital as of September 30, 1999 of $743,561. During the nine months ended June 30, 1999, $74,400 of the subscriptions receivable were collected.

         The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development and bring the safety medical needle products, intravenous flow gauge, blood collection devices and other products to commercial viability, and the level of sales of and marketing costs for the Safety Cradle(R) sharps containers, safety lancets and other products. At September 30, 1999, the Company had not committed any funds for capital expenditures. The Company believes that existing funds, development fees from JJM under the JJM Agreement, license revenues and funds generated from sales of products and non-core technologies, will be sufficient to support the Company's operations and planned capital expenditures through at least the end of 1999.

         The Company estimates that it will need at least $3,000,000 in additional funding in 2000 to execute its business plan. The Company anticipates that it will generate such funding through license fees, royalties, net development fees, product sales and from the sale of non-core technologies. The Company has no plans to seek additional funding through the sale of its securities. The Company has no contractual arrangements that guarantee that the Company will have adequate funding during 2000 and there can be no assurance that additional funding will be available on commercially reasonable terms or at all. Any inability to obtain additional funding when needed will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

         In June 1998, the Company entered into an Option to Purchase Agreement (the "Option Agreement") with the University of Texas System to purchase certain patents and related technology, research and development for a total purchase price of $2,400,000. In accordance with the Option Agreement, a $240,000 non-refundable payment was made in July 1998 with the balance of $2,160,000 to be paid within 30 days of the exercise of the purchase option. The Company retained the exclusive right to exercise the option and acquire the patents and related technology for a period of one year from the date of the execution of the Option Agreement, or within 14 days of notification of successful completion of animal toxicity studies. The Company received notice of successful completion of the toxicity studies in February 1999 and subsequently entered into three amendments to the Option Agreement resulting in extensions of the exercise period through August 23, 1999 in exchange for payments totaling $140,000. The Company has been reimbursed for a portion of these fees from a third party who is interested in acquiring the technology from the Company upon exercise of the option. A fourth amendment to the Option Agreement was executed effective August 23, 1999, extending the exercise period for an additional nine months upon the payment of $25,000 per month. Upon execution of the amendment, a payment of $75,000 was made covering the initial three months of the extended exercise period. The same third party previously mentioned has committed to reimburse the Company in full for these extension payments. The Company is not in a position to exercise the option and the third party is not prepared to complete the acquisition at this time. Although negotiations are continuing with respect to the exercise of the option, there can be no assurance that an extension will be granted or, if granted, that it will be on a commercially reasonable basis.

         In November 1999, the Company and Kendall Healthcare Products Company, a division of Tyco Healthcare Group LP ("Kendall") entered into a Development and License Agreement (the "Kendall Agreement") relating to one application of SHPI needle technology in the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement is subject to approval by the Boards of Directors of the two Companies. The Kendall Agreement provides for payment to the Company of $1,500,000 within ten days after Board approvals with another $1,000,000 upon the sale of commercial quantities of products in exchange for the Company assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related patents for one technology. The assignment of the patent rights to Kendall is subject to a preexisting license agreement and the retention by the Company of an exclusive, royalty free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for SHPI to receive development fees and ongoing royalties, including a $500,000 advance royalty payment upon the sale of commercial quantities of products. It is anticipated that Kendall will manufacture all products that are subject to the Kendall Agreement. There is no assurance that the necessary Board of Director approvals will be obtained, that products will be launched as anticipated or that the Company will realize revenues under the Kendall Agreement.

Trading and Marketability of Common Stock

         In August 1999, the Company's common stock was suspended from trading on the Nasdaq SmallCap Market System as a result of the Company being unable to comply with the net tangible assets/market capitalization/net income and bid price requirements. Trading in the Company's securities is being conducted in the over-the-counter market in what is commonly referred to as the "Electronic" or "OTC Bulletin Board" or the "OTCBB". The OTCBB is a quotation medium for subscribing members (market makers) and is not an issuer listing service. OTCBB securities are traded by a community of market makers that enter quotes and trade reports through a closed computer network. There are no listing requirements or fees imposed on the Company other than the requirement to remain current in the Company's filings with the U.S. Securities and Exchange Commission. The OTCBB is not considered to be a securities exchange. It may now be more difficult for the Company to obtain news coverage and obtain coverage and the attention of the investment community.

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

         The Company's principal computer systems (including the embedded microprocessor systems) have been purchased since December 31, 1996, and the vendors supplying such systems have generally represented that such systems are Year 2000 compliant. The software utilized by the Company is generally standard "off the shelf" software, typically available from a number of vendors. The Company is verifying with its software vendors that the services and products provided are, or will be, Year 2000 compliant. Subject to such verification, the Company believes that its computer systems and software are Year 2000 compliant in all material respects. The Company estimates that the cost to redevelop, replace or repair its technology that is not Year 2000 compliant will not be material. The Company is not using any independent verification or validation procedures. There can be no assurance, however, that its systems or programs are or will be Year 2000 compliant and that the failure of those systems would not have a material adverse impact on the Company's business and operations.

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

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization and technology, changes in the regulation of safety health care products, and other risks. Furthermore, manufacturing delays may result from mold redesigns or delays may result from the failure to timely obtain FDA approval to sell future products. In addition, sales and other revenues may not commence as anticipated due to delays from the Company's licensing partners or otherwise. If and when product sales commence, sales may not reach the levels anticipated. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected. Please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and specifically the discussion under "Other Factors" that is found in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for more details.

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


                                         SPECIALIZED HEALTH PRODUCTS
                                         INTERNATIONAL, INC.



Date: 11/15/99                           By  /s/ David A. Robinson
                                            -----------------------------------
                                            David A. Robinson
                                            President, Chief Executive Officer,
                                            Director




Date: 11/15/99                           By  /s/ Charles D. Roe
                                            -----------------------------------
                                            Charles D. Roe
                                            Chief Financial Officer