Form 10KSB
period 1999-12-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2000-04-13
CIK 790228

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                            For the fiscal year ended
                                December 31, 1999

                             Commission file number
                                     0-26694

                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                             93-0945003
      (State or other jurisdiction of       (IRS Employer Identification No.)
              incorporation)

   585 West 500 South, Bountiful, Utah 84010           (801) 298-3360
   (Address of principal executive offices)     (Registrant's telephone number,
                                                     including area code)

           Securities registered pursuant to Section 12(g) of the Act:

          Title of each class         Name of each exchange on which registered
          -------------------         -----------------------------------------
     Common Stock, $.02 Par Value                     None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $4,850,947.

         The aggregate market value of the voting stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of April 12, 2000 was approximately $8,029,262.

                SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1999

                                     PART I

Item 1.    Description of Business ..........................................3
Item 2.    Description of Properties .......................................14
Item 3.    Legal Proceedings ...............................................14
Item 4.    Submission of Matters to a Vote of Security Holders .............14

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters ........15
Item 6.    Management's Discussion and Analysis or Plan of Operation .......16
Item 7.    Financial Statements ............................................23
Item 8.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure ........................................23

                                    PART III

Item 9.    Directors and Executive Officers of the Registrant ..............24
Item 10.   Executive Compensation ..........................................26
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management ......................................................29
Item 12.   Certain Relationships and Related Transactions ..................30
Item 13.   Exhibits and Reports on Form 8-K ................................31

PART I

Item 1. Description of Business

General

         Specialized Health Products International, Inc. through its wholly owned subsidiaries, Specialized Health Products, Inc., Safety Syringe Corporation, Specialized Cooperative Corporation and Iontophoretics Corporation (except where the context clearly indicates otherwise, these entities are collectively referred to as the "Company") is engaged principally in the development of cost-effective, disposable, proprietary healthcare products designed to reduce the incidence of accidental injury in the healthcare industry, and thus reduce the spread of disease. The Company has created a portfolio of proprietary healthcare products that are in various stages of pre-production, development and research. At present, the Company is focusing its resources and activities principally on completing development of products under current licensing and development arrangements, developing new safety medical device products and identifying marketing partners for the Company's safety medical needle products and concepts, sharps containers and other new safety medical devices. The Company's products are designed to reduce the risk of acquiring HIV/AIDS, hepatitis B and other blood-borne diseases through accidental needlesticks.

         In November 1999, the Company and Kendall Healthcare Products Company, a division of Tyco Healthcare Group LP ("Kendall") entered into a Development and License Agreement (the "Kendall Agreement") relating to one application of the Company's needle technology in the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The effective date of the Kendall Agreement was subject to certain approvals that were obtained on March 29, 2000. On April 12, 2000, the Company received a $1,500,000 payment less $35,044 representing the Company's share of certain patent filing costs. The Company will also receive an additional $1,000,000 upon the sale of commercial quantities of products in exchange for the Company assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related patents. The assignment of the patent rights to Kendall is subject to a preexisting license agreement and the retention by the Company of an exclusive, royalty free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for the Company to receive development fees and ongoing royalties, including a $500,000 advance royalty payment upon the sale of commercial quantities of products. It is anticipated that Kendall will manufacture all products that are subject to the Kendall Agreement. There can be no assurance that products will be launched as anticipated or that the Company will realize revenues under the Kendall Agreement.

         In December 1997, the Company entered into a Development and License Agreement (the "JJM Agreement") with Johnson & Johnson Medical, Inc. ("JJM") to commercialize two applications of the safety needle technology. The JJM Agreement provides that the Company and JJM will seek to commercialize two products using safety medical needle technology. The JJM Agreement provides for monthly development payments by JJM, sharing of field related patent costs, the possibility of payments for initial periods of low volume manufacturing, an ongoing royalty stream and a JJM investment in molds, assembly equipment and other capital costs related to commercialization of each product. The JJM Agreement also provides for an ongoing joint cooperative program between the Company and JJM which derives future funding directly from sales of Company created products, the possibility of low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which are jointly approved for development. The Company anticipates that JJM will perform substantially all of the manufacturing under the JJM Agreement during 2000. The Company and JJM also entered into arrangements whereby they are pursuing development and commercialization of four additional products.. The Company anticipates that the sale of one product under the JJM Agreement will begin in the year 2000 with additional products scheduled for introduction into the market in 2001. There is no assurance that the Company will realize revenues under the JJM Agreement or that any of these products will be launched as anticipated. All product introductions are scheduled and controlled by JJM.

         In May 1997, the Company entered into an agreement (the "BDIT License Agreement") with Becton Dickinson and Company Infusion Therapy Division ("BDIT") relating to a single application of the Company's ExtreSafe(R) safety needle technology (the "Technology"). Pursuant to the terms of the BDIT License Agreement, BDIT made payments of $4,000,000 to the Company. Of these total payments, $3,750,000 was for advanced royalties and $250,000 was for a product development fee. In June 1999, BDIT and the Company amended the BDIT License Agreement. The amendment provides that the $3,750,000 previously paid by BDIT to the Company will not be credited against future earned royalties and the Company will have no further obligation of any kind to BDIT with respect to these payments. Accordingly, the $3,750,000 of deferred royalty revenue was recognized as revenue during 1999. BDIT has exclusivity related minimum royalty obligations to the Company beginning in 2004. The Company will not be manufacturing product in connection with the BDIT License Agreement.

         BDIT previously told the Company at various times that it expected to begin selling the product that is the subject of the BDIT License Agreement. BDIT has indicated that it is unsure if or when product will be introduced and sold in the market under the BDIT License Agreement. BDIT has not provided the Company with current information regarding the market introduction of the product.

         The Company has an ongoing program for developing products using its ExtreSafe(R) medical needle technology and other medical needle technologies. These technologies allow a contaminated needle to be protected without exposure of the healthcare worker to the contaminated needle. Products under development that incorporate these safety medical needle technologies include phlebotomy devices, catheter inserters and several different syringe applications. Prototypes of the phlebotomy devices, catheter inserters and syringes have been completed. The Company is developing other medical safety devices.

Company Background

         Specialized Health Products, Inc. ("SHP"), a Utah corporation, was incorporated in November 1993. On July 28, 1995, SHP became a wholly owned subsidiary of Specialized Health Products International, Inc. ("SHPI" or
"Registrant"), a Delaware corporation, through a merger with a subsidiary of SHPI (the "Acquisition").

         The Registrant was incorporated as a Utah corporation in 1986. The Company's corporate domicile was changed to the State of Delaware, and its name was changed to Russco, Inc., effective December 20, 1990, by merger into a then newly created Delaware corporation. The Company had no operations until the date of the Acquisition. On that date the Company changed its name to "Specialized Health Products International, Inc." The persons serving as officers and directors of SHP immediately prior to the consummation of the Acquisition were elected to the same offices with SHPI and retained their positions as directors and officers of SHP. In addition, the outstanding securities of SHP became outstanding securities of SHPI. Prior to the Acquisition, neither SHP nor any affiliate of SHP had an ownership interest in Russco, Inc.

Products

         Sharps Containers

         SHP owns a patented sharps container system designed to reduce the risk of accidental needlesticks and exposure to contaminated needles, blades and instruments when disposing of such devices (the "Safety Cradle(R)" line). The self-closing Safety Cradle(R) sharps containers allow for the disposal of sharps in containers that incorporate a self-closing sharps containment flap and incorporate both a temporary and a permanent locking mechanism. Especially adapted for alternate site use (alternate sites include emergency vehicles, in-home and insurance testing), the Company's Safety Cradle(R) sharps containers provide convenience and safety for home healthcare and other portable applications. In addition, each of the Company's sharps containers is designed such that it can be used as a shipping container for the transport of medical products. The containers can then be readily converted at the user's site into safe and efficient sharps disposal containers. Made of polypropylene material, the Safety Cradle(R) sharps container's novel, single injection molded-part lid fits three sizes of containers, allowing the Company to offer products for a broad spectrum of sharps containment applications, especially alternate site use. In addition to molds for three sizes of Safety Cradle(R) sharps containers, the Company owns patents to a new single injected molded-part Safety Cradle(R) sharps container and a unimold wall mount sharps container as well as a method patent for sharps containers designed to be shipping containers for new medical devices being sent to customers. Each Safety Cradle(R) sharps container can then be utilized by the customer for sharps disposal.

         While the Company has entered into several marketing and distribution arrangements relating to its sharps container products in the past, such arrangements were not successful and no such arrangements are currently in effect. The Company is actively seeking to enter into distribution, marketing and/or licensing arrangements. The Company has been unsuccessful in entering into such an arrangement in the past and there can be no assurance that the Company will be successful in entering into such arrangements, or that if such arrangements are consummated that they will be on terms that are favorable to the Company.

Products Under Development

         General

         The Company currently has seven sharps container patents covering its Safety Cradle(R), unimold and transporter technologies. The Company also has two lancet patents and other patents in progress covering its single use safety lancet and undercut lancet technologies. As its primary focus, the Company has had sixteen patents granted which protect its safety needle technologies. These lancet and needle patents support the Company's fourteen technologies that provide the basis for a wide range of safety lancet and needle products. The following products are currently under development.

         Safety Lancets

         Lancets are small devices containing needles or blades used to penetrate the skin, usually a finger, to obtain a few drops of blood for analysis. Lancets are used by healthcare workers on patients and by individuals on themselves, such as by diabetics using insulin. The same safety concerns that exist with handling needles exist with the handling of lancets, because lancets become contaminated after coming into contact with blood.

         The Company has two disposable safety lancet patents. One patent is for a new single use safety lancet and the other is for a new undercut technology which yields good blood flow with a small skin incision. In the opinion of management, the blade and blade actuation mechanism of the Company's safety lancets have revolutionary designs. Management also believes that the safety lancet's undercut design makes it less painful than nail type lancets, although no formal comparison testing has been conducted. It is also noteworthy that the part of the lancet in contact with the patient's skin prior to lancing is sterile until contaminated by the procedure. The Company is currently developing one safety lancet device for the market.

         Safety Phlebotomy Devices

         The present method for drawing larger amounts of blood from patients for blood tests involves insertion of a needle, which is attached to a barrel, into a blood vessel. Blood is then obtained by way of vacuum pressure, most often into a small evacuated tube-like container inserted into the barrel. (The barrel is commonly known as a Vacutainer(R); Vacutainer(R) is not a trademark of the Company.) After blood is drawn, the needle is manually removed from the patient. While the healthcare worker continues attending to the patient, the Vacutainer(R), barrel and needle are often placed on a tray, bed, table or otherwise set aside. Afterward, the needle is usually unscrewed from the barrel and discarded into a sharps container, while the barrel is often used again with another patient (which increases the risk of cross contamination). The Company has applied five of its technologies to phlebotomy designs. These designs include safety needle retraction, automatic and manual safety needle retraction, needle shielding and rear needle protection. Two safety phlebotomy device products are currently being developed for market.

         Safety Steel Needles

         Generally, safety steel needle products are used for small needle access for fluid infusion and blood collection. Safety steel needle products are often referred to as winged infusion or blood collection devices. Commonly, those safety steel needle products currently commercially available require two hands to encase a needle after use. The Company has applied two of its technologies to safety steel needle product design. Both technologies permit single handed needle retraction. Two products are currently being developed for market, a blood collection device and a fluid infusion device.

         Safety Catheter Inserters

         Catheter inserters are devices that insert catheters into veins or other areas of the body using a catheter insertion needle to allow blood or other fluids to be removed from or delivered into the patient's body. Contemporary catheter use has problems similar to those faced in drawing blood. Inserting a catheter involves a percutaneous (i.e., through the skin) needlestick followed by threading the catheter over the needle into a patient's vein or artery. This method can be unsafe in two respects. First, when the needle is pulled out of the catheter, there is often a discharge of blood which could contaminate the healthcare worker. Second, inadvertent needlesticks can occur when the needle is withdrawn from the catheter because, in most instances, the needle is temporarily left exposed while the patient is tended to by the healthcare worker. The Company has applied three of its technologies to safety catheter inserters. These designs include safety needle retraction, automatic and manual safety needle retraction and needle shielding.

         Safety Syringes

         Another area where there is significant risk of needlesticks is in syringe use. Generally, use of a needle for a medical procedure involves removing a needle cap just prior to performing the procedure. In the past, medical personnel attempted to achieve protection from accidental needlesticks by replacing the needle cap after performing a procedure, but the volume of accidental needlesticks related to needle cap replacement resulted in such practice being prohibited. Medical personnel began using needles and syringes having sheaths which could be extended over the exposed needle after a procedure. The Company has applied seven of its technologies to safety syringes. These designs include safety needle retraction, automatic and manual safety needle retraction and needle shielding. The first of the Company's safety syringe products is currently being developed for market.

         Other Medical Safety Devices

         The Company has an ongoing program for developing additional medical safety devices including specialty needles. Such devices would include huber, biopsy, dental, apherisis, laparoscopy, opthalmic, epidural, spinal, radiology and cariology needles. The Company has applied five of its technologies to safety specialty needle devices. These designs include manual safety needle retraction and needle shielding.

         Filmless Digitized Imaging Technology

         In October 1995, SHP entered into a joint venture with Zerbec, Inc. ("Zerbec"), whereby Quantum Imaging Corporation ("QIC") was organized to develop, manufacture, distribute and market products and technologies using a patented, solid state, filmless digitized imaging technology. The Company currently owns approximately seventeen percent of the outstanding common stock of QIC.

         The filmless digitized imaging technology involves a method of directly producing an electrical signal from an image recorded on an x-ray plate. The signal is instantly digitized and stored on a CD-ROM and the same x-ray plate is then available for subsequent procedures. The filmless digitized imaging technology eliminates film as the x-ray image recording medium and enables x-ray images to be translated to a CD-ROM format to simplify their storage, retrieval and handling. The Company believes that QIC's filmless digitized imaging technology can improve the way in which x-ray images are obtained, interpreted and stored, while also providing clearer images having higher resolutions that are more easily interpreted than x-ray films. Furthermore, the Company believes that this technology could be applicable for use in x-ray facilities in mobile medical emergency units which has not been achieved to date in part because of the necessity of carrying chemical handling equipment required for film processing. Formal development of the filmless digitized imaging technology is pending QIC raising additional funding. QIC has no funding arrangements in place and there can be no assurance that funding will be available on reasonable terms, if at all.

Company Strategy

         The Company's primary objective is to establish itself as a leading developer of safety medical products. The Company will seek to accomplish this objective by capturing significant market share of targeted product segments, broadening existing product lines and developing new products and seeking additional market opportunities. To achieve these objectives, the Company expects to continue to focus on the following six types of arrangements.

         * Continue pursuing license/royalty agreements with large global medical product companies for high volume products in selected market areas. In such areas, large sales volumes require a substantial investment in molds, injection molding equipment and automated production equipment. While income from such agreements is generally royalty based, there is little or no cost of continuing company support.

         * Continue to pursue combined development/license/royalty agreements with global medical product companies for high volume products in selected market areas. Such agreements include joint development for a particular product and/or continuing development subsidized by a percentage of sales. This continuing development revenue is dedicated to production of future products resulting from continuing joint development with compounding royalty income.

         * Enter into joint venture arrangements, wherein the Company is responsible for the development of each safety product and the joint venture partner provides capital for manufacturing. In addition, the joint venture partner would be responsible for manufacturing, marketing and sales. Under this type of arrangement the parties would share profits on a predetermined basis.

         * Seek joint venture and original equipment manufacture (OEM) structures where the Company is responsible for development and the partner is responsible for funding and manufacturing. The Company would be responsible for marketing and sales to the OEM. In this situation the safety product can be sold to several OEM companies.

         * Manufacture, market and sell a selected group of safety devices in niche markets. Implementation of such a strategy depends upon cost and time of implementation, ease of distribution, and profitability being greater than any of the above listed options. In such niche markets the Company plans to perform low volume manufacturing and sell the safety products to medical product companies.

         * Sell all rights to products where income projections do not warrant any of the above options. In some cases the Company may seek to optimize the value of the safety product by developing the product and getting regulatory clearance prior to sale.

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

Marketing and Sales

         The Company employs a limited number of sales and marketing personnel. These individuals are principally involved in identifying and working with current and potential strategic partners and develping marketing and sales strategies. The Company is and will seek third parties to market and distribute its products in the United States and selected foreign countries. The Company may enter into contracts, licensing agreements or joint ventures with such third parties whereby the Company would receive a licensing fee, royalty payment or shared profit arrangement based on the licensee's revenues from licensed products. The Company would likely enter into such licensing arrangements with several companies based on geographical regions or product types, but may enter into exclusive arrangements with individual companies having a major presence in the markets the Company seeks to penetrate. There can be no assurance that the Company will be able to enter into contracts, license agreements or joint ventures with third parties in the future on terms acceptable to the Company or that the Kendall Agreement, JJM Agreement or BDIT License Agreement will be profitable for the Company.

         The Company intends to support the marketing of its products by, among other things, attending trade shows and participating in internet website promotions and links. The Company intends to distribute samples of its products free of charge to various healthcare institutions and professionals in the United States and in selected foreign countries to introduce and attempt to create a demand for its products in the marketplace.

         The Company has an ongoing program for developing products using its fourteen medical needle technologies and developing additional medical needle technologies. These technologies allow a contaminated needle to be protected without exposure of the healthcare worker to the contaminated needle. Products under development that incorporate these safety medical needle technologies include phlebotomy devices, catheter inserters, safety steel needles and several different syringe applications. Prototypes of the phlebotomy devices, catheter inserters, safety steel needles and syringes have been completed. The Company is developing other medical safety devices.

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

Industry

         Market

         Healthcare is one of the largest industries in the world. Healthcare worker and patient safety continue to be high priority, high profile issues. User efficiency and cost effective solutions are being sought with increasing demand. The Company's products target this market segment. Non-safety products today compete primarily on price. Although the Company's strategy includes being price competitive with other safety devices, the Company also seeks to compete on the basis of healthcare worker safety, ease of use, reduced cost of disposal, patient comfort and compliance with OSHA regulations while paying close attention to manufacturing cost. The Company believes that when all indirect costs (needle disposal, testing, labor savings and costs, treatment and workers compensation expense) are considered, the Company's products will compete effectively both with "traditional" products and with the safety products of the Company's competitors.

         Recent safety regulations and legislation have also increased the demand for and exposure of safety medical devices. Five U.S. states have passed safety legislation requiring use of safety needle products. OSHA issued a national directive in November 1999 requiring healthcare workers to use needles and other sharps that have engineering controls to provide user safety and prevent accidental needlestick injuries. Also, in November, the Centers for Disease Control and National Institute for Occupational Health and Safety issued safety alerts urging healthcare workers to use safety devices having engineered controls.

         Although these events have reduced risk relative to design and development of safety products, there is no assurance that state legislation and the national OSHA directive will be enforced or that healthcare workers will follow guidelines as set forth in the safety alerts. There is no assurance that additional safety legislation on state or national levels will be enacted or implemented.

         Accidental Needlestick Injuries

         Needles for hypodermic syringes, phlebotomy sets, intravenous catheters, safety steel needles and specialty medical needles are used for injecting drugs and other fluids into the body and for drawing blood and other fluids from the body. Hypodermic needles are used for the injection of drugs, phlebotomy sets are used for the drawing of blood, catheters, butterfly needles and specialty needles are used for access to patient vessels. There is an increasing awareness of the potential danger of infections and illnesses that result from accidental needlesticks and of the need for safer needle devices to reduce the number of accidental needlesticks that occur.

         Infections contracted as a result of accidental needlesticks are a major concern to healthcare institutions, healthcare workers, sanitation and environmental services workers and certain regulatory agencies. Accidental needlesticks may result in the spread of infectious diseases such as hepatitis B and C, HIV (which may lead to AIDS), diphtheria, gonorrhea, typhus, herpes, malaria, rocky mountain spotted fever, syphilis and tuberculosis. According to the International Healthcare Worker Safety Center at the University of Virginia, "the average rate of reported sharp-object injuries is 30 injuries per 100 occupied hospital beds per year. The total annual percutaneous and mucocutaneous exposures to blood or at-risk biological substances in the U.S., based on 1996 Epinet data, was 786,885." Also, "in the two categories of devices that pose the greatest risk for transmission of blood-borne pathogens, IV catheters and blood-drawing needles, only 28% of devices used and less than 10% of hospitals have switched to safety technology, respectively." While recent government regulations are projected to dramatically increase conversions to safety products over the next three years, the greatest obstacle to conversion is projected to be adequate supply and availability of safety products as a result of enormous and sudden demand. The Company believes that recent pressures from the government and private sectors for the healthcare industry to develop medical devices that will provide a safer working environment for healthcare and related workers and patients have increased considerably over the past year. The Company's products attempt to address the demand for medical devices that reduce the risk of accidental exposure to blood-borne diseases.

The majority of healthcare workers' adverse exposures to blood are either product related (e.g., needlesticks) or could be prevented by the use of appropriate products. The Company believes that pressure is increasing from the government and private sectors for the healthcare industry to develop medical devices that will provide a safer working environment for healthcare and related workers and patients. The Company's products attempt to address the demand for medical devices that reduce the risk of accidental exposure to blood-borne diseases.

Patents and Proprietary Rights

         The Company's policy is to seek patent protection for all developments, inventions and improvements that are patentable and which have potential value to the Company and to protect as trade secrets other confidential and proprietary information. The Company intends to vigorously defend its intellectual property rights to the extent its resources permit.

         The Company owns seven United States patents and has other patent applications pending (in the United States and in other countries) which are directly applicable to the Company's Safety Cradle(R) sharps container products. The Company also owns two United States patents and allowed patent applications relating to its safety lancet technology, and fourteen United States patents and allowed patent applications relating to its safety medical needle technologies. The Company has additional United States and international patents and patent applications pending. The patents referred to above begin to expire in April 2006.

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

Manufacturing

         The Company has designed, paid for the construction of, and owns various molds and machinery used to manufacture its Safety Cradle(R) sharps containers. Certain of the Company's ExtreSafe(R) Lancet Strip manufacturing assets were written off or reduced to their estimated realizable value. Those assets that were not written off are expected to be used in the Company's future operations. The Company's other products are in various stages of development and are not currently being manufactured. The materials used to produce the Company's products are generally widely available. The Company does not anticipate difficulty in obtaining such materials. At present, there are a number of manufacturers that could produce sharps containers, safety lancets and safety needle products and a number of suppliers could supply the necessary parts and materials.

Competition

         The healthcare products market is highly competitive. Many of the Company's competitors have longer operating histories and are substantially larger, better financed and better situated in the market than the Company.

         The leading suppliers in the sharps container market are Becton Dickinson and Company, Kendall Healthcare Products Company and Sage Products, Inc. There are also numerous smaller suppliers. A variety of sharps disposal products have been introduced into the marketplace. Some of these disposal containers accommodate only the needle while others accommodate the needle, syringe and limited surgical instruments. The majority of the sharps containers on the market, however, allow contaminated instruments to fall out when the container is inverted. Many of these other products are unstable if not supported by wall supports or other apparatus. The Company believes its products are more stable, safer and more effective than competitively priced products on the market. In addition, to the best of the Company's knowledge, there are no sharps disposable transporters on the market today.

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

         The leading suppliers of standard needles are Becton Dickinson and Company, Kendall Healthcare Products Company, B. Braun and Terumo Medical Corporation of Japan. The leading developers of safety medical needle devices include Med-Design Company, Bio-Plexus, Inc., New Medical Technologies,
Retractable Technologies, Inc. and Univec, Inc. The Company has conducted in-house studies and believes that its products are superior to those presently being marketed by its competitors. The leading suppliers in the IV catheter market are Johnson and Johnson Medical and Becton Dickinson. Other suppliers of IV catheters having minor positions in this market include Baxter Healthcare Corporation, Arrow and Abbott Laboratories. The Company believes its products are superior to any safety IV catheter products on the market today.

         The current leading suppliers in the blood collection needle market (phlebotomy needles) are Becton Dickinson, Kendall Healthcare and Terumo. The Company believes its products are superior to any safety products on the market being sold by its competitors.

         While traditional, non-safety products in the market segments the Company seeks to address compete primarily on the basis of price, the Company expects to compete on the basis of healthcare worker safety, ease of use, reduced cost of disposal, patient comfort, and compliance with OSHA regulations, but not on the basis of price except with respect to comparable safety products. However, the Company believes that when all indirect costs related to accidental needlestick injuries are considered, the Company's products will compete effectively both with "traditional" products and with the safety products of the Company's competitors. There can be no assurance, however, that purchasers will be willing to purchase at prices over and above that of traditional non-safety products unless mandated and enforced by applicable law such as those recently passed in California, Tennessee, Texas, New Jersey, Maryland and by the 1999 OSHA directive.

Research and Development/Acquisition of Technology

         The Company has devoted a substantial portion of its efforts to acquiring, designing and developing healthcare products. Company sponsored research activities resulted in expenses of $780,425 in 1999 and $909,048 in 1998. Customer sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques for which the Company earned revenues were $1,100,947 in 1999 and $1,028,934 in 1998. The Company plans to continue research and development on its current products and possible new products. There is no assurance that the Company's research and development activities will prove effective.

Government Regulation

         The Company and its products are regulated by the FDA, pursuant to various statutes, including the FD&C Act, as amended and supplemented by the Medical Device Amendments of 1976 (the "1976 Amendments") and the Safe Medical Devices Act of 1990. Pursuant to the 1976 Amendments, the FDA classifies medical devices intended for use with humans into three classes, Class I, Class II and Class III. The controls applied to the different classifications are those the FDA believes are necessary to provide reasonable assurance that a device is safe and effective. Many Class I devices have been exempted from pre-market notification requirements by the FDA. These products can be adequately regulated by the same types of controls the FDA has used on devices since the passage of the FD&C Act in 1938. These "general controls" include provisions related to labeling, producer registration, defect notification, records and reports and good manufacturing practices. The good manufacturing practice regulation has been recently replaced by a more comprehensive Quality System Regulation ("QSR"). QSRs include implementation of quality assurance programs, formalized product development procedures, written manufacturing specifications and processing procedures, written distribution procedures and record keeping requirements. Class II devices are products for which the general controls of Class I devices are deemed not sufficient to assure the safety and effectiveness of the device and thus require special controls. Special controls for Class II devices include performance standards, post-market surveillance, patient registries and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. No currently proposed Company products are believed to be to be Class III products. The FDA has further established three tiers or levels of scientific review - Tier 1, Tier 2, and Tier 3 within each class. Submissions for Tier 1 devices receive limited review while submissions for Tier 2 and 3 devices receive more comprehensive reviews.

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

         In some cases obtaining pre-market approval for Class III devices can take several years. Product clearance pursuant to a 510(k) Notification can be obtained in much less time. In general, clearance of a 510(k) Notification for a Class II device may be obtained if the Company can establish that the new device is "substantially equivalent" to another device of that Class already on the market. This requires the new device to have the same intended use as a legally marketed predicate device and have the same technological characteristics as the predicate device. If the technological characteristics are different, the new device can still be found to be "substantially equivalent" if information submitted by the applicant (including clinical data if requested) supports a finding that the new device is as safe and effective and does not raise questions of safety or efficacy that are different from the predicate device.

         The Company's Safety Cradle(R) sharps containers are subject to the general controls of the FD&C Act and the additional controls applicable to Class II devices. The Company has received a clearance on a second 510(k) Notification for its sharps containers which includes the Safety Cradle(R) sharps container. The Company has received FDA clearance for a 510(k) notification on a phlebotomy device.

         OSHA also requires, in part, that sharps containers be closable, disposable, puncture-resistant, leak proof on the sides and bottom and appropriately labeled. The Company's Safety Cradle(R) sharps containers are in compliance with present OSHA regulations. Future regulations, however, may be imposed which could have a material adverse effect on the Company.

         The Company's follow-on products (i.e., other products based on its safety medical needle technologies, intravenous flow gauge and blood collection device) are still in the development stage. In

March 1995, the FDA issued a draft guidance document on 510(k) Notifications for medical devices with sharps injury prevention features, a category that would cover most of the Company's safety medical products. The FDA provisionally placed this category of products into Class II Tier 3 for purposes of 510(k) review, meaning that such products will be subject to the FDA's most comprehensive and rigorous review for 510(k) products. The draft guidance also states that in most cases, FDA will accept, in support of a 510(k) Notification, data from tests involving simulated use of such a product by healthcare professionals, although in some cases the agency might require actual clinical data.

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

         In addition to the laws and  regulations  enforced by the FDA and OSHA, the Company is subject to government regulations applicable to all businesses, including, among others, regulations related to occupational health and safety, workers' benefits and environmental protection. Moreover, in March 1999 Tennessee joined California in passing legislation requiring the use of safety needles over conventional needle products with the states of New Jersey, Texas and Maryland joining shortly thereafter. Similar legislation is under consideration in other states and nationally with OSHA enacting in 1999 a directive related to the use of safety medical devices.

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

Backlog

         There is no backlog of unfilled orders of the Company's products.

Employees

         As of March 28, 2000, the Company employed 15 people, including 8 research and development employees, 2 sales and marketing employees, 4 accounting and administrative employees and 1 quality assurance employee. The Company does not expect to add additional employees in the next twelve months. The Company's employees are not represented by any labor union, and the Company believes its relations with its employees are good.

Item 2. Description of Properties

         The Company's principal offices are located at 585 West 500 South, Bountiful, Utah, under terms of a lease with an unaffiliated lessor which expires on June 30, 2003, subject to the Company's right to extend the lease term for an additional three-year term. The offices comprise 17,273 square feet of space. The Company has subleased approximately 3,300 square feet of this space for a term of twelve months beginning March 1, 2000 with an option to renew for an additional twelve months. The Company believes that its current office space will be adequate to meet the needs of current and expected growth for the foreseeable future. The Company may, however, require additional manufacturing facilities in the future depending upon the volume of products sold and the manufacturing arrangements to which the Company is a party.

         The Company owns production molds for the Safety Cradle(R) sharps containers and certain automated assembly equipment. At present the molds and automated assembly equipment are not being utilized. The Company anticipates, however, that it will utilize the molds and equipment in the future.

Item 3. Legal Proceedings

         None

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on November 18, 1999, at which meeting certain members of the Company's Board of Directors (the "Board") were elected. The Company's Board is divided into three classes. One class of directors is elected at each annual meeting of stockholders for a three-year term. Each year a different class of directors is elected on a rotating basis. The terms of David T. Rovee and Robert R. Walker expired in 1999. The terms of David B. Hurley and Dr. Gale H. Thorne expire in 2000 and the term of David A. Robinson expires in 2001.

         David T. Rovee and Robert R. Walker were nominated by the Board for election to the class whose term expires at the 2002 annual meeting of stockholders. The stockholders then elected David T. Rovee and Robert R. Walker by a vote of 7,827,087 for, 500 withheld authority and 7,500 abstained.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Dividend Policy

         To date, the Company has not paid dividends on its common stock. The payment of dividends, if any, is within the discretion of the Board and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. See "Management's Discussion and Analysis or Plan of Operation." The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's operations.

Share Price History

         The Company's common stock (the "Common Stock") is traded in the over-the-counter market in what is commonly referred to as the "Electronic" or "OTC Bulletin Board" or the "OTCBB" under the trading symbol "SHPI." The following table sets forth the high and low bid information of the Common Stock for the periods indicated. The price information contained in the table was obtained from IDD Information Services, Inc. and other sources the Company considers reliable. Note that such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and the quotations may not necessarily represent actual transactions in the Common Stock.

                  Quarter Ended                    High              Low
                  -------------                    ----              ---
                  1998
                  ----
                  March 31.......................   $3.50            $1.63
                  June 30........................   $2.38            $1.44
                  September 30...................   $2.25            $1.19
                  December 31....................   $1.56            $0.94

                  1999
                  ----
                  March 31.......................   $1.18            $0.94
                  June 30........................   $1.13            $0.75
                  September 30...................   $0.84            $0.41
                  December 31....................   $1.16            $0.41


Holders of Record

         At April 12, 2000, there were approximately 315 holders of record of the Company's Common Stock. The number of holders of record was calculated by reference to the Company's stock transfer agent's books.

Issuance of Securities

         In 1999, the Company granted to 4 non-executive members of the Company's Board of Directors stock options to acquire a total of 64,000 shares of the Company's common stock. These stock options were granted in equal quarterly installments at an exercise price of $2.00. In 1999, the Company granted employees stock options to acquire a total of 190,000 shares of the Company's common stock at an exercise price of $2.00 per share. The exercise prices were greater than the quoted market prices of the underlying common stock on the date of grant. The options expire five years from the date of grant. The option grants were exempt from registration under Section 4(2) of the Securities Act of 1933 and pursuant to Rule 506 as promulgated under the Securities Act of 1933.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The  following  discussion  and  analysis  provides  information  which management  believes is  relevant  to an  assessment  and  understanding  of the
Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Wherever in this discussion the term "Company" is used, it should be understood to refer to SHPI and its wholly owned subsidiaries, SHP, Safety Syringe Corporation, Specialized Cooperative Corporation and Iontophoretics Corporation, on a consolidated basis, except where the context clearly indicates otherwise.

Overview

         From its inception, the Company has incurred losses from operations. As of December 31, 1999, the Company had cumulative net losses applicable to common shares totaling $16,063,783. To date, the Company's principal focus has been the design, development, testing and evaluation of its sharps containers, safety lancets, safety needle technologies, intravenous flow gauge, blood collection devices, and other safety medical products, and the design and development of various molds and production processes.

Financial Position

         The Company had $180,425 in cash and cash equivalents as of December 31, 1999. This represented a decrease of $2,299,658 from December 31, 1998. Working capital as of December 31, 1999, decreased to $230,138 as compared to $2,877,205 at December 31, 1998. These decreases were largely due to the fact that during 1999 the Company received only $74,400 from financing activities compared to receipt of $3,813,159 from financing activities during 1998.

Years Ended December 31, 1999 and 1998

         During the year ended December 31, 1999, the Company had total operating revenues of $4,850,947, compared with total operating revenues of $1,039,136 for the year ended December 31, 1998. Prior to 1999, the Company had $3,750,000 in deferred royalty revenue relating to the BDIT License Agreement. In June 1999, BDIT and the Company amended the BDIT License Agreement. The amendment provides that the $3,750,000 previously paid by BDIT to the Company will not be credited against future earned royalties and the Company will have no further obligation of any kind to BDIT with respect to these payments. Accordingly, the $3,750,000 of deferred royalty revenue was recognized as revenue during 1999. During 1999, the Company also had $1,100,947 in development fee revenues from JJM under the JJM Agreement. Costs incurred to generate these development fees totaled $890,222. During 1998, $10,202 of the Company's revenues were from product sales of the Company's sharps container products and the remaining $1,028,934 were development fee revenues from JJM under the JJM Agreement. Costs incurred to generate these development fees totaled $823,146. As discussed below, the Company will look to several other products and devices for future sales revenues.

         In November 1999, the Company and Kendall Healthcare Products Company, a division of Tyco Healthcare Group LP ("Kendall") entered into a Development and License Agreement (the "Kendall Agreement") relating to one application of the Company's needle technology in the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The effective date of the Kendall Agreement was subject to certain approvals that were obtained on March 29, 2000. On April 12, 2000, the Company received a $1,500,000 payment less $35,044 representing the Company's share of certain patent filing costs. The Company will also receive an additional $1,000,000 upon the sale of commercial quantities of products in exchange for the Company assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related patents. The assignment of the patent rights to Kendall is subject to a preexisting license agreement and the retention by the Company of an exclusive, royalty free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for the Company to receive development fees and ongoing royalties, including a $500,000 advance royalty payment upon the sale of commercial quantities of products. It is anticipated that Kendall will manufacture all products that are subject to the Kendall Agreement. There can be no assurance that products will be launched as anticipated or that the Company will realize revenues under the Kendall Agreement.

         In December 1997, the Company entered into the JJM Agreement under which the parties are seeking to commercialize two applications of the safety needle technology. The JJM Agreement provides that the Company and JJM will seek to commercialize two products using safety medical needle technology. The JJM Agreement provides for monthly development payments by JJM, sharing of field related patent costs, the possibility of payments for initial periods of low volume manufacturing, an ongoing royalty stream and a JJM investment in molds, assembly equipment and other capital costs related to commercialization of each product. The JJM Agreement also provides for an ongoing joint cooperative program between the Company and JJM which derives future funding directly from sales of Company created products, the possibility of low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which are jointly approved for development. The Company anticipates that JJM will perform substantially all of the manufacturing under the JJM Agreement during 2000. The Company and JJM also entered into arrangements whereby they are pursuing development and commercialization of four additional products. The Company anticipates that the sale of one product under the JJM
Agreement will begin in the year 2000 with additional products scheduled for introduction into the market in 2001. There is no assurance that the Company will realize revenues under the JJM Agreement or that any of these products will be launched as anticipated. All product introductions are scheduled and controlled by JJM.

         In May 1997, the Company entered into the BDIT License Agreement relating to a single application of the Company's ExtreSafe(R) safety needle technology. BDIT previously told the Company that it expected to begin selling the product that is the subject of the BDIT License Agreement at various times. BDIT has indicated that it is unsure if or when product will be introduced and sold in the market under the BDIT License Agreement. BDIT has not provided the Company with information regarding the market introduction of the product.

         The Company has an ongoing program for developing products using its fourteen medical needle technologies and expects to develop additional safety medical needle technologies.

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

         Research and development ("R&D") expenses were $780,425 for the year ended December 31, 1999, compared with $909,048 for the year ended December 31, 1998. The Company's efforts during 1999 focused on development of several additional products utilizing the Company's medical safety needle technologies. The Company's efforts during 1998 focused on development of several additional products utilizing the ExtreSafe(R) and FlexLoc(R) safety needle technology, the safety single lancet technology and continued development work on a filmless digitized imaging technology (which was performed by QIC, but was funded by the Company). The 1998 R&D effort was expanded beyond development of ExtreSafe(R) products to manually actuated safety sheathing devices. The decreases in R&D expenses resulted primarily from (i) a reduction in the development activities with respect to the filmless digitized imaging technology, (ii) the termination of two development employees, and (iii) a reduction in the use of outside consultants for development activities.

         Selling, general and administrative expenses were $2,776,669 for the year ended December 31, 1999, compared to $2,946,722 for the year ended December 31, 1998. The decrease resulted mainly from (i) the officers of the Company taking a combined thirty-three percent reduction in compensation, (ii) downsizing which resulted in the termination of two administrative employees, and (iii) reduction in financial advisory fees.

         The Company wrote off $105,762 in operating assets in 1999 that were comprised primarily of the write down of certain automation equipment and the write off of certain obsolete computer equipment abandoned or sold for nominal amounts. In 1998, the Company wrote off $754,803 in operating assets that were comprised primarily of molds, production equipment and other assets relating to the ExtreSafe(R) Lancet Strip. These assets were written-off in connection with the Company's decision to abandon the further manufacture and distribution of the ExtreSafe(R) Lancet Strip.

         Net other income was $61,362 for the year ended December 31, 1999 compared with $205,064 for the year ended December 31, 1998. The decrease in net other income is attributable to interest earned on lower levels of funds on deposit and short-term interest bearing investments. As funds on deposit and interest bearing short-term investments have decreased, so has the interest income.

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of equity securities, advanced royalties, development fees and proceeds from the exercise of common stock options. The Company generated $16,200,285 and $74,400 in net proceeds through private placements of equity and exercise of common stock options from inception through December 31, 1999 and in 1999, respectively. The Company used net cash for operating activities of $2,340,118 during the year ended December 31, 1999. As of December 31, 1999, the Company's liabilities totaled $125,675. The Company had working capital as of December 31, 1999 of $230,138.

         The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development and bring the safety medical needle technologies, blood collection devices and other products to commercial viability, and the level of sales of the new phlebotomy product due to launch in the fourth quarter of 2000. At December 31, 1999, the Company had not committed to spend any funds on capital expenditures. The Company believes that existing funds, including the $1,500,000 received from Kendall, development fees from JJM and Kendall under the respective agreements, license revenues and funds generated from commencement of product royalties under current agreements, will be sufficient to maintain operations through December 31, 2000. The Company has no contractual arrangements that guarantee that the Company will have adequate funding during 2000 and there can be no assurance that additional funding will be available on commercially reasonable terms or at all. Any inability to obtain additional funding if needed will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

         From time to time the Company is presented with new opportunities to design, develop, acquire or manufacture safety medical devices. In the event such opportunities arise, management and the Board of Directors could determine that the pursuit of such opportunities is in the best interest of the Company and its stockholders and may decide to raise additional funding through the sale of securities. The Company will also continue to pursue new arrangements with strategic partners which could generate additional development or licensing fees. There are no contractual arrangements in place that would provide for additional funding and there can be no assurance that the Company will be able to obtain additional funding if appropriate on commercially reasonable terms or at all.

         At April 12, 2000, the Company had 3,609,787 Series D Warrants and 775,000 other warrants (the "SHPI Warrants") outstanding which are exercisable for the same number of shares of Common Stock of the Company at $2.00 per share. The Series D Warrants expire on the earlier of
(a) two years from the date of effectiveness of a registration statement under the Act covering the sale of the shares of Common Stock underlying such warrants, which period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Act is not available, or (b) the redemption date if such warrants are redeemed (subject to the right of the holder to exercise the warrants within 20 days of notice of such redemption). The SHPI Warrants expire on December 31, 2002. The exercise of all the Warrants would result in an equity infusion to the Company of $8,769,574. As of the date hereof, all of the warrants are out of the money and there can be no assurance that any warrants will ever be exercised.

         The Company has granted stock options that are currently exercisable for 1,964,500 shares of Common Stock at exercise prices ranging between $.39 and $2.625 per share. The exercise of all of such stock options would result in an equity infusion to the Company of $4,054,514. All but 18,000 of the stock options are out of the money and there can be no assurance that any of the stock options will be exercised.

         In June 1998, the Company entered into an Option to Purchase Agreement (the "Option Agreement") with the University of Texas System to purchase certain patents and related technology, research and development for a total purchase price of $2,400,000. In accordance with the Option Agreement, a $240,000 non-refundable payment was made in July 1998 with the balance of $2,160,000 to be paid within 30 days of the exercise of the purchase option. The Company retained the exclusive right to exercise the option and acquire the patents and related technology for a period of one year from the date of the execution of the Option Agreement or within 14 days of notification of successful completion of animal toxicity studies. The Company received notice of successful completion of the toxicity studies in February 1999 and subsequently entered into four amendments to the Option Agreement resulting in extensions of the exercise period through May 2000. The Company paid a total of $265,000 in extension fees. The Company was reimbursed for the majority of these fees from a third party who expressed an interest in acquiring the technology from the Company upon exercise of the option. Subsequent to December 31, 1999, the third party determined that it would not complete the acquisition. As the Company was not in a position to exercise the option, the option was allowed to expire effective January 23, 2000. The Company has no obligation to make additional cash payments to the University of Texas System.

Inflation

         The Company does not expect the impact of inflation on operations to be significant.

Year 2000

         The Company had developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Since entering the Year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000-related disruptions impacting its customers and suppliers. Furthermore, the Company did not experience any material impact on business at calendar year end. The Company will continue to monitor its critical systems over the next several months but does not anticipate any significant impacts due to Year 2000 exposures from its internal systems as well as from the activities of its suppliers and customers.

Forward-Looking Statements

         When used in this Form 10-KSB, in filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements specifically include, but are not limited to, the dates disclosed herein upon which sales of or royalty payments from the Company's various products are anticipated to commence.

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, changes in the regulation of safety healthcare products, the level of marketing, development and distribution efforts of the Company's partners and other risks. Furthermore, manufacturing delays may result from additional mold redesigns or delays may result from the failure to timely obtain FDA approval to sell future products. In addition, sales and other revenues may not commence as anticipated due to delays or otherwise. If and when product sales commence, sales may not reach the levels anticipated. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Risk Factors

         In addition to the risks set forth above, the Company is subject to certain other risk factors due to its development stage status, the industry in which it competes and the nature of its operations. These risk factors include the following.

         History of Losses/Profitability Uncertain. The Company is in the development stage and, except for 1999, has reported losses each year since 1993. At December 31, 1999, it had an accumulated deficit of $16,063,783. The Company's products are in various stages of production, pre-production, development and research. The Company has made only limited sales of its sharps container products, the only product it was selling as of December 31, 1999. The Company does not have marketing or distribution agreements in place for this product. There is no assurance that the Company's products will be commercially viable and no assurance can be given that the Company will become profitable. In addition, prospects for the Company's profitability will be affected by expenses, operational difficulties and other factors frequently encountered in the development of a business enterprise in a competitive environment, many of which factors may be unforeseen and beyond the Company's control.

         Need for Additional Funds. Due to the development stage status of the Company and the uncertainty of future profits, the Report of Independent Public Accountants relating to the Company's 1999 consolidated financial statements, attached hereto, contains a "going concern" explanatory paragraph. See Consolidated Financial Statements and related Notes. The Company estimates that it will need at least $500,000 in additional funding in 2000 to execute its business plan. The Company anticipates that it will generate such funding through license fees, royalties, net development fees and product royalties. The Company has no plans to seek significant additional funding through the sale of its securities. The Company has no contractual arrangements that guarantee that the Company will have adequate funding during 2000 and there can be no assurance that additional funding will be available on commercially reasonable terms or at all. Any inability to obtain additional funding when needed will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

         Negative Pricing Pressures on the Company's Safety Products. Prices for the Company's safety products may be higher than for competing conventional products which are not designed to provide the safety protection afforded by the Company's products. The Company's prices, however, are expected to be competitive with those of competing safety products. Continuing pressure from third-party payors to reduce costs in the healthcare industry as well as increasing competition from safety products made by other companies, could adversely affect the Company's selling prices. Reductions in selling prices could adversely affect operating margins if the Company cannot achieve corresponding reductions in manufacturing costs.

         Rapidly Changing Technology. The Company is in various stages of production, pre-production, development and research with respect to its sharps containers, safety lancets, medical safety needle technologies, blood collection devices and other products. There is no assurance that development of superior products by competitors or changes in technology will not eliminate the need for the Company's products. The introduction of competing products using different technology could adversely affect the Company's attempts to develop and market its products.

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

         Dependence on Continued Research and Development. The safety medical needle technologies, intravenous flow gauge and safety lancets are still in various stages of development. The Company is also exploring additional applications for all of its products. The continued development of its products and development of additional applications and new products is important to the long-term success of the Company. There can be no assurance that such applications or products will be developed or, if developed, that they will be successful.

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

         Competition/Potential Inability to Compete. The Company is engaged in a highly competitive business and will compete directly with firms that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, and established distribution channels that are better situated in the market than the Company. The Company's competitors and potential competitors include Baxter International, Inc., Becton Dickinson and Company, Johnson & Johnson, Sage Products, Inc., Surgicutt, Inc., Miles, Inc., B. Braun, Diagnostic Corporation, Boehringer Mannheim, Inc., Kendall Healthcare Products Company, Terumo Medical Corporation, Med-Design Company, Bio-Plexus, Inc., Maxon, Inc. and Retractable Technologies, Inc. and Univec, Inc. See "Business - Competition." Such competitors may use their economic strength to influence the market to continue to buy their existing products. These competitors may also be potential strategic partners with respect to various products as are, for example, Kendall and JJM. The Company does not have an established customer base and is likely to encounter a high degree of competition in developing a customer base. One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with the Company's products. New competitors may emerge and may develop products which compete with the Company's products. No assurance can be given that the Company will be successful in competing in this industry.

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

         Uncertainty in the Healthcare Industry. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare facilities. During the past several years, the healthcare industry has been subject to increased government regulation of reimbursement rates and capital expenditures. Among other things, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and reimbursement levels for healthcare products and procedures. Because prices of the Company's products may exceed the price of conventional products, the cost control policies of third-party payors, including government agencies, may adversely affect use of the Company's products. The Company believes that the costs associated with accidental needlesticks, however, exceed the procurement costs of safety products such as those of the Company.

         There are numerous proposals to reform the U.S. healthcare system and the healthcare systems of various states including the safety initiatives that have been passed in five states and are under consideration in other states and on a national level. OSHA also issued a national directive in November 1999 requiring use of safety medical devices. Many of these proposals seek to increase government involvement in healthcare, lower reimbursement rates, contain costs and otherwise change the operating environment for the Company's prospective customers. Healthcare providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments in new technology and new products, including those of the Company. The Company cannot predict what impact, if any, such proposals or healthcare reforms might have on the Company's financial condition and results of operations.

         Management/Dependence on Key Personnel/Board. The success of the Company depends upon the skills, experience and efforts of its management and other key personnel. Should the services of one or more members of its present management or other key personnel become unavailable to the Company for any reason, the business of the Company could be adversely affected. There is no assurance that the Company will be able to retain existing employees or attract new employees of the caliber needed to achieve the Company's objectives. The Board currently consists of five members, two of whom are employed by the Company.

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

Item 7. Financial Statements

         See index to financial statements and financial statement schedules included herein as Item 14.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         Set forth below is certain information concerning each of the directors and executive officers of the Company as of April 12, 2000.

                                                                      With the
         Name            Age             Position                  Company Since
         ----            ---             --------                  -------------
David A. Robinson (1)    56     President, Chairman of the              1993
                                Board, Chief Executive Officer
                                and Director

Dr. Gale H. Thorne (1)   67     Vice President - Product Development    1994
                                and Director

Charles D. Roe           49     Vice President - Finance and Investor   1997
                                Relations, Chief Financial Officer,
                                Secretary &Treasurer

David G. Hurley (2)(3)   64     Director                                1999

David T. Rovee (2)(3)    60     Director                                1998

Robert R. Walker (2)(3)  69     Director                                1994
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

         Dr. Gale H. Thorne. Dr. Thorne is Vice President - Product Development, for the Company. He has been a director since January 1995 and his term expires in 2000. Dr. Thorne has held his present position as Vice President - Product Development, since October 1994. From 1993 to 1994, Dr. Thorne was Vice
President - Engineering, of Eneco, Inc., a Utah company. During Dr. Thorne's tenure at Eneco, Inc., Dr. Thorne was primarily engaged in prosecuting patents. From 1989 to 1993, Dr. Thorne was employed as a patent consultant and patent agent with Foster & Foster, a Salt Lake City intellectual property law firm. Dr. Thorne holds thirty patents and has published numerous technical publications. He has been a technical consultant and a member of the Board of the Small Business Innovation Program of the State of Utah. Dr. Thorne manages all the patent and product development work for the Company and is a patent agent. He holds a Ph.D. in Biophysics from the University of Utah. He is a past president of Thorne, Smith, Astill, Inc., an engineering director for Becton Dickinson and Company Immunochemistry Division and a vice president and division manager for Varian and Diasonics Ultrasound.

         Charles D. Roe. Mr. Roe is Chief Financial Officer, Vice President - Finance and Investor Relations, Secretary and Treasurer of the Company. He was appointed to his position as Chief Financial Officer and Vice-President in November 1997, he was appointed as Secretary and Treasurer in December 1997 and he has been with the Company since October 1997. Mr. Roe is a certified public accountant licensed in the State of Utah and has principally been engaged in the practice of public accounting since 1976, including four years with Arthur Andersen LLP. From June 1995 through October 1997, Mr. Roe worked in association with Jones, Jensen & Co., a certified public accounting firm which is a member of the McGladrey Network of accounting firms, specializing in audits of public companies. Mr. Roe was employed by Wellshire Services, Inc. from June 1993 to June 1995 providing various services to numerous public and private companies in the United States and Europe. From 1987 to October 1997, Mr. Roe owned and operated a public accounting practice focusing on financial audits, individual and corporate income tax consultation and preparation and other advisory services. Since 1987, Mr. Roe has served on the board of directors and as secretary of Covington Capital Corporation, a privately owned financing business. From June 1995 through November 1996, Mr. Roe was employed by that company providing management services to various companies financed by Covington Capital Corporation. Mr. Roe graduated from the University of Utah with a Bachelor of Arts degree in Accounting.

         David G. Hurley. Mr. Hurley has been a director of the Company since February 1999 and his term expires in 2000. He has spent the last 33 years in the management consulting and financial advisory business. For 25 years at Arthur D. Little, Inc., Mr. Hurley was involved in corporate development consulting with large and mid-sized firms throughout North America. Since 1991, Mr. Hurley has been self employed and working principally as a management consultant and financial advisor. He has a Bachelors degree in Economics, Masters degree in Business Administration and has completed the Advanced Management Program at the Harvard Graduate School of Business.

         Dr. David T. Rovee. Dr. Rovee has been a director of the Company since April 1998 and his term expires in 2002. He is currently a business management and technology consultant in the pharmaceutical and medical products fields.
From 1991 to 2000 he served as President and Chief Operating Officer of Organogenesis, Inc., a publicly traded biotechnology company. Dr. Rovee has been employed full time with Organogenesis, Inc. since 1991. Prior to his employment with Organogenesis, Inc., Dr. Rovee was employed for a twenty-five year period by Johnson & Johnson in various capacities including Vice President and Director of Research and Development for Johnson & Johnson Patient Care, Inc. Dr. Rovee has a Bachelors degree in Biology from Memphis State University, a Masters degree in Zoology from Louisiana State University and a Ph.D. in Development Biology from Brown University.

         Robert R. Walker. Mr. Walker is a director of the Company and has been since March 1994 and his term expires in 2002. He is currently self-employed as a consultant in the healthcare industry primarily in the area of start-up medical device companies. From 1976 to 1992, Mr. Walker was employed by IHC Affiliated Services Division of Intermountain Healthcare, a regional hospital company, from which he retired as President of IHC Affiliated Services. He is also a former Chairman of the Board of AmeriNet, Inc., which is a national group purchasing organization for hospitals, clinics, detox/drug centers, emergency, nursing homes, private laboratories, psychiatric centers, rehabilitation facilities, surgical centers and institutions such as schools and prisons. Mr. Walker is a member of the American Hospital Association and the Hospital Financial Management Association. He holds a Bachelor of Science degree in Business Administration.

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

         Based solely on the Company's review of such forms furnished to the Company and representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied with during 1999.

Item 10. Executive Compensation

         The tables below set forth certain information concerning compensation paid by the Company to its Chief Executive Officer and all other executive officers with annual compensation in excess of $100,000 (determined for the year ended December 31, 1999) (the "Named Executive Officers"). The tables include information related to stock options granted to the Named Executive Officers.

         Summary Compensation Table. The following table provides certain information regarding compensation paid by the Company to the Named Executive Officers.

                                                    SUMMARY COMPENSATION TABLE

                                           Annual Compensation                     Awards            Payouts
                                           -------------------                     ------            -------
                                                                           Restricted  Stock                     All Other
        Name and                                          Other Annual     Stock       Options/    LTIP        Compensation
   Principal Position       Year Salary ($)  Bonus ($)  Compensation($)(1) Awards ($)    SAR(#)    Payouts($)       ($)
   ------------------       ---- ----------  ---------  ------------------ ----------    ------    ----------   -----------
David A. Robinson,          1997  240,000       ---          4,750            ---         ---         ---            4,150
President, CEO, Chairman    1998  240,000      1,000        10,000            ---         ---         ---           10,428
of the Board and Director   1999  225,416(2)    ---         10,000            ---         ---         ---           68,508(4)

Dr. Gale H. Thorne, VP      1997  150,000       ---          4,750            ---         ---         ---              429
Product Development and     1998  150,000      1,000         6,925            ---         ---         ---            6,925
Director                    1999  146,041(2)    ---          7,302            ---         ---         ---           21,752(5)
                                                                              ---         ---         ---
Charles D. Roe, VP          1997    20,833      ---            ---            ---                     ---              ---
                                                                                       50,000(3)

Finance and Investor        1998  100,000      1,000         5,050            ---         ---         ---              226
Relations and CFO           1999  104,022(2)    ---          3,438            ---         ---         ---            1,044(6)

David L. Thorne             1997   80,292       ---          4,000            ---         ---         ---
Manager - Product           1998   94,666       300          4,748            ---         ---         ---
Development                 1999  100,000(2)    ---          5,000            ---         ---         ---           51,044(7)

---------------
(1) These amounts represent payments by the Company into its 401(k) retirement plan for the benefit of the Named Executive Officer.
(2) In January 1999, Dr. Thorne's salary was increased from $150,000 to $165,000 per year, Mr. Roe's was increased from $100,000 to $110,000 per year and Mr. David Thorne's salary was increased from $96,000 to $100,000. In September 1999, Mr. Robinson's salary was reduced from $240,000 to
     $190,000 per year, Dr. Thorne's salary was reduced from $165,000 to $100,000 per year and Mr. Roe's salary was reduced from $110,000 to $90,000 per year.
(3)  Options issued pursuant to the non-qualified stock option plan.
(4) This represents payment of accrued vacation, $67,400 of which was used to payoff a subscription receivable in a noncash transaction. Effective January 1, 1999, the Company changed its accrued vacation policy and subsequent to that date allows a maximum of twenty days vacation pay to be carried forward from year to year.
(5) This includes $17,957 payment of accrued vacation, $6,920 of which was used to payoff a subscription receivable in a noncash transaction. Effective January 1, 1999, the Company changed its accrued vacation policy and subsequent to that date allows a maximum of twenty days vacation pay to be carried forward from year to year. Also includes $3,795 in life insurance on Dr. Thorne with insurance proceeds payable to the beneficiary designated by Dr. Thorne. This insurance policy has no cash surrender value.
(6) These amounts represent the amounts paid by the Company for term life insurance on the life of Mr. Roe with insurance proceeds payable to the beneficiary designated by Mr. Roe. This insurance policy has no cash surrender value.
(7) Represents $50,000 paid to Mr. Thorne for cancellation of SHPI Warrants to acquire 25,000 shares of common stock. Also represents $1,044 paid by the Company for term life insurance on the life of Mr. Thorne with insurance proceeds payable to the beneficiary designated by Mr. Thorne. This insurance policy has no cash surrender value.

Compensation of Directors

         No cash fees or other consideration were paid to employee directors of the Company by the Company for service on the Board during 1999. During 1999, the Company compensated non-employee directors at a rate of $10,000 per year payable in equal quarterly installments along with options to purchase 16,000 shares of the Company's common stock that were granted in equal quarterly installments at an exercise price of $2.00 per share. The Company expects that the 2000 compensation for non-employee directors will be the same as the 1999 compensation including the issuance of options to purchase 16,000 shares of the Company's common stock granted in equal quarterly installments at an exercise price equal to the fair market value of the underlying common stock on the date of grant, but in no event shall the exercise price be less than $2.00 per share. The Company has made no other agreements regarding compensation of non-employee directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as Board members.

Employment and Indemnity Agreements

         The Company has entered into an employment agreement with Mr. David A. Robinson. Mr. Robinson's employment agreement, which has been amended from time to time, provides that (i) Mr. Robinson receive a salary of $190,000 per year beginning September 16, 1999; (ii) Mr. Robinson's current employment agreement expires on December 31, 2001; (iii) Mr. Robinson is entitled to vacation pay and health insurance; (iv) if the employment of Mr. Robinson is terminated by reason of disability or other than for cause, his salary will continue for the full term of the agreement; (v) if Mr. Robinson is terminated for cause, his salary ceases as of the date of termination; (vi) the Company will provide Mr. Robinson with up to $1,000,000 of term life insurance while he is employed by the Company; and (vii) Mr. Robinson shall keep all proprietary information relating to the business of the Company confidential both during and after the term of the agreement. The Company does not have employment agreements with any of its other Named Executive Officers.

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

Accrued Vacation Pay

         Effective January 1, 1999, the Company changed its vacation policy. Prior to January 1, 1999, the Company's policy was to allow executive officers to carry over vacation from year to year without limitation. After January 1, 1999, the Company allows all employs to carry over a maximum of twenty days vacation pay from year to year.

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

Stock Options and Warrants

         In October 1998, the Company's stockholders approved the adoption of the Specialized Health Products International, Inc. 1998 Stock Option Plan (the "Option Plan"). The Option Plan will permit the Company to grant "non-qualified stock options" and "incentive stock options" to acquire the Company's Common Stock. The total number of shares authorized for the Option Plan may be allocated by the Board between the non-qualified stock options and the incentive stock options from time to time, subject to certain requirements of the Internal Revenue Code of 1986, as amended. The option exercise price per share under the Option Plan may not be less than the fair market value of a share of Common Stock on the date on which the option is granted and in no event can the exercise price be less than $2.00 per share. A total of 2,000,000 shares are allocated to the Option Plan, but the Option Plan also restricts the total number of shares of Common Stock that the Company can grant options to acquire under all of its existing stock option plans to 2,000,000 shares. As of April 12, 2000, options to acquire an aggregate of 565,000 shares of Common Stock at an exercise price of $2.00 per share had been granted and are presently outstanding under the Option Plan and stock options exercisable for 1,399,500 shares of Company common stock at exercise prices ranging from $.39 to $2.625 are outstanding under plans that preceded the Option Plan. None of the options granted under the Option Plan were granted to executive officers of the Company.

Compensation Committee Interlocks and Insider Participation

         No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of April 12, 2000, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's Common Stock, (ii) each of the Company's directors,
(iii) each of the Company's Named Executive Officers (defined below), and (iv) all directors and executive officers as a group. As of April 12, 2000, the Company had 12,356,440 shares of Common Stock outstanding.

                                 Shares
  Name and Address           Beneficially Percentage of
of Beneficial Owner(1)         Owned(2)     Total(2)         Position

David A. Robinson(3)           640,717        5.1%     President, CEO, Chairman
                                                       of the Board and Director

Dr. Gale H. Thorne(4)          400,905        3.2%      Vice President - Product
                                                        Development and Director

Charles D. Roe(5)               38,936           *      Chief Financial Officer,
                                                        VP Finance and Investor
                                                               Relations

David G. Hurley(6)              16,000           *              Director

Dr. David T. Rovee(7)           27,000           *              Director

Robert R. Walker(8)            139,000        1.1%              Director

Executive Officers and       1,262,558        9.8%
Directors as a Group
(six persons)

Johnson & Johnson            2,000,000       15.0%
Development Corporation(9)
One Johnson & Johnson Plaza,
New Brunswick, NJ 08933

Asdale Ltd (10)              1,500,000       11.4%
44 Lowndes Street
London, England

* Less than 1%.
--------------
(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.
(2) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(3) Includes 330,219 shares of common stock and stock options to purchase 250,000 shares of common stock. Also includes 60,498 shares of common stock purchased through the Company's 401(k) plan.

(4) Includes 18,000 shares of common stock, stock options to purchase 115,000 shares of common stock and warrants to purchase 200,000 shares of common stock. Also includes 25,000 shares of common stock that Dr. Thorne is deemed to beneficially own through a trust and 42,905 shares of common stock purchased through the Company's 401(k) plan. See "Certain Relationships and Related Transactions."
(5) Includes 13,936 shares of common stock purchased through the Company's 401(k) plan and stock options to acquire 25,000 shares of common stock. Does not include stock options to acquire 25,000 shares of common stock that vest in October 2000.
(6) Includes stock options to acquire 16,000 shares of common stock. Does not include stock options to purchase 4,000 shares of common stock that vest in December 2000.
(7) Includes 1,000 shares of common stock and stock options to purchase 26,000 shares of common stock. Does not include stock options to purchase 4,000 shares of common stock that vest in December 2000.
(8) Includes stock options to purchase 76,000 shares of common stock. Also includes 63,000 shares of common stock that Mr. Walker is deemed to beneficially own through a trust. Does not include stock options to acquire 4,000 shares of common stock that vest in December 2000.
(9)  Includes 1,000,000 shares of common stock and 1,000,000 Series D Warrants.
(10) Includes 750,000 shares of common stock and 750,000 Series D Warrants.

         The Company is not aware of any arrangements which may, at a subsequent date, result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

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

         In December 1997, the Company entered into a development and license agreement with JJM to commercialize two applications of medical safety needle technology. The JJM Agreement provides for monthly development payments by J&J, sharing of field related patent costs, payments for initial periods of low volume manufacturing, an ongoing royalty stream and a J&J investment in molds, assembly equipment and other capital costs related to commercialization of each product. The JJM Agreement also provides for an ongoing joint cooperative program between the Company and JJM which derives future funding directly from sales of Company created products, low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which are jointly approved for development. In connection with the JJM Agreement, Johnson & Johnson Development Corporation purchased $2,000,000 of Company securities comprised of common stock and Series D Warrants in a private placement that closed in January 1998.

         In May 1999, the Company paid Westbridge Capital Partners $90,000 to assist the Company in evaluating certain medical safety product markets and segments and to evaluate and develop related business strategies. David G. Hurley, a director of the Company, is an affiliate of Westbridge Capital Partners.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

         Listed on page 33 hereof.

Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SPECIALIZED HEALTH PRODUCTS
                                                INTERNATIONAL, INC.
                                                (Registrant)

Date: April 13, 2000                             By  /s/ David A. Robinson
                                                    ----------------------
                                                    David A. Robinson
                                                    President, Chief Executive
                                                    Officer and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                        Date
     ---------                         -----                        ----

/s/ David A. Robinson        President, Chief Executive          April 13, 2000
------------------------     Officer and Director (Principal
David A. Robinson            Executive Officer)

/s/ Charles D. Roe           Vice President, Chief Financial     April 13, 2000
------------------------     Officer, Secretary and
Charles D. Roe               Treasurer (Principal Financial
                             and Accounting Officer)

/s/ Gale H. Thorne           Director and Vice President         April 13, 2000
------------------------
Gale H. Thorne

/s/ David G. Hurley          Director                            April 13, 2000
------------------------
David G. Hurley

/s/ Robert R. Walker         Director                            April 13, 2000
------------------------
Robert R. Walker

                                  EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
-----------                          ----------------------

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

  3(ii).2 Bylaws of SHP (Incorporated by reference to Exhibit 3(ii).2 of the Company's Form 10-K, dated December 31, 1995)

  4.1             Form  of  Series  D  Warrant   Certificate   (Incorporated  by
                  reference to Exhibit 4.3 of the Company's Form 10-K, dated December 31, 1997)

  4.2             Form of SHPI Warrant Certificate (Incorporated by reference to
                  Exhibit 4.4 of the  Company's  Form 10-K,  dated  December 31,
                  1997)

  10.1            Form  of   Employment   Agreement   with  David  A.   Robinson
                  (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-K, dated December 31, 1995)

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

  10.8 Specialized Health Products International, Inc. 1998 Stock Option Plan (Incorporated by reference to Appendix A to the Company's Amended Proxy Statement, filed October 1, 1998)

  21.1            Schedule of subsidiaries.

  27.1            Financial Data Schedule

SPECIALIZED HEALTH PRODUCTS
INTERNATIONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    Page
                                                                    ----
Report of Independent Public Accountants                            F - 2

Consolidated Balance Sheet as of December 31, 1999                  F - 3

Consolidated Statements of Operations for the Years Ended
  December 31, 1999 and 1998 and for the Period
  from Inception to December 31, 1999                               F - 5

Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 1999 and 1998 and
  for the Period from Inception to December 31, 1999                F - 6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999 and 1998 and for the Period
  from Inception to December 31, 1999                              F - 12

Notes to Consolidated Financial Statements                         F - 14

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Specialized Health Products International, Inc.:

We have audited the accompanying consolidated balance sheet of Specialized Health Products International, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998 and the related statements of operations, stockholders' equity (deficit) and cash flows for the period from inception (November 19, 1993) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Specialized Health Products International, Inc. and subsidiaries for the period from inception to December 31, 1995. Such financial statements are included in the cumulative inception to December 31, 1999 totals of the statements of operations, stockholders' equity (deficit) and cash flows and reflect total revenues and net loss of 7 percent and 24 percent, respectively, of the related cumulative totals. Those financial statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to those specified amounts included in the cumulative totals, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Specialized Health Products International, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and for the period from inception to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company experienced only minimal profitability in 1999 and prior to that incurred significant losses since inception. The Company incurred negative cash flows from operating activities of $2,340,118 and $2,069,322 for the years ended December 31, 1999 and 1998, respectively. Sales of products based on the Company's proprietary technologies have been minimal. As of December 31, 1999, the Company had an accumulated deficit of $16,063,783. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
 February 9, 2000 (except with respect to the matter discussed in the fifth paragraph of Note 3, as to which the date is April 12, 2000)


SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED BALANCE SHEET


         ASSETS                                                                       December 31,
         ------                                                                           1999
                                                                                 ----------------------
CURRENT ASSETS:
   Cash                                                                           $       180,425
   Accounts receivable                                                                    135,374
   Prepaid expenses and other                                                              36,869
   Amounts due from related parties                                                         3,145
                                                                                 ----------------------

       Total current assets                                                               355,813
                                                                                 ----------------------

PROPERTY AND EQUIPMENT, at cost:
   Manufacturing molds                                                                    474,633
   Office furnishings and fixtures                                                        552,882
   Assembly and manufacturing equipment                                                   317,391
   Leasehold improvements                                                                 132,326
   Construction-in-progress                                                                71,300
                                                                                 ----------------------
                                                                                        1,548,532

   Less accumulated depreciation and amortization                                        (811,041)
                                                                                 ----------------------

       Net property and equipment                                                         737,491
                                                                                 ----------------------

OTHER ASSETS                                                                               35,568
                                                                                 ----------------------

                                                                                  $     1,128,872
                                                                                 ======================

The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.


SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED BALANCE SHEET (Continued)


         LIABILITIES AND STOCKHOLDERS' EQUITY                                         December 31,
         ------------------------------------                                             1999
                                                                                 ----------------------
CURRENT LIABILITIES:
   Accounts payable                                                               $         4,692
   Accrued liabilities                                                                    120,983
                                                                                 ----------------------

       Total current liabilities                                                          125,675
                                                                                 ----------------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 3 and 6)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares
     outstanding                                                                              -
   Common stock, $.02 par value; 50,000,000 shares authorized, 12,356,440
     shares outstanding                                                                   247,129
   Additional paid-in capital                                                          14,865,399
   Series D warrants to purchase common stock                                           1,954,452
   Deficit accumulated during the development stage                                   (16,063,783)
                                                                                 ----------------------

       Total stockholders' equity                                                       1,003,197
                                                                                 ----------------------

                                                                                  $     1,128,872
                                                                                 ======================

The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.


SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year Ended December 31,               Period from
                                                     ------------------------------------------    Inception to
                                                                                                   December 31,
                                                            1999                 1998                  1999
                                                     ----------------------------------------------------------------
REVENUES:
   Net product sales                                   $           -        $       10,202      $       748,228
   Development fees and related services                    1,100,947            1,028,934            2,379,881
   License fees                                             3,750,000                  -              3,750,000
                                                     ----------------------------------------------------------------
       Total revenues                                       4,850,947            1,039,136            6,878,109
                                                     ----------------------------------------------------------------

 COST OF REVENUES:
   Cost of product sales                                          -                  8,048              536,002
   Cost of development fees and related services              890,222              823,146            1,713,368
                                                     ----------------------------------------------------------------
       Total cost of revenues                                 890,222              831,194            2,249,370
                                                     ----------------------------------------------------------------

       Gross margin                                         3,960,725              207,942            4,628,739
                                                     ----------------------------------------------------------------

OPERATING EXPENSES:
   Selling, general and administrative                      2,776,669            2,946,722           14,692,540
   Research and development                                   780,425              909,048            5,241,105
   Loss on disposal of operating assets                       105,762              754,803            1,280,557
                                                     ----------------------------------------------------------------
       Total operating expenses                             3,662,856            4,610,573           21,214,202
                                                     ----------------------------------------------------------------

 INCOME (LOSS) FROM OPERATIONS                                297,869           (4,402,631)         (16,585,463)
                                                     ----------------------------------------------------------------


OTHER INCOME (EXPENSE):
   Interest income                                             58,261              199,287              520,150
   Interest expense                                               -                    -                (23,658)
   Other income, net                                            3,101                5,777               53,357
                                                     ----------------------------------------------------------------

       Net other income                                        61,362              205,064              549,849
                                                     ----------------------------------------------------------------

NET INCOME (LOSS)                                             359,231           (4,197,567)         (16,035,614)

LESS PREFERENCE STOCK DIVIDENDS                                   -                    -                (28,169)

                                                     ----------------------------------------------------------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES          $      359,231       $   (4,197,567)     $   (16,063,783)
                                                     ================================================================

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE   $          .03       $         (.35)
                                                     ==========================================

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                             12,356,440           12,153,264
                                                     ==========================================


DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                             12,364,917           12,153,264
                                                     ==========================================

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                              Deficit
                                                                 Common                                     Accumulated
                       Preferred Stock       Common Stock       Stock Sub-  Additional                       During the   Deferred
                    -------------------- --------------------   scriptions   Paid-in   Series C   Series D   Development  Consulting
                      Shares    Amount     Shares     Amount    Receivable   Capital   Warrants   Warrants     Stage       Expense
                    ----------------------------------------------------------------------------------------------------------------
Issuance of
 common stock for
 cash at inception          - $        -   1,170,000  $   1,300  $       -  $        -  $      -  $       - $           - $       -

Net loss                    -          -           -          -          -           -         -          -        (3,450)        -
                    ----------------------------------------------------------------------------------------------------------------


BALANCE as of
  December 31, 1993         -          -   1,170,000      1,300          -           -         -          -        (3,450)        -

Issuance of
 preferred stock
 for cash           1,440,000    560,000           -          -          -           -         -          -             -         -

Issuance of
 common stock for
 services and stock
 subscriptions
 receivable                 -          -     193,500    208,500  $(198,500)          -         -          -             -         -

Unpaid dividends
 on preference
 stock                      -          -           -          -          -           -         -          -       (16,780)        -

Net loss                    -          -           -          -          -           -         -          -      (906,948)        -
                    ----------------------------------------------------------------------------------------------------------------
BALANCE as of
  December 31, 1994 1,440,000 $  560,000   1,363,500  $ 209,800  $(198,500) $        -  $      -  $       - $    (927,178)$       -

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                                                              Deficit
                                                                 Common                                     Accumulated
                       Preferred Stock       Common Stock       Stock Sub-  Additional                       During the   Deferred
                    -------------------- --------------------   scriptions   Paid-in   Series C   Series D   Development  Consulting
                      Shares    Amount     Shares     Amount    Receivable   Capital   Warrants   Warrants     Stage       Expense
                    ----------------------------------------------------------------------------------------------------------------
Issuance of
 preferred stock
 for cash             362,403 $  604,001           -  $       -  $       -  $        -  $      -  $       - $           - $       -

Issuance of
 common stock
 for stock
 subscriptions
 receivable                 -          -      70,000      1,400   (140,000)    138,600         -          -             -         -

Reduction in stock
 subscriptions
 receivable
 (cash and services)        -          -           -          -    288,500           -         -          -             -         -

Unpaid dividends on
 preference stock           -          -           -          -          -           -         -          -       (11,389)        -

Exchange of debt
 for common stock           -          -     396,500    386,000          -      99,000         -          -             -         -

Issuance of common
 shares to
 stockholders under
 antidilution
 provisions                 -          -      90,000    180,000          -    (180,000)        -          -             -         -

Business
 combination       (1,802,403)(1,164,001)  2,102,403   (696,752)         -   1,860,753         -          -             -         -

Issuance of common
 stock for cash,
 net of expenses            -          -   4,256,250     85,125          -   7,193,935         -          -             -         -

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                                                              Deficit
                                                                 Common                                     Accumulated
                       Preferred Stock       Common Stock       Stock Sub-  Additional                       During the   Deferred
                    -------------------- --------------------   scriptions   Paid-in   Series C   Series D   Development  Consulting
                      Shares    Amount     Shares     Amount    Receivable   Capital   Warrants   Warrants     Stage       Expense
                    ----------------------------------------------------------------------------------------------------------------
Exercise of
 stock options
 for common stock
 subscriptions
 receivable                 - $        -     288,000  $   5,760  $(209,500) $  203,740  $      -  $       - $           - $       -
Net loss                    -          -           -          -          -           -         -          -    (2,919,489)        -
                    ----------------------------------------------------------------------------------------------------------------
BALANCE as of
 December 31, 1995          -          -   8,566,653    171,333   (259,500)  9,316,028         -          -    (3,858,056)        -

Cash received
 for stock
 subscriptions
 receivable                 -          -           -          -     50,300           -         -          -             -         -

Exercise of
 common stock
 options                    -          -      45,000        900          -      16,650         -          -             -         -

Exercise of
 common stock
 warrants                   -          -      45,000        900          -      74,250         -          -             -         -

Grant of stock
 options for
 consulting
 services                   -          -           -          -          -     134,000         -          -             -   (40,200)

Net loss                    -          -           -          -          -           -         -          -    (4,093,388)        -
                    ----------------------------------------------------------------------------------------------------------------
BALANCE as of
 December 31, 1996          - $        -   8,656,653  $ 173,133  $(209,200) $9,540,928  $      -  $       - $  (7,951,444)$ (40,200)

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                                                              Deficit
                                                                 Common                                     Accumulated
                       Preferred Stock       Common Stock       Stock Sub-  Additional                       During the   Deferred
                    -------------------- --------------------   scriptions   Paid-in   Series C   Series D   Development  Consulting
                      Shares    Amount     Shares     Amount    Receivable   Capital   Warrants   Warrants     Stage       Expense
                    ----------------------------------------------------------------------------------------------------------------
Exercise of
 common stock
 options                    - $        -     110,000  $   2,200  $       -  $  181,575  $      -  $       - $           - $       -
                                                                                                                             -
Issuance of
 common stock and
 common stock
 warrants for
 cash, net
 of expenses                -          -   1,263,189     25,264          -   2,180,343   310,994    388,158             -         -

Issuance of
 common stock
 for services               -          -     100,000      2,000          -     210,500         -          -             -         -

Net loss                    -          -           -          -          -           -         -          -    (4,274,003)        -
                    ----------------------------------------------------------------------------------------------------------------
BALANCE as of
 December 31, 1997          -          -  10,129,842    202,597   (209,200) 12,113,346   310,994    388,158   (12,225,447)  (40,200)

Exercise of
 common stock
 warrants                   -          -      85,000      1,700          -     168,300         -          -             -         -

Issuance of
 common stock and
 conversion of
 Series C warrants
 to Series D
 warrants                   -          -     256,598      5,132          -      (5,132) (310,994)         -             -   310,994

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                                                              Deficit
                                                                 Common                                     Accumulated
                       Preferred Stock       Common Stock       Stock Sub-  Additional                       During the   Deferred
                    -------------------- --------------------   scriptions   Paid-in   Series C   Series D   Development  Consulting
                      Shares    Amount     Shares     Amount    Receivable   Capital   Warrants   Warrants     Stage       Expense
                    ----------------------------------------------------------------------------------------------------------------
Issuance of
 common stock
 and common stock
 warrants for cash,
 net of expenses            - $        -   1,860,000  $  37,200  $       -  $2,518,159  $      - $1,078,800 $           - $       -

Issuance of
 common stock
 warrants for
 service                    -          -           -          -          -           -         -    163,500             -         -

Cash received
 for stock
 subscriptions
 receivable                 -          -           -          -      9,000           -         -          -             -         -

Issuance of
 common stock
 options for
 services                   -          -           -          -          -       7,200         -          -             -         -

Issuance of
 common stock
 for services               -          -      25,000        500          -     (13,500)        -     13,000             -         -

Net loss                    -          -           -          -          -           -         -          -    (4,197,567)        -
                    ----------------------------------------------------------------------------------------------------------------
BALANCE as of
 December 31, 1998          -          -  12,356,440    247,129   (200,200) 14,788,373         -  1,954,452   (16,423,014)  (40,200)

Reduction in stock
 subscriptions
 receivable                 -          -           -          -    200,200           -         -          -             -         -

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                                                              Deficit
                                                                 Common                                     Accumulated
                       Preferred Stock       Common Stock       Stock Sub-  Additional                       During the   Deferred
                    -------------------- --------------------   scriptions   Paid-in   Series C   Series D   Development  Consulting
                      Shares    Amount     Shares     Amount    Receivable   Capital   Warrants   Warrants     Stage       Expense
                    ----------------------------------------------------------------------------------------------------------------
Modification of
 options
 previously
 granted to
 employees                  - $        -           -  $       -  $       -  $   97,126  $      -  $       - $           - $       -

Stock options
 granted in
 exchange for
 services
 rendered                   -          -           -          -          -     (20,100)        -          -             -    20,100

Stock options
 forfeited                  -          -           -          -          -           -         -          -             -    20,100

Net income                  -          -           -          -          -           -         -    359,231             -         -
                    ----------------------------------------------------------------------------------------------------------------
BALANCE as of
 December 31, 1999          - $        -  12,356,440  $ 247,129  $       - $14,865,399  $      - $1,954,452 $ (16,063,783)$       -
                    ================================================================================================================

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

                                                                                                      Period from
                                                                   Year Ended December 31,            Inception to
                                                              ------------------------------------    December 31,
                                                                     1999              1998               1999
                                                              ---------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                          $      359,231    $   (4,197,567)    $   (16,035,614)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization                                 382,597           430,315           1,340,570
        Allowance for doubtful accounts receivable                    125,800               -               125,800
        Common stock issued for services                                  -                 -               231,000
        Noncash consulting expense                                    117,226            23,700             381,726
        Loss on disposition of assets                                 105,762           754,803           1,281,848
        Changes in operating assets and liabilities:
             Accounts receivable                                      359,110          (460,156)           (135,374)
             Unbilled receivables on contracts                        142,414          (142,414)                -
             Inventories                                                2,520            69,832                 -
             Prepaid expenses and other                                 7,887            19,460             (36,869)
             Amounts due from related parties                          21,663           (24,808)             (3,145)
             Other assets                                                 -               1,143             (27,000)
             Accounts payable                                         (12,546)         (452,710)              4,692
             Accrued liabilities                                     (201,782)           36,275             120,983
             Amounts due to related parties                               -            (127,195)                -
             Deferred royalty revenue                              (3,750,000)        2,000,000                 -
                                                              ---------------------------------------------------------

              Net cash used in operating activities                (2,340,118)       (2,069,322)        (12,751,383)
                                                              ---------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                (35,940)         (709,827)         (2,918,848)
    Purchase of patents and technology                                    -                 -              (356,146)
    Proceeds from the sale of assets                                    2,000             4,517               6,517
                                                              ---------------------------------------------------------

              Net cash used in investing activities                   (33,940)         (705,310)         (3,268,477)
                                                              ---------------------------------------------------------



SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Increase (Decrease) in Cash

                                                                                                    Period from
                                                                   Year Ended December 31,          Inception to
                                                              -----------------------------------   December 31,
                                                                   1999             1998                1999
                                                              --------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                       $         -      $   2,725,359     $    12,487,801
   Proceeds from issuance of common stock warrants                        -          1,078,800           1,777,952
   Proceeds from stock subscriptions                                   74,400            9,000             413,700
   Proceeds from issuance of preferred stock                              -                -             1,164,001
   Proceeds from issuance of redeemable preference stock                  -                -               240,000
   Payments on redeemable preference stock and dividends                  -                -              (268,169)
   Net repayments on stockholder loans                                    -                -               385,000
                                                              --------------------------------------------------------

              Net cash provided by financing activities                74,400        3,813,159          16,200,285
                                                              --------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                    (2,299,658)       1,038,527             180,425

CASH AT BEGINNING OF THE PERIOD                                     2,480,083        1,441,556                 -
                                                              --------------------------------------------------------

CASH AT END OF THE PERIOD                                       $     180,425    $   2,480,083     $       180,425
                                                              ========================================================

 SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:

   For the period from inception to December 31, 1999, the Company recorded in-kind dividends on the redeemable preferred stock of $28,169.

   For the period from inception to December 31, 1999, the Company issued common stock for subscriptions receivable of $548,000.

   For the period from inception to December 31, 1999, the Company converted certain stockholder loans and amounts due to stockholders to common stock totaling $485,000.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    NATURE OF OPERATIONS AND BUSINESS COMBINATION

Nature of Operations

Specialized Health Products International, Inc. together with its wholly and majority owned subsidiaries, Specialized Health Products, Inc. ("SHP"), Specialized Cooperative Corporation ("SCC"), Iontophoretics Corporation ("IPC"), and Safety Syringe Corporation ("SSC") (collectively, the "Company") is a development stage company which is primarily engaged in developing cost-effective, disposable, proprietary healthcare products designed to limit or prevent the risk of accidental needle sticks which may cause the spread of blood-borne diseases such as HIV/AIDS and hepatitis B. The Company's activities since inception have focused on research and development of products, obtaining financing, recruiting personnel and identifying and contracting with manufacturers, distributors and strategic partners. The Company has a portfolio of proprietary, safety healthcare products that are in various stages of production, pre-production, development and research. The Company principally intends to use third parties to manufacture, market and distribute its products worldwide.

Development Stage Presentation

The Company is in the development stage and has incurred significant cumulative net losses. The Company experienced only minimal profitability in 1999 and prior to that incurred net losses since inception. The Company incurred negative cash flows from operating activities of $2,340,118 and $2,069,322 during the years ended December 31, 1999 and 1998, respectively. Sales of the products based on the Company's proprietary technologies have been minimal. As of December 31, 1999, the Company had an accumulated deficit of $16,063,783. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's success in raising sufficient funding, bringing its products to commercialization, reducing costs and entering into favorable contracts with third-party manufacturers, distributors and strategic partners.

Although there can be no assurance, the Company believes that existing cash and expected cash flows from existing and potential distribution and license agreements (see Note 3), will be sufficient to support the Company's operations at least through December 31, 2000. Management has negotiated agreements with third parties to assist in the development, financing, manufacturing and distribution of its products under development or near commercialization. The Company's inability to obtain additional funding, as required, could severely impair its business operations and there can be no assurance that the Company's operating plan will be successful.

The Company is subject to certain risk factors due to its development stage status, the industry in which it competes and the nature of its operations. Many of these factors may be unforeseen and beyond the Company's control. These risk factors include:

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

b) The Company's need for capital during the next year or more will vary based upon a number of factors, including the rate at which demand for its products expands, the level of sales and marketing activities for the Safety Cradle(R) sharps container product and the level of effort needed to develop and commercialize other products utilizing the Company's medical needle and other technologies. If additional funds are not successfully raised, the lack of liquidity will likely have a material adverse effect on the Company.

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

e) The Company anticipates that it will be dependent on third-party contracts for the distribution of its products, none of which have been successful to date.

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

At the closing of the business combination, Russco's 300,000 shares of common stock remained outstanding as common stock of the Company and Russco issued 3,602,403 shares of its common stock for all of the issued and outstanding shares of SHP's common and preferred stock. The business combination was treated as a reverse merger for accounting purposes. SHP was determined to be the acquiring company even though Russco issued its common shares to acquire SHP because the stockholders of SHP received the significant majority of the outstanding common stock of the Company. In addition, management of SHP became the management of the Company. Because Russco had limited operations, the business combination was accounted for as a purchase transaction with the net assets of Russco (which were insignificant) being recorded at their estimated fair value at the date of closing and the operating results of Russco prior to the business combination not being included with the historical operating results of SHP.

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

Cash

Cash is comprised of checking and money market accounts at a bank. As of December 31, 1999, the Company had demand deposits at a bank in excess of the $100,000 limit for insurance by the Federal Deposit Insurance Corporation.

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

Other Assets

Other assets consist primarily of purchased technology rights and patents, and related patent costs such as outside legal fees. These costs are being amortized on a straight-line basis over seven years. Accumulated amortization totaled approximately $423,000 at December 31, 1999. Management evaluates the recoverability of these costs on a periodic basis, based on sales of the product related to the technology, existing or expected sales contracts, revenue trends and projected cash flows.

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

During 1999, the Company adjusted the estimated useful lives of certain manufacturing molds in order to properly reflect the realized value of the molds at December 31, 1999. As a result of the adjustment, an additional $108,554 of depreciation expense was recognized during 1999.

During 1998, the Company elected to abandon the further manufacture and distribution of the ExtreSafe(R) Lancet Strips. As a result, the Company wrote off $49,853 of inventory, $7,380 of patent costs, net of accumulated amortization, and $739,924 of fixed assets, net of accumulated depreciation, related to the discontinued product that cannot be utilized by the Company for other purposes.

Also during 1998, the Company adjusted the estimated useful lives of certain patents in order to properly reflect the fair market value of the patents at December 31, 1998. As a result of the adjustment, an additional $144,169 of amortization expense was recognized during 1998.

Revenue Recognition

Sales are recognized when product is shipped to the customer. Development fees are recognized in the period that the related services are performed. Royalty revenues are recognized as revenues when the related products are sold or upon the Company's fulfillment of any future obligation under the related agreements.

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

Fair Value of Financial Instruments

The book values of the Company's financial instruments approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 2000, and is not expected to have a material impact on the Company's consolidated financial statements.

Basic and Diluted Net Income (Loss) Per Common Share

As a result of the Company incurring net losses for the year ended December 31, 1998, both basic and diluted net loss per common share for that year are based on the weighted average number of common shares outstanding. Stock options and warrants prior to conversion are not included in the calculation of diluted net loss per common share for that year because their inclusion would be antidilutive, thereby reducing the net loss per common share. Options and warrants to purchase 6,020,287 shares of common stock at exercise prices ranging from $1.25 to $2.625 per share were outstanding at December 31, 1999 but were not included in the computation of diluted EPS for the year then ended because the exercise price was greater than the average market price of the common shares and as such, their inclusion would be antidilutive. Options to purchase 18,000 common shares were dilative and therefore were considered in the 1999 calculation of diluted EPS.

Reclassifications

Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the current year presentation.

(3)      DISTRIBUTION AND LICENSE AGREEMENTS

Becton Dickinson and Company

In August 1996, the Company entered into an exclusive distribution agreement with Becton Dickinson and Company Sharps Disposal Systems Division relating to the Company's Safety Cradle(R) sharps container products. The agreement granted Becton Dickinson an exclusive worldwide right to market and distribute the Company's sharps container products for an initial term of three years. The first sales pursuant to the agreement occurred in the first quarter of 1997; however, as a result of Becton Dickinson's failure to meet minimum purchase requirements set forth in the agreement, the Company terminated the agreement during 1998. Sales of the Safety Cradle(R) sharps have been minimal.

In May 1997, the Company entered into an exclusive license agreement with Becton Dickinson and Company Infusion Therapy Division relating to a single application of the Company's ExtreSafe(R) safety needle withdrawal technology. Pursuant to the terms of the agreement, Becton Dickinson paid $4,000,000 to the Company of which $3,750,000 was for advanced royalties for sales of product and $250,000 was for a product development fee. In June 1999, Becton Dickinson and the Company amended the license agreement. The amendment provides that the $3,750,000 previously paid by Becton Dickinson to the Company will not be credited against future earned royalties and the Company will have no further obligation of any kind to Becton Dickinson with respect to these payments. Accordingly, the $3,750,000 of deferred royalty revenue was recognized as revenue during 1999. The Company will not be manufacturing product in connection with the license agreement.

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

The agreement also provides for an ongoing joint cooperative program between Johnson & Johnson and the Company which derives future funding directly from sales of Company created products, the possibility of low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which are jointly approved for development. The Company anticipates that Johnson & Johnson will perform substantially all of the manufacturing under the Johnson & Johnson agreement during 2000. The Company and Johnson & Johnson also entered into arrangements whereby they are pursuing development and commercialization of four additional products. The Company anticipates that sales of one product under the Johnson & Johnson agreement will begin in the year 2000 with additional products scheduled for introduction into the market in 2001. There is no assurance that the Company will realize revenues under the Johnson & Johnson agreement or that any of these products will be launched as anticipated.

Kendall Healthcare Products Company

In November 1999, the Company and Kendall Healthcare Products Company, a division of Tyco Healthcare Group LP ("Kendall") entered into a Development and License Agreement (the "Kendall Agreement") relating to one application of the Company's needle technology in the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective March 29, 2000 upon obtaining the required approvals of Kendall and the Company. In April 2000, the Company received $1,500,000, less $35,044 representing the Company's share of certain patent filing costs, under the Kendall Agreement and will receive an additional $1,000,000 upon the sale of commercial quantities of products, in exchange for the Company assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related patents for one technology. The assignment of the patent rights to Kendall is subject to a preexisting license agreement and the retention by the Company of an exclusive, royalty free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for SHPI to receive development fees and ongoing royalties, including a $500,000 advance royalty payment upon the sale of commercial quantities of products. It is anticipated that Kendall will manufacture all products that are subject to the Kendall Agreement. There is no assurance that products will be launched as anticipated or that the Company will realize revenues under the Kendall Agreement.

(4)      INVESTMENT IN QUANTUM IMAGING CORPORATION

In October 1995, the Company entered into a joint venture agreement with Zerbec, Inc. ("Zerbec"). Under the terms of the agreement, the Company and Zerbec formed Quantum Imaging Corporation ("QIC"), a Utah corporation, to develop, manufacture, distribute and market products and technologies using a patented solid state filmless digitized imaging system. For a 50 percent interest in QIC (before considering potential dilution as a result of not meeting funding requirements), the Company was obligated to pay QIC $15,000 a month, which in turn was paid to Zerbec to perform research and development on QIC's behalf through March 31, 1997. The Company was also obligated to pay the general and administrative expenses of QIC up to $15,000 per month through March 31, 1997. Subsequent to March 31, 1997, the Company continued to pay certain research and development and general and administrative expenses. The Company provided funding to QIC of approximately $49,500 and $469,300 during 1999 and 1998, respectively, all of which the Company expensed and QIC used to fund research and development and to cover administrative expenses. Assets and liabilities of QIC were insignificant as of December 31, 1999.

During 1999, Zerbec exercised its option to acquire two thirds of the Company's interest in QIC for nominal consideration. As a result of Zerbec exercising its rights, the Company's ownership was reduced to approximately 17 percent of the outstanding common stock of QIC.

(5)      TECHNOLOGY OPTION TO PURCHASE AGREEMENT

In June 1998, the Company entered into an Option to Purchase Agreement (the "Option Agreement") with the University of Texas System to purchase certain patents and related technology, research and development for a total purchase price of $2,400,000. In accordance with the Option Agreement, a $240,000 non-refundable payment was made in July 1998 with the balance of $2,160,000 to be paid within 30 days of the exercise of the purchase option. The Company retained the exclusive right to exercise the option and acquire the patents and related technology for a period of one year from the date of the execution of the Option Agreement or within 14 days of notification of successful completion of animal toxicity studies. The Company received notice of successful completion of the toxicity studies in February 1999 and subsequently entered into four amendments to the Option Agreement resulting in extensions of the exercise period through May 2000. The Company paid a total of $265,000 in extension fees. The Company was reimbursed for the majority of these fees from a third party who expressed an interest in acquiring the technology from the Company upon exercise of the option. Subsequent to December 31, 1999, the third party determined that it would not complete the acquisition. As the Company was not in a position to exercise the option, the option was allowed to expire effective January 23, 2000. The Company has no obligation to make additional cash payments to the University of Texas System.

In connection with this Option Agreement, the Company entered into consulting agreements with three individuals who were the principal inventors of the technology. These consulting agreements provide for the individuals to assist the Company to successfully develop the related technology. The individuals were to provide a minimum of 50 hours of services annually for which they would be compensated at a rate of $150 per hour. Each individual also executed stock option agreements with the Company's subsidiary, IPC, which is the entity entering into the Option Agreement and the individual consulting agreements. The stock option agreements provide for the individuals to purchase up to 40,000 shares of IPC common stock at an exercise price of $.01 per share in 10,000 share increments based on achieving certain milestone events in the future. During 1998, IPC recorded $7,200 of consulting expense related to the granting of these options. During 1999, based on the achievement of certain milestones, 20,000 of the options granted to each of the three individuals vested, at which time one individual elected to exercise the options in exchange for 20,000 shares of IPC no par value common stock.

(6)      COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases office space, equipment, and vehicles under noncancellable operating leases. The following summarizes future minimum lease payments under operating leases at December 31, 1999:

                   Year Ending December 31,

                           2000                     $      295,000
                           2001                            306,766
                           2002                            319,001
                           2003                            135,366
                                                  -----------------

                                                    $    1,056,133
                                                  =================


Rental expense for the years ended December 31, 1999 and 1998 totaled approximately $315,000 and $204,000, respectively.

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

The Company elected to abandon the further manufacture and distribution of the product utilizing the technology encompassed by one of these royalty agreements. As a result, the royalty agreement was terminated by the Company and related technology rights and patents were forfeited during 1998. All inventory, patents and fixed assets used in the manufacture of the discontinued product, which cannot be utilized by the Company for other purposes, were written off in 1998 (see Note 2).

In January 1998, the Company issued warrants to purchase 750,000 common shares with an exercise price of $2.00 per share to a director and officer of the Company and his assigns in consideration of the Company's release from its obligations under certain royalty agreements (see Note 11). As a result of these events, the Company has no further obligations under any royalty agreements.

Employment Agreements

The Company has entered into an employment agreement with one of its key employees. The agreement is for a term of three years and provides for an annual aggregate base salary of $190,000 to be reviewed annually by the Compensation Committee of the Board of Directors and adjusted as deemed appropriate. Upon termination of employment without cause, salary and certain benefits will continue to be paid through the expiration of the agreement. The agreement has customary provisions for other benefits and includes noncompetition clauses.

In December 1998 and again in November 1999, a previously existing employment agreement was amended to allow for two cash payments totaling $115,000 in exchange for outstanding common stock warrants held by the employee. The exchange may be elected by the employee if the fair market value of the Company's common stock does not reach specified amounts by January 31, 1999 and January 31, 2001. Additionally, the January 31, 2001 exchange may be accelerated, at the employee's option, should the Company's consolidated cash position fall below a specified level. Upon election of the accelerated exchange, the cash compensation would be reduced by $625 each month between the date the exchange occurs and January 3,1 2001. On January 31, 1999, the Company paid $50,000 to the employee upon exercise of the first option.

Litigation

The Company was involved in litigation with Lerrink, Swann & Company ("Leerink") with respect to a dispute over investment banking commissions. In July 1999, the parties entered into a Settlement Agreement and General Release of Claims whereby the Company paid Leerink $140,000 and all claims relating to the lawsuit were released and the lawsuit was dismissed. The Company entered into the Settlement Agreement in order to minimize the ongoing cost and expenses relating to the litigation as well as the disruption to its business.

(7)      STOCK OPTIONS

During 1994, the Board of Directors of SHP approved a nonqualified stock option plan for its officers, directors and employees, and authorized 396,000 shares of common stock for issuance. During 1994, options to acquire 396,000 common shares were granted at prices ranging from $.39 to $1.11 per share. The exercise prices of the options were equivalent to the estimated fair market value of the underlying stock as determined by SHP's Board of Directors at the dates of grant. No options were exercised or lapsed during 1994. On the date of the business combination, as discussed in Note 1, all of the options issued under the plan became outstanding obligations of the Company. On September 1, 1995, options to acquire 288,000 shares were exercised, primarily by directors and officers of the Company, from which the Company received $209,500 in non-interest bearing common stock subscriptions receivable. All common stock subscriptions receivable are due upon demand. During 1996, options to acquire 45,000 shares were exercised at $.39 per share and 22,500 options were canceled. The remaining 40,500 options became exercisable during 1997, of which 22,500 were exercised at $.39 per share. As of December 31, 1999, 18,000 options are exercisable at $.39 per share. These options expire in September 2005.

Effective September 1995, the Company's Board of Directors approved the adoption of the Specialized Health Products International, Inc. Stock Option Plan. The plan is a nonqualified stock option plan and is administered by the Board of Directors. The plan provided for the issuance of 1,500,000 shares of common stock to officers, directors, other key employees and consultants. The exercise prices of the options granted under this plan may not be less than 100 percent of the fair market value of the underlying common stock on the date of grant. The options are exercisable for a period defined by the Board of Directors at the date granted; however, no stock option may be exercisable more than five years from the date of grant.

Effective August 1998, adoption of the Specialized Health Products International, Inc. 1998 Stock Option Plan was approved by the Company's Board of Directors. The plan is a nonqualified stock option plan and is administered by the Board of Directors. The plan provides for the issuance of up to 2,000,000 shares of common stock to directors, officers, employees and consultants. The exercise prices of the options granted may not be less than the greater of $2.00 per share of common stock or the fair market value (or 110 percent of such fair market value when the optionee is a ten percent stockholder) of the underlying common stock on the date of grant. The options are exercisable for a period not to exceed ten years (or five years when the optionee is a ten percent shareholder) from the date of grant.

As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 ("APB No. 25") and related interpretations in accounting for certain aspects of its stock-based compensation plans. Accordingly, no compensation cost has been recognized for stock options granted to officers, directors and other key employees as options were granted at the intrinsic fair market value. The Company recognized $117,226 and $23,700 of consulting expense during 1999 and 1998, respectively, related to certain options and warrants granted to nonemployee consultants in accordance with SFAS No. 123.

Had compensation cost been determined based on the fair value at the grant date for awards under its plans consistent with the method prescribed by SFAS No. 123, the Company's net loss and basic and diluted net loss per common share would have been increased to the pro forma amounts presented below:

                                                     1999        1998

                                                ------------- ---------------
Net income (loss):                 As reported   $    359,231 $   (4,197,567)


                                   Pro forma         279,915     (4,769,148)

Basic net income (loss) per
  common share:                    As reported          .03            (.35)
                                   Pro forma            .02            (.39)


Diluted net income (loss)
  per common share:                As reported          .03            (.35)
                                   Pro forma            .02            (.39)

Because the SFAS No. 123 method of accounting has not been applied to options and certain warrants granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company's option plans as of December 31, 1999 and 1998, and changes during the years then ended is presented below:

                                           1999                             1998
                              -------------------------------- --------------------------------
                                                 Wtd. Avg.                        Wtd. Avg.
                                  Shares      Exercise Prices      Shares      Exercise Prices
                              --------------- ---------------- --------------- ----------------
Outstanding at beginning of
  year                            1,493,500        $ 2.11          1,481,500       $ 2.11
Granted                             254,000          2.00             35,000         1.65
Exercised                               -             -                    -
Forfeited                           (94,000)         0.85            (23,000)        1.55
                              ---------------                  ---------------
Outstanding at
  end of year                     1,653,500          2.08          1,493,500         2.11
                              ===============                  ===============
Exercisable at
  end of year                     1,458,500          1.30          1,307,905         2.06
                              ===============                  ===============

Weighted average fair value
of options granted              $      0.32                      $       .74
                              ===============                  ===============


The following table summarizes information about the stock options outstanding at December 31, 1999:

                                              Options Outstanding                           Options Exercisable
                            --------------------------------------------------- ---------------------------------------
                                 Number           Wtd. Avg.                           Number
                               Outstanding        Remaining        Wtd. Avg.        Exercisable         Wtd. Avg.
          Range of             At December       Contractual       Exercise         at December          Exercise
       Exercise Prices          31, 1999            Life             Price           31, 1999             Price
   ------------------------ ------------------ ----------------- -------------- -------------------- -----------------
    $     0.3900                     18,000        0.67 years     $   0.3900              18,000       $     0.3900
          1.2500                     10,000         3.85              1.2500              10,000             1.2500
          1.6250                      5,000         3.60              1.6250               5,000             1.6250
          1.7500                      5,000         3.44              1.7500               5,000             1.7500
          1.8125                     10,000         3.38              1.8125                   -               -
          2.0000                  1,293,310         1.26              2.0000           1,138,310             2.0000
          2.0625                     50,000         2.87              2.0625              25,000             2.0625
          2.6250                    262,190         1.84              2.6250             257,190             2.6250
                            ------------------                                  --------------------
    $.39 to 2.625                 1,653,500                       $   2.076            1,458,500       $     1.3010
                            ==================                                  ====================

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999 and 1998: risk-free interest rate of 6.0 percent in both years; expected lives of 2 years and 2.4 years, respectively; expected dividend yields of zero percent in both years; expected volatility of 68 percent in both years.

In calculating the pro forma net loss and pro forma basic and diluted net income
(loss) per share, the Company has also considered the effect of 800,000 common stock warrants issued to a director and officer (see Notes 6 and 11) and an employee of the Company during 1998. The issuance of the warrants were accounted for in accordance with APB No. 25. For disclosure purposes under SFAS No. 123, the fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: risk-free interest rate of 6.0 percent; expected lives of 2 years; expected dividend yield of zero; expected volatility of 68 percent.

(8)      RECENT CAPITAL TRANSACTIONS

In January 1998, the Company completed a private placement offering (the "January Private Placement") in which it sold 2,610,000 units at $2.00 per unit for total consideration of approximately $4,948,500, net of expenses. Each unit consists of one share of the Company's common stock and one Series D warrant to purchase one share of common stock at a price of $2.00. Of the total net proceeds, approximately $1,365,200 was received in December 1997 and approximately $3,583,300 was received in January 1998. The Company allocated approximately $1,350,800 of the total proceeds to the Series D warrants based on their relative fair values. Of the total units, 750,000 were sold in December 1997 and 1,860,000 were sold in January 1998.

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

The Series D warrants are exercisable for a period of two years from the effective date of a registration statement covering the resale of the shares of common stock underlying the Series D warrants by the holder, which period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Securities Act of 1933 is not available. Such a registration statement has yet to be filed. The Company may accelerate the expiration of the Series D warrants in the event that the average market price of the Company's common stock exceeds $6.00 per share for ten consecutive trading days. In the event the Company accelerates the expiration of the Series D warrants, the holders of the Series D warrants would be permitted to exercise the Series D warrants during a period of not less than 20 days following notice of such event.

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

The following summarizes all warrant activity for the Company for the years ended December 31, 1999 and 1998.

                                          1999                             1998
                              -------------------------------- -------------------------------
                                                 Wtd. Avg.                       Wtd. Avg.
                                                  Exercise                        Exercise
                                  Shares           Prices          Shares          Prices
                              ---------------- --------------- --------------- ---------------
Outstanding at beginning of
  year                              4,409,787       $ 2.00         5,322,313     $  2.62
Granted                                25,000         2.00         3,659,787        2.00
Exercised                              -                -            (85,000)       2.00
Forfeited                             (50,000)        2.00        (4,487,313)       2.73
                              ----------------                 ---------------
Outstanding at end of year          4,384,787       $ 2.00         4,409,787     $  2.00
                              ================                 ===============

(9)     INCOME TAXES

The Company recognized no income tax expense in 1999 and 1998 due to its incurring net operating losses. The Company did not record any income tax benefit related to the net operating losses and other deferred tax assets as management established a valuation allowance against the entire amount of those assets. Significant components of the Company's deferred income tax assets and deferred income tax liabilities as of December 31, 1999 are as follows:

                                                             1999
                                                     ---------------------
Deferred income tax assets:
   Net operating loss carryforwards                     $    5,380,305
   Non cash compensation expense                               107,471
   Accrued vacation                                              9,746
   Loss on disposition of assets                               213,262
   Patent costs                                                169,698
   Other                                                         6,069
                                                     ---------------------

       Total gross deferred income tax assets                5,886,551
   Less valuation allowance                                 (5,544,357)
                                                     ---------------------
       Net deferred income tax assets                          342,194

Deferred income tax liability -
  Property and equipment                                      (342,194)
                                                     ---------------------

       Net deferred income tax liability                $           -
                                                     =====================


The net change in the total valuation allowance for the year ended December 31, 1999 was a decrease of $298,935.

At December 31, 1999, the Company had total tax net operating losses of approximately $14,424,000 that can be carried forward to reduce federal income taxes. If not utilized, the tax net operating loss carryforwards begin to expire in 2009. As defined in Section 382 of the Internal Revenue Code, the Company has undergone a greater than 50 percent ownership change. Consequently, a certain amount of the Company's tax net operating loss carryforwards available to offset future taxable income in any one year may be limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforwards not utilized in prior years.

(10)     EMPLOYEE BENEFIT PLAN

Employees who are 21 years of age are eligible for participation in the Specialized Health Products 401(k) Plan and may elect to make contributions to the plan. The Company matches 100 percent of such contributions up to five percent of the individual participant's compensation. The Company's combined contribution to the plan was approximately $66,800 and $66,900 for the years ended December 31, 1999 and 1998, respectively.

(11)     RELATED-PARTY TRANSACTIONS

In January and February 1999, the Company entered into consulting agreements with a former director and officer of the Company and relatives of a director and officer of the Company. During 1999, the Company paid approximately $218,000 under these agreements.

During 1999, the Company entered into an agreement with a consulting services firm of which one of the Company's board members is a partner. In exchange for consulting services rendered during the year, the Company paid approximately $90,000 (including reimbursement of costs) under the agreement.

In January 1998, 1,000,000 shares of the Company's common stock and 1,000,000 Series D common stock warrants were issued to Johnson & Johnson Development Corporation in conjunction with the private placement offering closed on January 20, 1998. Johnson & Johnson owns 8.1 percent of the Company.

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

During 1998, the Company advanced approximately $28,700 to a former director and stockholder of the Company. The advance was non-interest bearing and was repaid in full during 1998.

In December 1997, the Company borrowed $45,000 from one of its directors and officers to assist in the cash flow needs of the Company. The loan bore interest at 10 percent and was repaid in full in January 1998.

In 1995, the Company entered into an agreement with a former director, the president and a vice president of the Company, whereby these individuals had the opportunity to receive up to an aggregate of 2,000,000 shares of common stock based upon the Company achieving a specified pre-tax consolidated income over a certain period of time. The Company did not reach the levels specified in the agreement for any period. As such, the earn-out shares did not vest and the agreement expired effective December 31, 1998.

(12)     SUBSEQUENT EVENTS

In January 2000, the Company granted to various employees options to acquire 299,000 shares of the Company's common stock at an exercise price of $2.00 per share. The options vest over a three-year period and are exercisable for a period of ten years from the date of grant.

In February 2000, the Company entered into an agreement with a consulting services firm of which a stockholder of the Company is a partner. In exchange for services rendered, the Company will make cash payments to the consulting firm on a contingent fee basis. Under circumstances defined in the agreement, the Company may elect to pay all of part of the service fee with shares of the Company's common stock. These shares would be issued at a 25 percent discount from the average daily closing bid and ask prices of the common stock during the period as defined in the agreement.