Form 10KSB/A
period 1999-12-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2000-04-25
CIK 790228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                 FORM 10-KSB/A
                                (Amendment No. 1)

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
     Common Stock, $.02 Par Value                     None


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

         The issuer's revenues for its most recent fiscal year were $4,850,947.

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

         The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development and bring the safety medical needle technologies, blood collection devices and other products to commercial viability, and the level of sales of the new phlebotomy product due to launch in the fourth quarter of 2000. At December 31, 1999, the Company had not committed to spend any funds on capital expenditures. The Company believes that existing funds, including the $1,500,000 received from Kendall, development fees from JJM and Kendall under the respective agreements, license revenues and funds generated from commencement of product royalties under current agreements, will be sufficient to maintain operations through December 31, 2000. The Company has no contractual arrangements that guarantee that the Company will have adequate funding during 2000 and there can be no assurance that additional funding, if needed, will be available on commercially reasonable terms or at all. Any inability to obtain additional funding if needed will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

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

         Need for Additional Funds. Due to the development stage status of the Company and the uncertainty of future profits, the Report of Independent Public Accountants relating to the Company's 1999 consolidated financial statements, attached hereto, contains a "going concern" explanatory paragraph. See Consolidated Financial Statements and related Notes. The Company believes that existing funds, including the $1,500,000 received from Kendall, development fees from JJM and Kendall under the respective agreements, license revenues and funds generated from commencement of product royalties under current agreements, will be sufficient to maintain operations through December 31, 2000. The Company has no contractual arrangements that guarantee that the Company will have adequate funding during 2000 and there can be no assurance that additional funding, if needed, will be available on commercially reasonable terms or at all. Any inability to obtain additional funding when needed will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

         Negative Pricing Pressures on the Company's Safety Products. Prices for the Company's safety products may be higher than for competing conventional products which are not designed to provide the safety protection afforded by the Company's products. The Company's prices, however, are expected to be competitive with those of competing safety products. Continuing pressure from third-party payers to reduce costs in the healthcare industry as well as increasing competition from safety products made by other companies, could adversely affect the Company's selling prices. Reductions in selling prices could adversely affect operating margins if the Company cannot achieve corresponding reductions in manufacturing costs.

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

         Competition/Potential Inability to Compete. The Company is engaged in a highly competitive business and will compete directly with firms that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, and established distribution channels that are better situated in the market than the Company. The Company's competitors and potential competitors include Baxter International, Inc., Becton Dickinson and Company, Johnson & Johnson, Sage Products, Inc., Surgicutt, Inc., Miles, Inc., B. Braun, Diagnostic Corporation, Boehringer Mannheim, Inc., Kendall Healthcare Products Company, Terumo Medical Corporation, Med-Design Corporation, Bio-Plexus, Inc., Maxon, Inc., Retractable Technologies, Inc. and Univec, Inc. See "Business - Competition." Such competitors may use their economic strength to influence the market to continue to buy their existing products. These competitors may also be potential strategic partners with respect to various products as are, for example, Kendall and JJM. The Company does not have an established customer base and is likely to encounter a high degree of competition in developing a customer base. One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with the Company's products. New competitors may emerge and may develop products which compete with the Company's products. No assurance can be given that the Company will be successful in competing in this industry.

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

         Uncertainty in the Healthcare Industry. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare facilities. During the past several years, the healthcare industry has been subject to increased government regulation of reimbursement rates and capital expenditures. Among other things, third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and reimbursement levels for healthcare products and procedures. Because prices of the Company's products may exceed the price of conventional products, the cost control policies of third-party payers, including government agencies, may adversely affect use of the Company's products. The Company believes that the costs associated with accidental needlesticks, however, exceed the procurement costs of safety products such as those of the Company.

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

                                             SPECIALIZED HEALTH PRODUCTS
                                             INTERNATIONAL, INC.
                                             (Registrant)

Date: April 25, 2000                         By  /s/ David A. Robinson
                                                ----------------------
                                             David A. Robinson
                                             President, Chief Executive Officer
                                             and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Title                           Date

/s/ David A. Robinson        President, Chief Executive Officer   April 25, 2000
-------------------------    and Director (Principal
David A. Robinson            Executive Officer)


/s/ Charles D. Roe           Vice President, Chief Financial      April 25, 2000
-------------------------    Officer, Secretary and Treasurer
Charles D. Roe               (Principal Financial and Accounting
                             Officer)


/s/ Gale H. Thorne           Director and Vice President          April 25, 2000
-------------------------
Gale H. Thorne


/s/ David G. Hurley          Director                             April 25, 2000
-------------------------
David G. Hurley


/s/ David T. Rovee           Director                             April 25, 2000
-------------------------
David T. Rovee


/s/ Robert R. Walker         Director                             April 25, 2000
-------------------------
Robert R. Walker