Form 10QSB
period 2000-03-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2000-05-08
CIK 790228

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000

                         Commission File Number 0-26694

                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                93-0945003
    (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)


                    585 West 500 South, Bountiful, Utah 84010
          (Address of principal executive offices, including zip code)

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

                                 [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding as of April 28, 2000
              -----                       --------------------------------
  Common Stock, $.02 par value                   12,356,440 shares


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
         ASSETS                                                                March 31,            December 31,
         ------                                                                  2000                   1999
                                                                           ------------------    -------------------
CURRENT ASSETS:
   Cash                                                                 $             4,214    $          180,425
   Accounts receivable                                                            1,572,340               135,374
   Prepaid expenses and other                                                        17,061                36,869
   Amounts due from related parties                                                   4,620                 3,145
                                                                           ------------------    -------------------
     Total current assets                                                         1,598,235               355,813
                                                                           ------------------    -------------------
PROPERTY AND EQUIPMENT, at cost:
   Manufacturing molds                                                              474,633               474,633
   Office furnishings and fixtures                                                  552,882               552,882
   Assembly and manufacturing equipment                                             317,391               317,391
   Leasehold improvements                                                           134,869               132,326
   Automated assembly equipment                                                      71,300                71,300
                                                                           ------------------    -------------------
                                                                                  1,551,075             1,548,532
   Less accumulated depreciation and amortization                                  (874,881)             (811,041)
                                                                           ------------------    -------------------
     Net property and equipment                                                     676,194               737,491
                                                                           ------------------    -------------------
OTHER ASSETS                                                                         34,539                35,568
                                                                           ------------------    -------------------
                                                                         $        2,308,968    $        1,128,872
                                                                           ==================    ===================
                 LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable                                                      $           82,052    $            4,692
   Accrued liabilities                                                              161,717               120,983
   Advances received on development fees                                             65,028                  -
                                                                           ------------------    -------------------
     Total current liabilities                                                      308,797               125,675
                                                                           ------------------    -------------------
                                                                                  1,500,000                  -
                                                                           ------------------    -------------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 5,000,000 shares authorized,
     no shares outstanding                                                             -                     -
   Common stock, $.02 par value; 50,000,000 shares authorized,
     12,356,440 shares outstanding                                                  247,129               247,129
   Additional paid-in capital                                                    14,865,399            14,865,399
   Series D warrants to purchase common stock                                     1,954,452             1,954,452
   Deficit accumulated during the development stage                             (16,566,809)          (16,063,783)
                                                                           ------------------    -------------------
     Total stockholders' equity                                                     500,171             1,003,197
                                                                           ------------------    -------------------
                                                                        $         2,308,968  $          1,128,872
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

                                                                   Three Months Ended                   Period from
                                                        -----------------------------------------       Inception to
                                                            March 31,             March 31,              March 31,
                                                              2000                   1999                   2000
                                                        ------------------    -------------------    -------------------
REVENUES:
   Net product sales                                 $             -       $              -       $            748,228
   Development fees and related services                         202,268                553,176              2,582,149
   Technology and license fees                                     -                      -                  3,750,000
                                                        ------------------    -------------------    -------------------
     Total revenues                                              202,268                553,176              7,080,377
                                                        ------------------    -------------------    -------------------

COST OF REVENUES:
   Cost of product sales                                           -                      -                    536,002
   Cost of development fees and related services                 148,791                445,721              1,862,159
                                                        ------------------    -------------------    -------------------
     Total cost of revenues                                      148,791                445,721              2,398,161
                                                        ------------------    -------------------    -------------------
     Gross margin                                                 53,477                107,455              4,682,216
                                                        ------------------    -------------------    -------------------

OPERATING EXPENSES:
   Selling, general and administrative                           390,718                639,385             15,083,258
   Research and development                                      167,158                253,942              5,408,263
   Write-off of operating assets                                   -                      -                  1,280,557
                                                        ------------------    -------------------    -------------------
     Total operating expenses                                    557,876                893,327             21,772,078
                                                        ------------------    -------------------    -------------------

LOSS FROM OPERATIONS                                            (504,399)              (785,872)           (17,089,862)
                                                        ------------------    -------------------    -------------------

OTHER INCOME (EXPENSE):
   Interest income                                                   727                 26,973                520,877
   Interest expense                                                -                      -                     (23,658)
   Other income                                                      646                  1,085                 54,003
                                                        ------------------    -------------------    -------------------

     Total other income, net                                       1,373                 28,058                551,222
                                                        ------------------    -------------------    -------------------

LESS PREFERENCE STOCK DIVIDENDS                                    -                      -                     (28,169)
                                                        ------------------    -------------------    -------------------
NET LOSS APPLICABLE TO COMMON SHARES                 $          (503,026)  $            (757,814) $         (16,566,809)
                                                        ==================    ===================    ===================
BASIC AND DILUTED NET LOSS PER COMMON SHARE          $              (.04)  $                (.06)
                                                        ==================    ===================
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                  12,356,440             12,356,440
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

                           Increase (Decrease) in Cash
                                                                        Three Months Ended                 Period from
                                                               -------------------------------------      Inception to
                                                                  March 31,            March 31,            March 31,
                                                                     2000                1999                  2000
                                                               -----------------    ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $         (503,026)  $        (757,814) $      (16,538,640)
   Adjustments to reconcile net loss to net cash used in
     Depreciation and amortization                                      64,869              68,133           1,405,439
     Allowance for doubtful accounts receivable                          -                   -                 125,800
     Common stock issued for services                                    -                   -                 231,000
     Noncash consulting expense                                          -                   -                 381,726
     Loss on disposition of assets                                       -                   -               1,281,848
     Changes in operating assets and liabilities:
       Accounts receivable                                          (1,436,966)           (225,426)         (1,572,340)
       Unbilled receivables on contracts                                 -                 142,414                -
       Prepaid expenses and other                                       19,808             (28,073)            (17,061)
       Amounts due from related parties                                 (1,475)             12,515              (4,620)
       Other assets                                                      -                   -                 (27,000)
       Accounts payable                                                 77,360              14,121              82,052
       Accrued liabilities                                              40,734             (64,251)            161,717
       Advances received on development fees                            65,028               -                  65,028
       Deferred revenues                                             1,500,000               -               1,500,000
                                                               -----------------    ----------------     ----------------
         Net cash used in operating activities                        (173,668)           (838,381)        (12,925,051)
                                                               -----------------    ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (2,543)             (3,736)         (2,921,391)
   Purchase of short-term investments                                    -                   -                (356,146)
   Proceeds from the sale of assets                                      -                   -                   6,517
                                                               -----------------    ----------------     ----------------
         Net cash used in investing activities                          (2,543)             (3,736)         (3,271,020)
                                                               -----------------    ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                -                   -              12,487,801
   Proceeds from issuance of common stock warrants                       -                   -               1,777,952
   Proceeds from collection of stock subscriptions                       -                   -                 413,700
   Proceeds from issuance of preferred stock                             -                   -               1,164,001
   Proceeds from issuance of redeemable
     preference stock                                                    -                   -                 240,000
   Payments on redeemable preference stock
     and dividends                                                       -                   -                (268,169)
   Net borrowings on stockholder loans                                   -                   -                 385,000
                                                               -----------------    ----------------     ----------------
         Net cash provided by financing activities                       -                   -              16,200,285
                                                               -----------------    ----------------     ----------------

NET INCREASE (DECREASE) IN CASH                                       (176,211)           (842,117)             4,214

CASH AT BEGINNING OF PERIOD                                            180,425           2,480,083                -
                                                               -----------------    ----------------     ----------------

CASH AT END OF PERIOD                                       $            4,214   $       1,637,966   $           4,214
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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-KSB/A. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the operating results that may result for the year ending December 31, 2000. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its December 31, 1999 Annual Report on Form 10-KSB/A.

(2)      Basic and Diluted Net Loss Per Common Share

         Net loss per common share is based on the weighted average number of common shares outstanding. Stock options, warrants and preferred shares prior to conversion are not included in the calculation of net loss per common share because their inclusion would be antidilutive, thereby reducing the net loss per common share. Therefore, there is no difference between basic and diluted net loss per common share for the periods presented. The Company has common stock options and warrants outstanding at March 31, 2000 that, if exercised, would result in the issuance of an additional 6,349,287 shares of common stock.

(3)      Reclassifications

         Certain   reclassifications  have  been  made  in  the  prior  period's condensed consolidated financial statements to conform to the current period's presentation.

(4)      Development and License Agreement

         In November 1999, the Company and The Kendall Company, a division of Tyco Healthcare Group LP ("Kendall") entered into a Development and License Agreement (the "Kendall Agreement") relating to one application of the Company's needle technology in the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The effective date of the Kendall Agreement was subject to certain approvals that were obtained on March 29, 2000. Accordingly, the $1,500,000 technology payment specified in the Kendall Agreement has been recognized as a receivable as of March 31, 2000 in the accompanying condensed consolidated financial statements. On April 12, 2000, the Company received the $1,500,000 payment less $35,044 representing the Company's share of certain patent filing costs. The Company will receive an additional $1,000,000 upon the sale of commercial quantities of products (as defined in the agreement) or thirty months from the effective date of the agreement, whichever comes first, in exchange for the Company assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related patents. The assignment of the patent rights to Kendall is subject to a preexisting license agreement and the retention by the Company of an exclusive, royalty free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for the Company to receive development fees and ongoing royalties, including a $500,000 advance royalty payment upon the sale of commercial quantities of products. It is anticipated that Kendall will manufacture all products that are subject to the Kendall Agreement. In accordance with SAB No. 101 as issued by the Securities and Exchange Commission, the technology payments provided for in the agreement will be recognized as revenue over the estimated period for which the Company will receive economic benefit. Accordingly, at March 31, 2000, the full amounts of the technology payments have been deferred to be recognized as revenue in future periods as earned. Revenue recognition for the $2,500,000 of technology payments will be based on the relative fair values of the various products covered by the Kendall Agreement on a straight-line basis over the estimated economic lives of those products. The $1,500,000 payment received by the Company on April 12, 2000, is non-refundable and the additional $1,000,000 is receivable upon commercialization of the first product subject to the Kendall Agreement or thirty months from the effective date of the agreement, whichever comes first.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Item 2. Management's Discussion and Analysis or Plan of  Operation.

         The  following  discussion  and  analysis  provides  information  which management  believes is  relevant  to an  assessment  and  understanding  of the
Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes and Management's Discussion and Analysis or Plan of Operation for the year ended December 31, 1999. Wherever in this discussion the term "Company" is used, it should be understood to refer to Specialized Health Products International, Inc. and its wholly and majority owned subsidiaries, Specialized Health Products, Inc., Specialized Cooperative Corporation, Safety Syringe Corporation, Iontophoretics Corporation and MedInservice.com, Inc., on a consolidated basis, except where the context clearly indicates otherwise.

Overview

         From its inception, the Company has incurred losses from operations. As of March 31, 2000, the Company had cumulative net losses applicable to common shares totaling $16,566,809. To date, the Company's principal focus has been the design, development, testing and evaluation of its sharps containers, safety lancets, safety needle technologies, blood collection devices, and other safety medical products, and the design and development of various molds and production processes.

Financial Position

         The Company had $4,214 in cash as of March 31, 2000. This represents a decrease of $176,211 from December 31, 1999. The decrease in cash was largely due to ongoing selling, general and administrative costs and research and development expenditures with no product sales and minimal margins on development fees. Working capital as of March 31, 2000, increased to $1,289,438 as compared to $230,138 at December 31, 1999. This increase in working capital was primarily due to the recording of a receivable from Kendall for license and technology rights acquired in an agreement effective on March 29, 2000. There were no material proceeds from equity or other financing sources during the quarter ended March 31, 2000.

Three Months Ended March 31, 2000 and 1999

         During the three months ended March 31, 2000, the Company had total revenues of $202,268 comprised of development fees under development and license agreements with Johnson & Johnson Medical, Inc. ("JJM") and Kendall. Each of these arrangements are discussed below. These revenues are compared to total revenues of $553,176 for the comparable period of the prior year, comprised totally of development fees under the Development and License Agreement with JJM (the "JJM Agreement").

         In November 1999, the Company and Kendall entered into the Kendall Agreement relating to one application of the Company's needle technology in the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The effective date of the Kendall Agreement was subject to certain approvals that were obtained on March 29, 2000. On April 12, 2000, the Company received a $1,500,000 payment less $35,044 representing the Company's share of certain patent filing costs. The Company will receive an additional $1,000,000 upon the sale of commercial quantities of products or thirty months from the effective date of the agreement, whichever comes first, in exchange for the Company assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related patents. The assignment of the patent rights to Kendall is subject to a preexisting license agreement and the retention by the Company of an exclusive, royalty free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for the Company to receive development fees and ongoing royalties, including a $500,000 advance royalty payment upon the sale of commercial quantities of products. It is anticipated that Kendall will manufacture all products that are subject to the Kendall Agreement. In accordance with SAB No. 101 as issued by the Securities and Exchange Commission, the technology payments provided for in the agreement will be recognized as revenue over the estimated period for which the Company will receive economic benefit. Accordingly, at March 31, 2000, the full amounts of the technology payments have been deferred to be recognized as revenue in future periods as earned. Revenue recognition for the $2,500,000 of technology payments will be based on the relative fair values of the various products covered by the Kendall Agreement on a straight-line basis over the estimated economic lives of those products. The $1,500,000 payment received by the Company on April 12, 2000, is non-refundable and the additional $1,000,000 is receivable upon commercialization of the first product subject to the Kendall Agreement or thirty months from the effective date of the agreement, whichever comes first. There can be no assurance that products will be launched as anticipated.

         In December 1997, the Company entered into the JJM Agreement with JJM to commercialize two applications of the safety needle technology. The JJM Agreement provides that the Company and JJM will seek to commercialize two products using safety medical needle technology. The JJM Agreement provides for monthly development payments by JJM, sharing of field related patent costs, the possibility of payments for initial periods of low volume manufacturing, an ongoing royalty stream and a JJM investment in molds, assembly equipment and other capital costs related to commercialization of each product. The JJM Agreement also provides for an ongoing joint cooperative program between the Company and JJM which derives future funding directly from sales of Company created products, the possibility of low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which are jointly approved for development. The Company anticipates that JJM will perform substantially all of the manufacturing under the JJM Agreement during 2000. The Company and JJM also entered into arrangements whereby they are pursuing development and commercialization of four additional products. The Company anticipates that the sale of one product under the JJM Agreement will begin in the year 2000 with additional products scheduled for introduction into the market in 2001. There is no assurance that the Company will realize royalty revenues under the JJM Agreement or that any of these products will be launched as anticipated. All product introductions are scheduled and controlled by JJM.

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

         The Company has an ongoing program for developing products using its fourteen medical needle technologies and expects to develop additional safety medical needle technologies. These technologies allow a contaminated needle to be protected without exposure of the healthcare worker to the contaminated needle. Products under development that incorporate these safety medical needle technologies include phlebotomy devices, catheter inserters, IV infusion, winged needle sets, dental, specialty, lancets and several different syringe and prefilled syringe applications. Prototypes of the phlebotomy devices, catheter inserters and syringes have been completed. The Company is developing other medical safety devices.

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

         Research and development ("R&D") expenses were $167,158 for the three months ended March 31, 2000, compared with $253,942 for the comparable period of the prior year. The Company's R&D efforts during the three-month period ended March 31, 2000, focused on development of several additional products utilizing the Company's medical  safety  needle  technologies.  The  Company's  R&D  efforts  during the three-month period ended March 31, 1999, focused on development of several products utilizing the Company's medical safety needle technologies and continued development work on a filmless digitized imaging technology (which was performed by Quantum Imaging Corporation, but was funded by the Company). The decreases in R&D expenses resulted primarily from (i) termination of the development activities with respect to the filmless digitized imaging technology, (ii) the termination of two development employees, and (iii) a reduction in the use of outside consultants for development activities.

         Selling, general and administrative expenses were $390,718 for the three months ended March 31, 2000, compared with $639,385 for the comparable period of the prior year. The decrease in the three-month period ended March 31, 2000, resulted mainly from (i) the officers of the Company taking a combined thirty-three percent reduction in compensation and related benefits, (ii) downsizing which resulted in the termination of two administrative employees,
(iii) reduction in financial advisory and general consulting fees, (iv) elimination of costs associated with the Leerink Swann litigation and (v) subleasing approximately 25% of the Company's facilities.

         Interest and other income was $1,373 for the three months ended March 31, 2000, compared with $28,058 for the comparable period of the prior year. The decrease resulted primarily from reductions in interest income earned on funds on deposit and short-term interest bearing investments. As funds on deposit and interest bearing short-term investments have decreased so has the related interest income.

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of equity securities, advanced royalties, development fees, technology and license fees and proceeds from the exercise of common stock options. The Company has generated $16,200,285 in net proceeds through private placements of equity and exercise of common stock options from inception through March 31, 2000. The Company used net cash of $173,668 for operating activities during the quarter ended March 31, 2000. As of March 31, 2000, the Company's current liabilities totaled $308,797. The Company had working capital as of March 31, 2000 of $1,289,438.

         The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development and bring the safety medical needle technologies and other products to commercial viability, and the level of sales of the new phlebotomy product due to launch in the fourth quarter of 2000. At March 31, 2000, the Company had not committed to spend any funds on capital expenditures. The Company believes that existing funds, including the $1,500,000 received from Kendall, development fees from JJM and Kendall under the respective agreements, license revenues and funds generated from the expected commencement of product royalties under current agreements, will be sufficient to maintain operations through December 31, 2000. The Company has no contractual arrangements that guarantee that the Company will have adequate funding during 2000 and there can be no assurance that additional funding, if needed, will be available on commercially reasonable terms or at all. Any inability to obtain additional funding if needed will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

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

         At April 28, 2000, the Company had 3,609,787 Series D Warrants and 775,000 other warrants (the "SHPI Warrants") outstanding which are exercisable for the same number of shares of Common Stock of the Company at $2.00 per share. The Series D Warrants expire on the earlier of (a) two years from the date of effectiveness of a registration statement under the Securities Act of 1933 (the "Act") covering the sale of the shares of Common Stock underlying such warrants, which period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Act is not available, or (b) the redemption date if such warrants are redeemed (subject to the right of the holder to exercise the warrants within 20 days of notice of such redemption). The SHPI Warrants expire on December 31, 2002. The exercise of all the warrants would result in an equity infusion to the Company of $8,769,574.

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

Year 2000

         The Company developed plans which addressed the possible exposures related to the impact on its computer systems of the Year 2000. Since entering the Year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000-related disruptions impacting its customers and suppliers. The Company will continue to monitor its critical systems over the next several months but does not anticipate any significant impacts due to Year 2000 exposures from its internal systems as well as from the activities of its suppliers and customers.

Forward-Looking Statements

         When used in this Form 10-QSB, in other filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization and technology, changes in the regulation of safety health care products, and other risks. Furthermore, manufacturing delays may result from mold redesigns or delays may result from the failure to timely obtain FDA approval to sell future products. In addition, sales and other revenues may not commence as anticipated due to delays from the Company's licensing partners or otherwise. If and when product sales commence, sales may not reach the levels anticipated. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected. Please refer to "Management's Discussion and Analysis or Plan of

Operation" and specifically the discussion under "Other Factors" that is found in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1999, for more details.

         Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                (REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

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

  10.6 Development and License Agreement, effective date of March 29, 2000, by and among Safety Syringe Corporation, a wholly owned subsidiary of the Company and The Kendall Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated March 29, 2000)

  27.1            Financial Data Schedule

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

                                          SPECIALIZED HEALTH PRODUCTS
                                          INTERNATIONAL, INC.



Date: 5/3/00                              By /s/ David A. Robinson
                                             ------------------------------
                                             David A. Robinson
                                             President, Chief Executive Officer,
                                             Director

Date: 5/3/00                              By /s/ Charles D. Roe
                                             ------------------------------
                                             Charles D. Roe
                                             Chief Financial Officer