Form 10QSB
period 2000-06-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2000-08-18
CIK 790228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000

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

                                 [X] Yes [ ] No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding as of August 16, 2000
             -----                          ---------------------------------
 Common Stock, $.02 par value                           12,381,440

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

         ASSETS                                                                June 30,             December 31,
         ------                                                                  2000                   1999
                                                                           ------------------    -------------------
CURRENT ASSETS:
   Cash                                                                 $           791,238    $          180,425
   Accounts receivable                                                                4,301               135,374
   Prepaid expenses and other                                                        17,747                36,869
   Amounts due from related parties                                                    -                    3,145
                                                                           ------------------    -------------------
     Total current assets                                                           813,286               355,813
                                                                           ------------------    -------------------

PROPERTY AND EQUIPMENT, at cost:
   Manufacturing molds                                                              474,633               474,633
   Office furnishings and fixtures                                                  558,508               552,882
   Assembly and manufacturing equipment                                             317,391               317,391
   Leasehold improvements                                                           134,869               132,326
   Automated assembly equipment                                                      71,300                71,300
                                                                           ------------------    -------------------
                                                                                  1,556,701             1,548,532
   Less accumulated depreciation and amortization                                  (974,772)             (811,041)
                                                                           ------------------    -------------------
     Net property and equipment                                                     581,929               737,491
                                                                           ------------------    -------------------

OTHER ASSETS                                                                         33,512                35,568
                                                                           ------------------    -------------------
                                                                         $        1,428,727    $        1,128,872
                                                                           ==================    ===================

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABLITIES:
   Accounts payable                                                      $          109,947    $            4,692
   Accrued liabilities                                                              122,700               120,983
   Advances received on development fees                                                570                   -
                                                                           ------------------    -------------------
     Total current liabilities                                                      233,217               125,675
                                                                           ------------------    -------------------
DEFERRED ROYALTY REVENUES                                                         1,426,000                  -
                                                                           ------------------    -------------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value; 5,000,000 shares authorized,
     no shares outstanding                                                             -                     -
   Common stock, $.02 par value; 50,000,000 shares authorized,
     12,381,440 and 12,356,440 shares outstanding, respectively                     247,629               247,129
   Additional paid-in capital                                                    14,901,361            14,865,399
   Series D warrants to purchase common stock                                     1,954,452             1,954,452
   Deficit accumulated during the development stage                             (17,333,932)          (16,063,783)
                                                                           ------------------    -------------------
     Total stockholders' equity (deficit)                                          (230,490)            1,003,197
                                                                           ------------------    -------------------
                                                                        $         1,428,727  $          1,128,872
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


                                                                   Three Months Ended                   Period from
                                                        -----------------------------------------       Inception to
                                                            June 30,               June 30,               June 30,
                                                              2000                   1999                   2000
                                                        ------------------    -------------------    -------------------
REVENUES:
   Technology and license fees                       $            74,000   $          3,750,000   $          3,824,000
   Development fees and related services                          70,913                226,133              2,653,062
   Net product sales                                                -                      -                   748,228
                                                        ------------------    -------------------    -------------------
     Total revenues                                              144,913              3,976,133              7,225,290
                                                        ------------------    -------------------    -------------------

COST OF REVENUES:
   Cost of development fees and related services                  48,500                184,283              1,910,659
   Cost of product sales                                            -                      -                   536,002
                                                        ------------------    -------------------    -------------------
     Total cost of revenues                                       48,500                184,283              2,446,661
                                                        ------------------    -------------------    -------------------

     Gross margin                                                 96,413              3,791,850              4,778,629
                                                        ------------------    -------------------    -------------------

OPERATING EXPENSES:
   Selling, general and administrative                           669,010                862,091             15,752,268
   Research and development                                      212,708                134,883              5,620,971
   Write-off of operating assets                                    -                     6,268              1,280,557
                                                        ------------------    -------------------    -------------------
     Total operating expenses                                    881,718              1,003,242             22,653,796
                                                        ------------------    -------------------    -------------------

INCOME (LOSS) FROM OPERATIONS                                   (785,305)             2,788,608            (17,875,167)
                                                        ------------------    -------------------    -------------------
OTHER INCOME (EXPENSE):
   Interest income                                                13,351                 15,151                534,228
   Interest expense                                                -                      -                    (23,658)
   Other income                                                    4,831                  1,132                 58,834
                                                        ------------------    -------------------    -------------------
     Total other income, net                                      18,182                 16,283                569,404
                                                        ------------------    -------------------    -------------------
NET INCOME (LOSS)                                               (767,123)             2,804,891             (17,305,763)
LESS PREFERENCE STOCK DIVIDENDS                                     -                      -                    (28,169)
                                                        ------------------    -------------------    -------------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS  $          (767,123)  $          2,804,891   $         (17,333,932)
                                                        ==================    ===================    ===================
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON
   SHARE                                             $              (.06)  $                .23
                                                        ==================    ===================
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                  12,361,385             12,366,972
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


                                                                    Six Months Ended                    Period from
                                                        -----------------------------------------       Inception to
                                                            June 30,               June 30,               June 30,
                                                              2000                   1999                   2000
                                                        ------------------    -------------------    -------------------
REVENUES:
   Technology and license fees                       $            74,001   $          3,750,000   $          3,824,000
   Development fees and related services                         273,181                779,309              2,653,062
   Net product sales                                                -                      -                   748,228
                                                        ------------------    -------------------    -------------------
     Total revenues                                              347,182              4,529,309              7,225,290
                                                        ------------------    -------------------    -------------------
COST OF REVENUES:
   Cost of development fees                                      197,291                630,004              1,910,659
   Cost of product sales                                            -                      -                   536,002
                                                        ------------------    -------------------    -------------------
     Total cost of revenues                                      197,291                630,004              2,446,661
                                                        ------------------    -------------------    -------------------
     Gross margin                                                149,891              3,899,305              4,778,629
                                                        ------------------    -------------------    -------------------

OPERATING EXPENSES:
   Selling, general and administrative                         1,059,729              1,501,476             15,752,268
   Research and development                                      379,866                388,825              5,620,971
   Write-off of operating assets                                    -                     6,268              1,280,557
                                                        ------------------    -------------------    -------------------
     Total operating expenses                                  1,439,595              1,896,569             22,653,796
                                                        ------------------    -------------------    -------------------

INCOME (LOSS) FROM OPERATIONS                                 (1,289,704)             2,002,736            (17,875,167)
                                                        ------------------    -------------------    -------------------
OTHER INCOME (EXPENSE):
   Interest income                                                14,078                 42,124                534,228
   Interest expense                                                 -                      -                   (23,658)
   Other income                                                    5,477                  2,217                 58,834
                                                        ------------------    -------------------    -------------------
     Total other income, net                                      19,555                 44,341                569,404
                                                        ------------------    -------------------    -------------------
LESS PREFERENCE STOCK DIVIDENDS                                     -                      -                   (28,169)
                                                        ------------------    -------------------    -------------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS  $        (1,270,149)  $          2,047,077   $         (17,333,932)
                                                        ==================    ===================    ===================
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON
   SHARE                                             $             (0.10)  $                .17
                                                        ==================    ===================
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                  12,358,913             12,367,380
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

                                                                           Six Months Ended
                                                                 -------------------------------------        Period from
                                                                     June 30,            June 30,          Inception to June
                                                                       2000                1999                 30, 2000
                                                                 -----------------    ----------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $       (1,270,149)  $       2,047,077   $         (17,305,763)
   Adjustments to reconcile net income (loss) to net cash
     Depreciation and amortization                                       165,788             136,425              1,506,358
     Allowance for doubtful accounts receivable                             -                   -                   125,800
     Common stock issued for services and compensation                    28,125                -                   259,125
     Noncash consulting expense                                            8,337              97,126                390,063
     Loss on disposition of assets                                         -                   8,268              1,281,848
     Changes in operating assets and liabilities:
       Accounts receivable, net                                          131,073             182,016                  (4,301)
       Unbilled receivables on contracts                                    -                142,414                   -
       Inventories                                                          -                  2,520                   -
       Prepaid expenses and other                                         19,122               (6,751)               (17,747)
       Amounts due from related parties                                    3,145              14,740                   -
       Other assets                                                         -                   -                    (27,000)
       Accounts payable                                                  105,254              22,616                109,946
       Accrued liabilities                                                 1,717              (80,324)               122,700
       Advances received on development fees                                 570                -                        570
       Deferred royalty revenues                                       1,426,000          (3,750,000)              1,426,000
                                                                 -----------------    ----------------     -------------------
         Net cash provided by (used in) operating
           activities                                                    618,982           (1,183,873)           (12,132,401)
                                                                 -----------------    ----------------     -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                     (8,169)            (17,020)            (2,927,017)
   Purchase of short-term investments                                       -                   -                   (356,146)
   Proceeds from the sale of assets                                         -                   -                     6,517
                                                                 -----------------    ----------------     -------------------
         Net cash used in investing activities                            (8,169)            (17,020)            (3,276,646)
                                                                 -----------------    ----------------     -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                   -                   -                12,487,801
   Proceeds from issuance of common stock warrants                          -                   -                 1,777,952
   Proceeds from collection of stock subscriptions                          -                 74,400                413,700
   Proceeds from issuance of preferred stock                                -                   -                 1,164,001
   Proceeds from issuance of redeemable
   Payments on redeemable preference stock
   Net borrowings on stockholder loans                                      -                   -                   385,000
                                                                 -----------------    ----------------     -------------------
         Net cash provided by financing activities                          -                 74,400             16,200,285
                                                                 -----------------    ----------------     -------------------

NET INCREASE (DECREASE) IN CASH                                          610,813           (1,126,493)              791,238

                                                                 -----------------    ----------------     -------------------

CASH AT END OF THE PERIOD                                     $          791,238   $       1,353,590   $            791,238
                                                                 =================    ================     ===================

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-KSB/A. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the operating results that may result for the year ending December 31, 2000. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its December 31, 1999 Annual Report on Form 10-KSB/A.

(2) Basic and Diluted Net Income (Loss) Per Common Share

         Net loss per common share is based on the weighted average number of common shares outstanding. Stock options, warrants and preferred shares prior to conversion are not included in the calculation of net loss per common share because their inclusion would be antidilutive, thereby reducing the net loss per common share. Therefore, there is no difference between basic and diluted net loss per common share for the periods presented in which the Company incurs net losses. Basic and diluted net income per common share are equivalent for the three and six months ended June 30, 1999 due to the minimal impact from outstanding options and warrants. The Company has common stock options and warrants outstanding at June 30, 2000 that, if exercised, would result in the issuance of an additional 6,469,620 shares of common stock.

(3) Reclassifications

         Certain reclassifications have been made in the prior periods' consolidated financial statements to conform to the current periods' presentation.

(4) Employment Agreement

         The Company entered into an employment arrangement effective June 12, 2000 with an individual to provide management, patent and product development related services to the Company. This arrangement provides for, among other normal employee benefits, a three-year term of employment at a beginning annual compensation of $165,000 along with options to acquire 100,000 shares of common stock at $1.125 per share.

(5) Issuance of Common Stock and Stock Options

         In conjunction with the new employment arrangement discussed in Note 4, the board of directors of the Company authorized the issuance of 25,000 shares of restricted common stock to the officer. The issuance of these shares of common stock was accounted for at fair market value as of June 12, 2000 for a total value of $28,125. This amount was recorded as compensation expense in the quarter ended June 30, 2000.

         Effective June 19, 2000, the Company entered into an agreement with a consulting firm located in the United Kingdom for the performance of certain public relations activities. As compensation for these services, the consulting firm was issued options to purchase 10,000 shares of the Company's common stock at $1.125 per share. These options have been valued at $8,337 using the Black-Scholes option pricing model and have been reflected as consulting expense in the accompanying consolidated financial statements for the periods ended June 30, 2000. In addition, the consulting firm is to receive a total of $25,000 in cash in three monthly installments with the first payment made in June 2000, plus additional expenses estimated to total approximately $13,000.

(6) Development and License Agreement

         In November 1999, the Company and The Kendall Company, a division of Tyco Healthcare Group LP ("Kendall") entered into a Development and License Agreement (the "Kendall Agreement") relating to one application of the Company's needle technology in the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The effective date of the Kendall Agreement was subject to certain approvals that were obtained on March 29, 2000. On April 12, 2000, the Company received a $1,500,000 payment less $35,044 representing the Company's share of certain patent filing costs. The Company will receive an additional $1,000,000 upon the sale of commercial quantities of products (as defined in the agreement) or 30 months from the effective date of the agreement, whichever comes first, in exchange for the Company assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related patents. The assignment of the patent rights to Kendall is subject to a preexisting license agreement and the retention by the Company of an exclusive, royalty free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for the Company to receive development fees and ongoing royalties, including a $500,000 advance royalty payment upon the sale of commercial quantities of products. It is anticipated that Kendall will manufacture all products that are subject to the Kendall Agreement. In accordance with SAB No. 101 as issued by the Securities and Exchange Commission, the technology payments provided for in the agreement will be recognized as revenue over the estimated period for which the Company will receive economic benefit. Revenue recognition for the $2,500,000 of technology payments will be based on the relative fair values of the various products covered by the Kendall Agreement on a straight-line basis over the estimated economic lives of those products. The $1,500,000 payment received by the Company on April 12, 2000, is non-refundable and the additional $1,000,000 is receivable upon commercialization of the first product subject to the Kendall Agreement or 30 months from the effective date of the agreement, whichever comes first. Accordingly, the Company is recognizing technology and licensing revenue at a rate of $24,667 per month beginning in April 2000.

(7) Related-Party Transaction

         In February 2000, the Company entered into an agreement with an entity in the United Kingdom to provide various financial and related services to the Company. The two principal individuals representing that Company are stockholders and one is a former director of the Company. The agreement provides for the method and form of compensation for services along with reimbursement of approved and documented expenses within certain limits. To date, no expenses have been incurred under this agreement.

         In July 2000, the Company entered into an agreement with a stockholder and former director of the Company to provide financial and related services to the Company. The agreement provides for payments of $6,000 per month, plus reasonable out-of-pocket expenses, which arrangement can be terminated on 30 days notice by either party. Prior to entering into this agreement the individual provided services and incurred expenses. The Company agreed to pay expenses incurred during the three and six months ended June 30, 2000, of $11,000 and $12,000 respectively, for a total of $23,000, which has been expensed in the accompanying June 30, 2000 Statements of Operations.

(8) Subsequent Events

         The Company currently has 773,333 warrants (the "SHPI Warrants") outstanding that were originally granted in exchange for cancellation of certain royalty obligations which are exercisable for the same number of shares of the Company at $2.00 per share. The SHPI Warrants expire on December 31, 2002. In July 2000, the Company entered into arrangements with two of the SHPI Warrant holders who are also employees of the Company whereby the expiration date of 500,000 of the SHPI Warrants was extended to June 30, 2004. The SHPI Warrant extension was in consideration for the employees executing non-compete agreements and entering into one year employment agreements.

         In 1993, the Company entered into an agreement with an entity and certain individuals to acquire certain intellectual property and related assets. Subsequently a dispute arose over whether the total consideration had been paid by the Company. The initial claim for additional consideration was $101,098. The Company has reached an agreement in principle with this individual whereby the Company will issue to the individual 50,000 shares of common stock as full and final settlement of any claims he may have against the Company. Pending the formal execution of the settlement agreement the Company has accrued the full amount of the initial claim of $101,048 as of June 30, 2000.

Item 2: Management's Discussion and Analysis or Plan of Operation.

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

Overview

         The Company has incurred cumulative losses from operations since its inception. As of June 30, 2000, the Company had cumulative net losses applicable to common stockholders totaling $17,333,932. The Company's principal business is the design, development, testing and evaluation, and marketing of its Safety Cradle(R) sharps containers, safety lancets, safety needle technologies, blood collection devices, and other safety medical products, and the design and development of various molds and production processes.

Financial Position

         The Company had $791,238 in cash as of June 30, 2000. This represents an increase of $610,813 from December 31, 1999. Working capital as of June 30, 2000, increased to $580,069 as compared to $230,138 at December 31, 1999. These increases were largely due to the receipt of the $1,500,000 technology and license fee payment from The Kendall Company, offset in part by ongoing selling, general and administrative costs and research and development expenditures with no product sales and minimal margins on development fees. There were no proceeds from equity sources during the quarter ended June 30, 2000.

Three and Six Months Ended June 30, 2000 and 1999

         During the three and six months ended June 30, 2000, the Company had total revenues of $144,914 and $347,182, respectively. These revenues were comprised primarily of $5,991 and $96,114 in development fees under the Development and License Agreement (the "JJM Agreement") with Johnson & Johnson Medical, Inc. ("JJM") for the respective periods and $138,457 and $235,578 in development fees and technology and license revenue for the respective periods under the Kendall Agreement, as discussed below. This is compared to total revenues of $3,976,133 and $4,529,309 for the comparable periods from the prior year. These prior year revenues were comprised primarily of $226,133 and $779,309 in development fees under the JJM Agreement during respective periods and $3,750,000 and $0 in license fees from the license agreement (the "License Agreement") with Becton Dickinson and Company Infusion Therapy Division ("BDIT") during the respective periods. The Company will look to product sales and other development and strategic arrangements for future revenues.

         In November 1999, the Company and The Kendall Company, a division of Tyco Healthcare Group LP ("Kendall"), entered into a Development and License Agreement (the "Kendall Agreement") relating to one application of the Company's needle technology in the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The effective date of the Kendall Agreement was subject to certain approvals that were obtained on March 29, 2000. On April 12, 2000, the Company received a $1,500,000 payment less $35,044 representing the Company's share of certain patent filing costs. The Company will receive an additional $1,000,000 upon the sale of commercial quantities of products (as defined in the Kendall Agreement) or 30 months from the effective date of the Kendall Agreement, whichever comes first, in exchange for the Company assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related patents. The assignment of the patent rights to Kendall is subject to a preexisting license agreement and the retention by the Company of an exclusive, royalty free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for the Company to receive development fees and ongoing royalties, including a $500,000 advance royalty payment upon the sale of commercial quantities of products. It is anticipated that Kendall will manufacture all products that are subject to the Kendall Agreement. In accordance with SAB No. 101 as issued by the Securities and Exchange Commission, the technology payments provided for in the agreement will be recognized as revenue over the estimated period for which the Company will receive economic benefit. Revenue recognition for the $2,500,000 of technology payments will be based on the relative fair values of the various products covered by the Kendall Agreement on a straight-line basis over the estimated economic lives of those products. The $1,500,000 payment received by the Company on April 12, 2000 is non-refundable and the additional $1,000,000 is receivable upon commercialization of the first product subject to the Kendall Agreement or 30 months from the effective date of the Kendall Agreement, whichever comes first. Accordingly, the Company is recognizing technology and licensing revenue at a rate of $24,667 per month beginning in April 2000.

         In December 1997, the Company entered into the JJM Agreement with JJM to commercialize two applications of the safety needle technology. The JJM Agreement provides that the Company and JJM will seek to commercialize two products using safety medical needle technology. The JJM Agreement provides for monthly development payments by JJM, sharing of field related patent costs, the possibility of payments for initial periods of low volume manufacturing, an ongoing royalty stream and a JJM investment in molds, assembly equipment and other capital costs related to commercialization of each product. The JJM Agreement also provides for an ongoing joint cooperative program between the Company and JJM which derives future funding directly from sales of Company created products, the possibility of low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which are jointly approved for development. The Company anticipates that JJM will perform substantially all of the manufacturing under the JJM Agreement during 2000. JJM has informed the Company that it anticipates that two variations of one of these products will begin being sold in late 2000. No development work is currently being done for the other product that is the subject of the JJM Agreement. There is no assurance that the Company will realize royalty revenues under the JJM Agreement or that any of these products will be launched as anticipated. All product introductions are scheduled and controlled by JJM.

         The Company and JJM also entered into oral arrangements whereby they were pursuing development and commercialization of four additional products. No development work is currently being funded by JJM with respect to these products and continued development and commercialization of these products is uncertain.

         In May 1997, the Company entered into an agreement (the "BDIT License Agreement") with Becton Dickinson and Company Infusion Therapy Division ("BDIT") relating to a single application of the Company's ExtreSafe(R) safety needle technology (the "Technology"). Pursuant to the terms of the BDIT License Agreement, BDIT made payments of $4,000,000 to the Company. Of these total payments, $3,750,000 was for advanced royalties and $250,000 was for a product development fee. In June 1999, BDIT and the Company amended the BDIT License Agreement. The amendment provided that the $3,750,000 previously paid by BDIT to the Company would not be credited against future earned royalties and the Company would have no further obligation of any kind to BDIT with respect to these payments. Accordingly, the $3,750,000 of deferred royalty revenue was recognized as revenue during 1999. BDIT has exclusivity related minimum royalty obligations to the Company beginning in 2004. The Company will not be manufacturing product in connection with the BDIT License Agreement.

         BDIT previously told the Company at various times that it expected to begin selling the product that is the subject of the BDIT License Agreement. BDIT has indicated that it is unsure if or when product will be introduced and sold in the market under the BDIT License Agreement. BDIT has not provided the Company with current information regarding the market introduction of the product.

         The Company has an ongoing program for developing products using its 16 medical needle technologies and expects to develop additional safety medical needle technologies. These technologies allow a contaminated needle to be protected without exposure of the healthcare worker to the contaminated needle. Products under development that incorporate these safety medical needle technologies include phlebotomy devices, catheter inserters, IV infusion, winged needle sets, dental, specialty, lancets and several different syringe and prefilled syringe applications. Prototypes of the phlebotomy devices, catheter inserters and syringes have been completed. The Company is developing other medical safety devices.

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

         Research and development ("R&D") expenses were $212,708 and $379,866 for the three and six months ended June 30, 2000, respectively, compared with $134,883 and $388,825 for the comparable periods from the prior year. The Company's R&D efforts during these periods focused on continuing development of existing and new products utilizing the Company's medical safety needle technologies.

         Selling, general and administrative ("SG&A") expenses were $669,010 and $1,059,729 for the three and six months ended June 30, 2000, compared with $862,091 and $1,501,476 for the comparable periods from the prior year. The decrease in the three and six month periods resulted mainly from (i) reductions in the level of compensation being paid to officers of the Company, (ii) downsizing which resulted in the termination of two administrative employees,
(iii) reduction in financial advisory fees and general consulting fees, (iv) elimination of costs associated with the Leerink Swann litigation and (v) subleasing approximately 25% of the Company's facilities. The Company anticipates that SG&A expenses will increase during the remainder of 2000 as a result of consulting and public relations arrangements.

         Interest and other income was $18,182 and $19,555 for the three and six months ended June 30, 2000, compared with $16,283 and $44,341 for the comparable periods from the prior year. The increases and decreases resulted primarily from fluctuations in interest income earned on funds on deposit and short-term interest bearing investments. As funds on deposit and short-term interest bearing investments have increased or decreased so has the related interest income.

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of equity securities, advanced royalties, development fees, technology and license fees and proceeds from the exercise of common stock options. The Company generated $16,200,285 in net proceeds through financing activities from inception through June 30, 2000. The Company generated net cash from operating activities of $618,982 for the six months ended June 30, 2000. As of June 30, 2000, the Company's current liabilities totaled $233,217. The Company had working capital as of June 30, 2000 of $580,069.

         The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development and bring the safety medical needle technologies and other products to commercial viability, and the level of sales of the new safety needle product. At June 30, 2000, the Company had not committed any funds for capital expenditures. The Company believes that existing funds and anticipated development fees will be sufficient to maintain operations into October 2000. Discussions are currently taking place to secure additional funding. Any inability to obtain additional funding will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

         From time to time, the Company is presented with new opportunities to design, develop, acquire or manufacture safety medical devices. In the event such opportunities arise, management and the Board of Directors could determine that the pursuit of such opportunities is in the best interest of the Company and its stockholders and may decide to raise additional funding through the sale of securities. The Company will also continue to pursue new arrangements with strategic partners which could generate additional development or licensing fees. There are no contractual arrangements in place that would provide for additional funding and there can be no assurance that the Company will be able to obtain additional funding, if appropriate, on commercially reasonable terms or at all.

         As of August 16, 2000, the Company had 3,609,787 Series D Warrants (the "Series D Warrants") and 773,333 other warrants (the "SHPI Warrants") outstanding which are exercisable for the same number of shares of Common Stock of the Company at $2.00 per share. The Series D Warrants expire on the earlier of (a) two years from the date of effectiveness of a registration statement under the Securities Act of 1933 (the "Act") covering the sale of the shares of Common Stock underlying such warrants, which period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Act is not available, or (b) the redemption date if such warrants are redeemed (subject to the right of the holder to exercise the warrants within 20 days of notice of such redemption). The Company reached agreement in July 2000 to extend the expiration date of 500,000 of the SHPI Warrants outstanding to June 30, 2004. This extension was given in consideration for the employees executing non-compete agreements and entering into one year employment agreements. The remaining 273,333 SHPI Warrants will expire on their original date of December 31, 2002. The exercise of all the warrants would result in an equity infusion to the Company of $8,766,240. As of the date hereof, all of the warrants are out of the money and there can be no assurance that any warrants will ever be exercised.

         The Company has granted stock options that are currently exercisable for 2,086,500 shares of Common Stock at exercise prices ranging between $.39 and $2.625 per share. The exercise of all of such stock options would result in an equity infusion to the Company of $4,191,764. All but 18,000 of the stock options are out of the money and there can be no assurance that any of the stock options will be exercised.

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

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization and technology, changes in the regulation of safety health care products, and other risks. Furthermore, manufacturing delays may result from mold redesigns or delays may result from the failure to timely obtain FDA approval to sell future products. In addition, sales and other revenues may not commence as anticipated due to delays from the Company's licensing partners or otherwise. If and when product sales commence, sales may not reach the levels anticipated. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected. Please refer to "Management's Discussion and Analysis or Plan of Operation" and specifically the discussion under "Risk Factors" that is found in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1999, for more details.

         Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

         None.

Item 2. Changes in Securities.

         In March and June 2000, the Company granted to the non-executive members of the Company's Board of Directors stock options to acquire a total of 24,000 shares of the Company's common stock. These stock options were granted in equal quarterly installments at exercise prices of $2.00 in March 2000, and $1.125 in June 2000. The option grants were exempt from registration under
Section 4(2) of the Securities Act of 1933 and pursuant to Rule 506 as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with the transactions.

         In January 2000, the Company granted employees stock options to acquire a total of 299,000 shares of the Company's common stock at exercise prices of $2.00 per share. In June 2000, the Company granted stock options to acquire 100,000 shares of common stock to an employee of the Company at an exercise price of $1.125 per share. The options expire five years from the date of grant. The option grants were exempt from registration under Section 4(2) of the Securities Act of 1933 and pursuant to Rule 506 as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with the transactions.

         In June 2000, the Company granted to an employee 25,000 shares of common stock as part of a new employment arrangement. The stock issuance was exempt from registration under Section 4(2) of the Securities Act of 1933 and pursuant to Rule 506 as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with the transaction.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Securityholders.

         The Company held its annual meeting of stockholders on June 22, 2000, at which meeting certain members of the Company's Board of Directors (the "Board") were elected and the Specialized Health Products International, Inc. 2000 Stock Option Plan was considered for approval. The Company's Board is comprised of three classes. One class of directors is elected at each annual meeting of stockholders for a three-year term. Each year a different class of directors is elected on a rotating basis. The term of Dr. Gale H. Thorne expired in 2000. The term of David A. Robinson expires in 2001 and the terms of David T. Rovee and Robert R. Walker expire in 2002.

         Dr. Gale H. Thorne was nominated by the Board for election to the class whose term expires at the 2003 annual meeting of stockholders. The stockholders then elected Dr. Gale H. Thorne by a vote of 7,398,323 for and 67,387 withheld authority. The stockholders also voted to approve the Specialized Health Products International, Inc. 2000 Stock Option Plan by a vote of 7,251,823 for, 175,887 against and 38,000 abstained.

Item 5. Other Information.

         The Company currently has 773,333 warrants (the "SHPI Warrants") outstanding that were originally granted in exchange for cancellation of certain royalty obligations which are exercisable for the same number of shares of the Company at $2.00 per share. The SHPI Warrants expire on December 31, 2002. In July 2000, the Company entered into arrangements with two of the SHPI Warrant holders who are also employees of the Company whereby the expiration date of 500,000 of the SHPI Warrants was extended to June 30, 2004. The SHPI Warrant extension was in consideration for the employees executing non-compete agreements and entering into one year employment agreements.

         In June 2000, the Company hired Paul Evans as Vice President and General Counsel of the Company. Prior to his employment, Mr. Evans had been serving as the Company's patent counsel. In July 2000, Dr. Gail Thorne resigned as a member of the Company's Board of Directors and is working for the Company on a part-time basis as a consultant. Mr. Evans was appointed to the Company's Board of Directors to fill the vacancy created by Dr. Thorne's resignation.

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

10.6 Development and License Agreement, effective date of March 29, 2000, by and among Safety Syringe Corporation, a wholly owned subsidiary of the Company and The Kendall Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated March 29, 2000)

10.7              Specialized Health Products International, Inc. 2000 Stock
                  Option Plan

27.1              Financial Data Schedule

         (b)      Reports on Form 8-K:

         On May 2, 2000, the Company filed a Current Report on Form 8-K, dated March 29, 2000, disclosing under Item 5 information relating to the Kendall Agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.




Date: 8/16/00                    By  /s/ David A. Robinson
                                    -----------------------------------------
                                    David A. Robinson
                                    President, Chief Executive Officer, Director

Date: 8/16/00                    By  /s/ Keith L. Merrell
                                    -----------------------------------------
                                    Keith L. Merrell
                                    Chief Financial Officer