Form 10QSB
period 2000-09-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2000-11-20
CIK 790228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000

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

                                 [X] Yes [ ] No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding as of November 10, 2000
                -----                       -----------------------------------
      Common Stock, $.02 par value                         12,449,440

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

         ASSETS                                                             September 30,           December 31,
                                                                                 2000                   1999
                                                                           -----------------     -------------------
CURRENT ASSETS:
   Cash                                                                 $           71,939     $          180,425
   Accounts receivable                                                              45,412                135,374
   Prepaid expenses and other                                                       12,326                 36,869
   Amounts due from related parties                                                  1,400                  3,145
                                                                           -----------------     -------------------
     Total current assets                                                          131,077                355,813
                                                                           -----------------     -------------------

PROPERTY AND EQUIPMENT, at cost:
   Manufacturing molds                                                             474,633                474,633
   Office furnishings and fixtures                                                 568,546                552,882
   Assembly and manufacturing equipment                                            317,391                317,391
   Leasehold improvements                                                          134,869                132,326
   Automated assembly equipment                                                     71,300                 71,300
                                                                           -----------------     -------------------
                                                                                 1,566,739              1,548,532

   Less accumulated depreciation and amortization                               (1,033,800)              (811,041)
                                                                           -----------------     -------------------
     Net property and equipment                                                    532,939                737,491
                                                                           -----------------     -------------------

OTHER ASSETS                                                                        32,558                 35,568
                                                                           -----------------     -------------------
                                                                         $         696,574     $        1,128,872
                                                                           =================     ===================



            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   Accounts payable                                                      $          26,678     $            4,692
   Accrued liabilities                                                             156,706                120,983
                                                                           -----------------     -------------------
     Total current liabilities                                                     183,384                125,675
                                                                           -----------------     -------------------

DEFERRED REVENUES                                                                1,351,998                    -
                                                                           -----------------     -------------------

COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 6)                                     -                      -

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value; 5,000,000 shares
     authorized, no shares outstanding                                               -                      -
   Common stock, $.02 par value; 50,000,000 shares authorized,
     12,449,440 and 12,356,440 shares outstanding, respectively                    248,989                247,129
   Additional paid-in capital                                                   15,211,640             14,865,399
   Series D warrants to purchase common stock                                    1,954,452              1,954,452
   Deficit accumulated during the development stage                            (18,253,889)           (16,063,783)
                                                                           -----------------     -------------------
     Total stockholders' equity (deficit)                                         (838,808)             1,003,197
                                                                           -----------------     -------------------
                                                                        $          696,574     $        1,128,872
                                                                           =================     ===================

     See accompanying notes to condensed consolidated financial statements.

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   Three Months Ended                  Period from
                                                        -----------------------------------------      Inception to
                                                          September 30,         September 30,          September 30,
                                                              2000                   1999                   2000
                                                        ------------------    -------------------    -------------------
REVENUES:
   Technology fees and licensing revenues            $            74,002   $              -       $          3,898,002
   Development fees and related services                          45,203                170,282              2,698,265
   Net product sales                                                -                      -                   748,228
                                                        ------------------    -------------------    -------------------
     Total revenues                                              119,205                170,282              7,344,495
                                                        ------------------    -------------------    -------------------

COST OF REVENUES:
   Cost of development fees and related services                  26,771                140,451              1,937,430
   Cost of product sales                                            -                      -                   536,002
                                                        ------------------    -------------------    -------------------
     Total cost of revenues                                       26,771                140,451              2,473,432
                                                        ------------------    -------------------    -------------------

     Gross margin                                                 92,434                 29,831              4,871,063
                                                        ------------------    -------------------    -------------------

OPERATING EXPENSES:
   Selling, general and administrative                           695,837                635,691             16,448,106
   Research and development                                      326,472                173,604              5,947,443
   Write-off of operating assets                                    -                     -                  1,280,557
                                                        ------------------    -------------------    -------------------

     Total operating expenses                                  1,022,309                809,295             23,676,106
                                                        ------------------    -------------------    -------------------

LOSS FROM OPERATIONS                                            (929,875)             (779,464)            (18,805,043)
                                                        ------------------    -------------------    -------------------

OTHER INCOME (EXPENSE):
   Interest income                                                 6,897                 11,200                541,125
   Interest expense                                                -                      -                     (23,658)
   Other income                                                    3,022                    533                 61,856
                                                        ------------------    -------------------    -------------------

     Total other income, net                                       9,919                 11,733                579,323
                                                        ------------------    -------------------    -------------------

NET LOSS                                                        (919,956)             (767,731)             (18,225,720)
LESS PREFERENCE STOCK DIVIDENDS                                     -                      -                    (28,169)
                                                        ------------------    -------------------    -------------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS           $          (919,956)  $          (767,731)   $         (18,253,889)
                                                        ==================    ===================    ===================

BASIC AND DILUTED NET LOSS PER COMMON SHARE          $              (.07)  $              (.06)
                                                        ==================    ===================
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                  12,404,956            12,356,440
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


                                                                   Nine Months Ended                   Period from
                                                        -----------------------------------------      Inception to
                                                          September 30,         September 30,          September 30,
                                                              2000                   1999                   2000
                                                        ------------------    -------------------    -------------------
REVENUES:
   Technology fees and licensing revenues            $           148,002   $          3,750,000   $          3,898,002
   Development fees and related services                         318,384                949,591              2,698,265
   Net product sales                                                -                      -                   748,228
                                                        ------------------    -------------------    -------------------
     Total revenues                                              466,386              4,699,591              7,344,495
                                                        ------------------    -------------------    -------------------

COST OF REVENUES:
   Cost of development fees and related services                 224,062                770,455              1,937,430
   Cost of product sales                                            -                      -                   536,002
                                                        ------------------    -------------------    -------------------
     Total cost of revenues                                      224,062                770,455              2,473,432
                                                        ------------------    -------------------    -------------------

     Gross margin                                                242,324              3,929,136              4,871,063
                                                        ------------------    -------------------    -------------------

OPERATING EXPENSES:
   Selling, general and administrative                         1,755,566              2,137,167             16,448,106
   Research and development                                      706,338                562,429              5,947,443
   Write-off of operating assets                                    -                     6,268              1,280,557
                                                        ------------------    -------------------    -------------------

     Total operating expenses                                  2,461,904              2,705,864             23,676,106
                                                        ------------------    -------------------    -------------------

INCOME (LOSS) FROM OPERATIONS                                 (2,219,580)             1,223,272             (18,805,043)
                                                        ------------------    -------------------    -------------------

OTHER INCOME (EXPENSE):
   Interest income                                                20,975                 53,324                541,125
   Interest expense                                                 -                      -                   (23,658)
   Other income                                                    8,499                  2,750                 61,856
                                                        ------------------    -------------------    -------------------

     Total other income, net                                      29,474                 56,074                579,323
                                                        ------------------    -------------------    -------------------

LESS PREFERENCE STOCK DIVIDENDS                                     -                      -                    (28,169)
                                                        ------------------    -------------------    -------------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS
                                                     $        (2,190,106)  $          1,279,346   $         (18,253,889)
                                                        ==================    ===================    ===================
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON
   SHARE                                             $              (.18)  $                .10
                                                        ==================    ===================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                  12,374,287             12,365,910
                                                        ==================    ===================

     See accompanying notes to condensed consolidated financial statements.

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         Net Increase (Decrease) in Cash

                                                                          Nine Months Ended                   Period from
                                                                 -------------------------------------        Inception to
                                                                  September 30,        September 30,           September 30,
                                                                       2000                1999                    2000
                                                                 -----------------    ----------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $       (2,190,106)  $       1,279,346   $        (18,225,720)
   Adjustments to reconcile net income (loss) to net cash
     Depreciation and amortization                                       225,769             205,295              1,566,339
     Allowance for doubtful accounts receivable                             -                   -                   125,800
     Common stock issued for services and compensation                    28,125                -                   259,125
     Noncash consulting compensation expense                             253,581              97,126                635,307
     Loss on disposition of assets                                         -                   8,268              1,281,848
     Changes in operating assets and liabilities:
       Accounts receivable                                                89,962             274,116                (45,412)
       Unbilled receivables on contracts                                    -                142,414                   -
       Inventories                                                          -                  2,520                   -
       Prepaid expenses and other                                         24,543               4,614                (12,326)
       Amounts due from related parties                                    1,745              12,949                 (1,400)
       Other assets                                                         -                   -                   (27,000)
       Accounts payable                                                   21,986             (8,515)                 26,678
       Accrued liabilities                                                95,099            (221,031)               216,082
       Deferred revenues                                               1,351,998          (3,750,000)             1,351,998
                                                                 -----------------    ----------------     -------------------
         Net cash used in operating activities                           (97,298)         (1,952,898)           (12,848,681)
                                                                 -----------------    ----------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                    (18,208)            (19,936)            (2,937,056)
   Purchase of short-term investments                                       -                   -                  (356,146)
   Proceeds from the sale of assets                                         -                   -                     6,517
                                                                 -----------------    ----------------     -------------------
         Net cash used in investing activities                           (18,208)            (19,936)            (3,286,685)
                                                                 -----------------    ----------------     -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                  7,020                -                12,494,821
   Proceeds from issuance of common stock warrants                          -                   -                 1,777,952
   Proceeds from collection of stock subscriptions                          -                 74,400                413,700
   Proceeds from issuance of preferred stock                                -                   -                 1,164,001
   Proceeds from issuance of redeemable
     preference stock                                                       -                   -                   240,000
   Payments on redeemable preference stock
     and dividends                                                          -                   -                  (268,169)
   Net borrowings on stockholder loans                                      -                   -                   385,000
                                                                 -----------------    ----------------     -------------------
         Net cash provided by financing activities                         7,020              74,400              16,207,305
                                                                 -----------------    ----------------     -------------------

NET INCREASE (DECREASE) IN CASH                                         (108,486)         (1,898,434)                71,939
                                                                 -----------------    ----------------     -------------------

CASH AT END OF THE PERIOD                                     $           71,939   $         581,649   $             71,939
                                                                 =================    ================     ===================

      See accompanying notes to condensed consolidated financial statements

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

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-KSB/A. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the operating results that may result for the full fiscal year ending December 31, 2000. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its December 31, 1999 Annual Report on Form 10-KSB/A and in Notes 6 and 7 below.

(2) Basic and Diluted Net Income (Loss) Per Common Share

         Net loss per common share is based on the weighted average number of common shares outstanding. Stock options, warrants and preferred shares prior to conversion are not included in the calculation of net loss per common share because their inclusion would be antidilutive, thereby reducing the net loss per common share. Therefore, there is no difference between basic and diluted net loss per common share for the periods presented in which the Company incurs net losses. Basic and diluted net income per common share are equivalent for the three and nine months ended September 30, 2000 due to the minimal impact from outstanding options and warrants. The Company has common stock options and warrants outstanding at September 30, 2000 that, if exercised, would result in the issuance of an additional 6,307,120 shares of common stock.

(3) Common Stock Warrants

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

(4) Employment Agreement

         The Company entered into an employment arrangement effective June 12, 2000, with an individual to provide management, patent and product development related services to the Company. This arrangement provides for among other employee benefits, a three-year term of employment at a beginning annual compensation of $165,000, and options to acquire 100,000 shares of common stock at $1.125 per share.

         The Company entered into an employment arrangement effective September 26, 2000, with an individual to provide management, technical services and product development services to the Company. This arrangement provides for, among other employee benefits, a three-year term of employment at a beginning annual compensation of $165,000 and options to acquire 100,000 shares of common stock at $1.5625 per share.

(5) Issuance of Common Stock and Stock Options

         In conjunction with the new employment arrangement effective June 12, 2000 discussed in Note 4, the board of directors of the Company authorized the issuance of 25,000 shares of restricted common stock to the officer. The issuance of these shares of common stock was accounted for at fair market value as of June 12, 2000 for a total value of $28,125. This amount was recorded as compensation expense in the quarter ended June 30, 2000.

         Effective June 19, 2000, the Company entered into an agreement with a consulting firm located in the United Kingdom for the performance of certain public relations activities. As compensation for these services, the consulting firm was issued options to purchase 10,000 shares of the Company's common stock at $1.125 per share. These options have been valued at $8,337 using the Black-Scholes option pricing model and have been reflected as consulting expense in the consolidated financial statements for the quarter ended June 30, 2000.

         In 1993, the Company entered into an agreement with an individual to reimburse certain expenses incurred by that individual in connection with the Company's acquisition of certain intellectual property and related assets. Subsequently a dispute arose over such expenses and as of June 30, 2000, the Company accrued $101,098 as a liability. Thereafter, the Company reached an agreement with this individual whereby the Company would issue to the individual 50,000 shares of common stock as full and final settlement of the claims he may have against the Company. On August 29, 2000, the Company issued 50,000 shares of restricted common stock in full settlement of the claim. The stock closing price on August 29, 2000 was $1.1875, resulting in total consideration of $59,375. Accordingly, consulting expense was reduced by $41,723 in the quarter ended September 30, 2000.

         In July 2000, the Company granted stock options to acquire 50,000 shares of the Company's common stock at an exercise price of $1.625 per share to the Company's chief financial officer.

         In August 2000, stock options to acquire 18,000 shares of the Company's common stock at $.39 per share were exercised by a former employee and director of the Company.

         In August 2000, options to purchase 1,074,310 shares of the Company's common stock expired.

         In August 2000, the Company granted to two of the non-executive members of the Company's board of directors stock options to acquire a total of 8,000 shares of the Company's common stock at an exercise price of $1.00 per share. In August 2000, the Company also granted fully vested stock options to acquire 50,000 shares of the Company's common stock at an exercise price of $1.00 per share to a newly appointed director as compensation for service on the Company's board.

         In September 2000, the Company granted stock options to acquire a total of 846,810 shares of the Company's common stock at exercise prices of between $1.25 and $2.00 per share. Options to acquire 469,810 shares were granted to Company employees and directors, including the Company's president, who received options to acquire 300,000 shares at an exercise price of $2.00 per share, a non-executive director, who received options to acquire 20,000 shares at an exercise price of $2.00 per share and the Company's newly hired vice president and chief technical officer, who received options to acquire 100,000 shares at an exercise price of $1.5625 per share. Options to acquire 320,000 shares were granted to non-employees and 57,000 shares to an employee at exercise prices of $1.25 and $2.00 per share, respectively. The options to non-employees have been valued at $245,244 using the Black-Scholes option pricing model and have been reflected as compensation expense in the accompanying consolidated financial statements for the periods ended September 30, 2000.

(6)  Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for the Company's fiscal year beginning 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivative instruments as either assets or liabilities in the condensed consolidated balance sheet and measure those instruments at fair value. The Company does not expect the adoption of SFAS 133, as amended, to have a material impact on the Company's results of operations, financial position or liquidity.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101 ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The subsequent issuance of SAB 101A and SAB 101B has deferred the effective date of SAB 101 until the fourth quarter of 2000. The Company does not expect the adoption of SAB 101 to have a material impact on the Company's results of operations, financial position or liquidity.

(7)  Development and License Agreement

         In November 1999, the Company and The Kendall Company, a division of Tyco Healthcare Group LP ("Kendall") entered into a Development and License Agreement (the "Kendall Agreement") relating to one application of the Company's safety needle technology in the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The effective date of the Kendall Agreement was subject to certain approvals that were obtained on March 29, 2000. On April 12, 2000, the Company received a $1,500,000 payment less $35,044 representing the Company's share of certain patent filing costs. The Company will receive an additional $1,000,000 upon the sale of commercial quantities of products (as defined in the agreement) or 30 months from the effective date of the agreement, whichever comes first. These payments, totaling approximately $2,500,000, are in exchange for the Company assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related patents. The assignment of the patent rights to Kendall is subject to a preexisting license agreement and the retention by the Company of an exclusive, royalty free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for the Company to receive development fees and ongoing royalties, including a minimum royalty payments totaling $2,500,000 during the period commencing upon the sale of commercial quantities of products and the third anniversary thereof Kendall has the right to cancel its unaccrued obligations under the Kendall Agreement upon 15 days written notice and by assigning the patents to the Company. It is anticipated that Kendall will manufacture all products that are subject to the Kendall Agreement.

         In accordance with SAB 101, "Revenue Recognition in Financial Statements" as issued by the Securities and Exchange Commission, the technology payments provided for in the agreement will be recognized as revenue over the estimated period for which the Company will receive economic benefit. Revenue recognition for the $2,500,000 of payments will be based on the relative fair values of the various products covered by the Kendall Agreement on a straight-line basis over the estimated economic lives of those products. The $1,500,000 payment received by the Company on April 12, 2000 is non-refundable and the additional $1,000,000 is receivable upon commercialization of the first product subject to the Kendall Agreement or 30 months from the effective date of the agreement, whichever comes first. Accordingly, in compliance with SAB 101, the Company is recognizing technology and licensing revenue at a rate of $24,667 per month which began in April 2000. The effect of treating revenue in this manner has been to defer, as of September 30, 2000, revenue of $1,351,998. Were the revenue not deferred stockholder equity would have been increased by that amount.

Item 2: Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes and Management's Discussion and Analysis or Plan of Operation for the year ended December 31, 1999. Wherever in this discussion the term "Company" is used, it should be understood to refer to Specialized Health Products International, Inc. and its wholly and majority owned subsidiaries, Specialized Health Products(R), Inc., Specialized Cooperative Corporation, Safety Syringe Corporation, Iontophoretics Corporation and MedInservice.com, Inc., on a consolidated basis, except where the context clearly indicates otherwise.

Overview

         The Company's principal business is the design, development, testing and evaluation, and marketing of its safety needle technologies and other safety medical products, and the design and development of various molds and production processes. These techologies allow a contaminadated needle to be protected without exposure of the healthcare worker to the contaminated needle.

         In accordance with U.S. generally accepted accounting policies, the Company has expensed all past research and development costs and, as a consequence, has incurred cumulative losses from operations since its inception. With the exception of a patent with a net book value of $5,480, the Company's balance sheet does not reflect any value attributable to its intellectual property. To date, development expenditures have resulted in the ownership of in excess of 80 patent and patent applications world-wide and the creation of 16 different and unique safety-needle technologies which have application in almost all medical needles used today. The Company has already licensed 18 safety needle products to three leading global medical device companies; Johnson & Johnson Medical, Inc. ("JJM"), The Kendall Company, a division of Tyco Healthcare Group LP ("Kendall") and Becton Dickinson and Company Infusion Therapy Division ("BDIT"). These license agreements have generated in excess of $3,890,000 by way of pre-production payments to the Company and are expected to generate further revenues from the sale of patents, development fees, advanced royalties and royalties based on product sales.

         The Company plans to focus its activities on the further development and licensing of additional products based upon the Company's intellectual property portfolio and unique safety needle technologies. Such products are expected to include syringes, prefilled syringes, IV catheters, catheter introducers, Huber needles, plasma apheresis sets, dialysis sets, blood donor sets, winged steel infusion, Seldinger needles, epidural and spinal needles, lancets, as well as additional safety needle devices. Prototypes of the phlebotomy devices, catherter inserters, lancets, Huber needles, Seldinger needles, winged steel needles, syringes and prefilled syringes have been completed. The Company plans to continue discussions and negotiations with third parties to generate revenues through the licensing of products, joint venturing, and partnering with original equipment manufacturers.

Three and Nine Months Ended September 30, 2000 and 1999

         During the three and nine months ended September 30, 2000, the Company had total revenues of $119,205 and $466,386, respectively. These revenues were comprised primarily of $344 and $96,458 in development fees from JJM under the Development and License Agreement with JJM (the "JJM Agreement") for the respective periods and $44,532 and $280,110 in development fees and technology and license revenue for the respective periods under the Kendall Agreement. See "--License Agreements." This is compared to total revenues of $170,282 and $4,699,591 for the comparable periods from the prior year. These prior year revenues were comprised primarily of $170,282 and $949,591 in development fees under the JJM Agreement during the respective periods and $0 and $3,750,000 in license fees from the license agreement with BDIT (the "BDIT License Agreement") during the respective periods. See "--License Agreements." The Company will look to product sales and other development and strategic arrangements for future revenues.

         Research and development ("R&D") expenses were $326,472 and $706,338 for the three and nine months ended September 30, 2000, respectively, compared with $173,604 and $562,429 for the comparable periods of the prior year. The increase in the three and nine month periods resulted mainly from the Company increasing R&D expenditures due, in part, to a reduction in Company R&D funding by JJM. The Company's R&D efforts during these periods focused on continuing development of existing and new products utilizing the Company's medical safety needle technologies.

         Selling, general and administrative ("SG&A") expenses were $695,837 and $1,755,566 for the three and nine months ended September 30, 2000, compared with $635,691 and $2,137,167 for the comparable periods of the prior year. The increase for the three month period ended September 30, 2000 primarily resulted from compensation expense of $245,244 being recorded by the Company as a result of issuing fully-vested options to non-employees. The decrease in the nine month period resulted mainly from (i) reductions in the level of compensation being paid to officers of the Company during such periods, (ii) downsizing which resulted in the termination of two administrative employees, (iii) reduction in financial advisory fees and general consulting fees, (iv) elimination of costs associated with the Leerink Swann litigation and (v) subleasing approximately 25% of the Company's facilities. The Company anticipates that SG&A expenses will increase during the remainder of 2000 as a result of consulting and public relations arrangements.

         Interest and other income was $9,919 and $29,474 for the three and nine months ended September 30, 2000, compared with $11,733 and $56,074 for the comparable periods of the prior year. As funds on deposit have decreased, so has the related interest income.

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of equity securities, the sale of technology and patents, advanced royalties, development fees, technology and license fees and proceeds from the exercise of common stock options. The Company generated $16,207,305 in net proceeds through financing activities from inception through September 30, 2000. The Company used net cash for operating activities of $97,298 for the nine months ended September 30, 2000. As of September 30, 2000, the Company's current liabilities totaled $183,384.

         The Company had $71,939 in cash as of September 30, 2000. This represents a decrease of $108,486 from December 31, 1999. Working capital as of September 30, 2000 decreased to a deficit of ($52,307) as compared to $230,138 at December 31, 1999. These decreases were largely due to ongoing selling, general and administrative costs and research and development expenditures with no product sales and minimal margins on development fees and related services. The Company received $7,020 in proceeds from the exercise of common stock options during the quarter ended September 30, 2000.

         The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development and bring the safety medical needle technologies and other products to commercial viability, and the level of sales of the new safety needle product. At September 30, 2000, the Company had not committed any funds for capital expenditures. The Company believes that existing funds, anticipated cash flows from development fees and the proceeds from a financing arrangement that is anticipated to be finalized shortly, will be sufficient to support planned operations at least through the year end. The Company is currently in the process of implementing a plan to provide the Company with adequate working capital to fulfill its business plan. If the Company is unsuccessful in completing its financing plan or negotiating further licensing and royalty agreements, the Company may be required to reduce substantially or eliminate certain areas of its product development activities, limit its operations significantly or otherwise modify its business strategy.

         As of November 10, 2000, the Company had 3,609,787 Series D Warrants (the "Series D Warrants") and 773,333 other warrants (the "SHPI Warrants") outstanding that are exercisable for the same number of shares of common stock of the Company at $2.00 per share. The Series D Warrants expire on the earlier of (a) two years from the date of effectiveness of a registration statement under the Securities Act of 1933 (the "Act") covering the sale of the shares of common stock underlying such warrants, which period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Act is not available, or (b) the redemption date if such warrants are redeemed (subject to the right of the holder to exercise the warrants within 20 days of notice of such redemption). The Company reached agreement in July 2000 to extend the expiration date of 500,000 of the SHPI Warrants outstanding to June 30, 2004. This extension was given in consideration for the employees executing non-compete agreements and entering into one year employment agreements. The remaining 273,333 SHPI Warrants will expire on their original date of December 31, 2002. The exercise of all the warrants would result in an equity infusion to the Company of $8,766,240. As of the date hereof, all of the warrants are out of the money and there can be no assurance that any warrants will be exercised.

         The Company has granted stock options that are currently exercisable for 1,924,000 shares of Common Stock at exercise prices ranging between $1.00 and $2.625 per share. The exercise of all of such stock options would result in an equity infusion to the Company of $3,272,074. At November 10, 2000, 1,065,190 of the stock options are out of the money and there can be no assurance that any of the stock options will be exercised.

License Agreements

         In November 1999, the Company and Kendall, entered into the Kendall Agreement relating to one application of the Company's needle technology in the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The effective date of the Kendall Agreement was subject to certain approvals that were obtained on March 29, 2000. On April 12, 2000, the Company received a $1,500,000 payment less $35,044 representing the Company's share of certain patent filing costs. The Company will receive an additional $1,000,000 upon the sale of commercial quantities of products (as defined in the Kendall Agreement) or 30 months from the effective date of the Kendall Agreement, whichever comes first. These payments, totaling approximately $2,500,000, are in exchange for the Company assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related patents. The assignment of the patent rights to Kendall is subject to a preexisting license agreement and the retention by the Company of an exclusive, royalty free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for the Company to receive development fees and ongoing royalties, including minimum royalty payments totaling $2,500,000 during the period commencing upon the sale of commercial quantities of products and the third anniversary thereof. Kendall has the right to cancel its unaccrued obligations under the Kendall Agreement upon 15 days written notice and by assigning the patents to the Company. It is anticipated that Kendall will manufacture all products that are subject to the Kendall Agreement.

         In December 1997, the Company entered into the JJM Agreement with JJM to commercialize two applications of the safety needle technology. The JJM Agreement provides that the Company and JJM will seek to commercialize two products using safety medical needle technology. The JJM Agreement provides for monthly development payments by JJM, sharing of field related patent costs, the possibility of payments for initial periods of low volume manufacturing, an ongoing royalty stream and a JJM investment in molds, assembly equipment and other capital costs related to commercialization of each product. The JJM Agreement also provides for an ongoing joint cooperative program between the Company and JJM which derives future funding directly from sales of Company created products, the possibility of low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which are jointly approved for development. JJM had previously informed the Company that it anticipated that two variations of one of these products would begin being sold in late 2000. JJM is now indicating that, due in part to the relocation of some of JJM's facilities from Texas to Ohio, sales of two variations of this product will begin in the first quarter of 2001. All product introductions are scheduled and controlled by JJM.

         The Company and JJM are also pursuing the development and commercialization of four additional products. Development work is currently being done by the Company and JJM with respect to these products.

         In May 1997, the Company entered into the BDIT License Agreement with BDIT relating to a single application of the Company's ExtreSafe(R) safety needle technology (the "Technology"). Pursuant to the terms of the BDIT License Agreement, BDIT made payments of $4,000,000 to the Company. Of these total payments, $3,750,000 was for advanced royalties and $250,000 was for a product development fee. In June 1999, BDIT and the Company amended the BDIT License Agreement. The amendment provided that the $3,750,000 previously paid by BDIT to the Company would not be credited against future earned royalties and the Company would have no further obligation of any kind to BDIT with respect to these payments. Accordingly, the $3,750,000 of deferred royalty revenue was recognized as revenue during 1999. BDIT has exclusivity related minimum royalty obligations to the Company beginning in 2004. The Company will not be manufacturing product in connection with the BDIT License Agreement. BDIT has indicated that it is unsure if or when product will be introduced and sold in the market under the BDIT License Agreement.

         The Company has an ongoing program for developing products using its 16 medical needle technologies and expects to develop additional safety medical needle technologies. These technologies allow a contaminated needle to be protected without exposure of the healthcare worker to the contaminated needle. Such products are expected to include syringes, prefilled syringes, IV catheters, catheter introducers, Huber needles, plasma apheresis sets, dialysis sets, blood donor sets, winged steel infusion, Seldinger needles, epidural and spinal needles and lancets as well as additional safety needle devices. Prototypes of the phlebotomy devices, catheter inserters, lancets, Huber needles, Seldinger needles, winged steel needles, syringes and prefilled syringes have been completed. The Company plans to continue discussions and negotiations with third parties to generate revenues through the licensing of products, joint venturing, and partnering with original equipment manufacturers.

         License and distribution arrangements, such as those discussed above, create certain risks for the Company, including (i) reliance for sales of products on other parties, and therefore reliance on the other parties' marketing ability, marketing plans and credit-worthiness; (ii) if the Company's products are marketed under other parties' labels, goodwill associated with use of the products may inure to the benefit of the other parties rather than the Company; (iii) the Company may have only limited protection from changes in manufacturing costs and raw materials costs; and (iv) if the Company is reliant on other parties for all or substantially all of its sales, the Company may be limited in its ability to negotiate with such other parties upon any renewals of their agreements. Further, because such arrangements are generally expected to provide the Company's marketing partners with certain elements of exclusivity with respect to the products to be marketed by those partners, the Company's success will be highly dependent on the results obtained by its partners. There is no assurance that the Company will realize royalty revenue under the JJM, BDIT or Kendall agreements, or that any of these products will be launched as anticipated.

Other Matters

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for the Company's fiscal year beginning 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivative instruments as either assets or liabilities in the condensed consolidated balance sheet and measure those instruments at fair value. The Company does not expect the adoption of SFAS 133, as amended, to have a material impact on the Company's results of operations, financial position or liquidity.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101 ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The subsequent issuance of SAB 101A and SAB 101B has deferred the effective date of SAB 101 until the fourth quarter of 2000. The Company does not expect the adoption of SAB 101 to have a material impact on the Company's results of operations, financial position or liquidity.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

         None.

Item 2. Changes in Securities.

         In July 2000, the Company granted stock options to acquire 50,000 shares of the Company's common stock at an exercise price of $1.625 per share to the Company's chief financial officer. The option grant was exempt from registration under Section 4(2) of the Securities Act of 1933 and pursuant to Rule 506 as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with the transaction.

         In August 2000, stock options to acquire 18,000 shares of the Company's common stock at $.39 per share were exercised by a former employee and director of the Company. The option exercise was exempt from registration under Section 4(2) of the Securities Act of 1933 and pursuant to Rule 506 as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with the transaction.

         In August 2000, options to purchase 1,074,310 shares of the Company's common stock expired.

         In August 2000, the Company granted to two of the non-executive members of the Company's board of directors stock options to acquire a total of 8,000 shares of the Company's common stock at an exercise price of $1.00 per share. These stock options were granted as part of the quarterly compensation to these non-executive directors for service on the Company's board of directors. The option grants were exempt from registration under Section 4(2) of the Securities Act of 1933 and pursuant to Rule 506 as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with the transactions.

         In August 2000, the Company granted stock options to acquire 50,000 shares of the Company's common stock at an exercise price of $1.00 per share to a newly appointed director as compensation for service on the Company's board of directors. The option grant was exempt from registration under Section 4(2) of the Securities Act of 1933 and pursuant to Rule 506 as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with the transaction.

         In 1993, the Company entered into an agreement with an entity and certain individuals to acquire certain intellectual property and related assets. Subsequently a dispute arose over whether the total consideration had been paid by the Company. The initial claim for additional consideration was $101,098. The Company reached an agreement with this individual whereby the Company would issue to the individual 50,000 shares of common stock as full and final settlement of claims he may have against the Company. Upon execution of the settlement agreement in August 2000, the Company issued 50,000 shares of restricted common stock in full settlement of the claim. The stock issuance was exempt from registration under Section 4(2) of the Securities Act of 1933 and pursuant to Rule 506 as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with the transaction.

         In September 2000, the Company granted stock options to acquire a total of 846,810 shares of the Company's common stock at exercise prices ranging between $1.25 and $2.00 per share. Options to acquire 469,810 shares were granted to Company employees and directors, including the Company's president, who received options to acquire 300,000 shares at an exercise price of $2.00 per share, a non-executive director, who received options to acquire 20,000 shares at an exercise price of $2.00 per share and the newly hired vice president and chief technical officer, who received options to acquire 100,000 shares at an exercise price of $1.5625 per share. Options to acquire 320,000 shares were granted to non-employees and 57,000 shares to an employee at exercise prices of $1.25 and $2.00 per share, respectively. The options to non-employees have been valued at $245,244 using the Black-Scholes option pricing model and have been reflected as compensation expense in the accompanying consolidated financial statements for the periods ended September 30, 2000. The option grants were exempt from registration under Section 4(2) of the Securities Act of 1933 and pursuant to Rule 506 as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with the transactions.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Securityholders.

         None.

Item 5. Other Information.

         In July 2000, the number of directors comprising the Company's board of directors was increased from four to five. Dr. Roy Bichan was then appointed to fill the newly created vacancy on the board of directors. Dr. Bichan has vast international business experience and was appointed as a non-executive director.

         In September 2000, the Company hired Dr. Don Solomon as vice president and chief technical officer of the Company. Prior to his employment, Dr. Solomon had been employed as the vice president, research and development for Johnson & Johnson Medical.

Item 6. Exhibits and Reports on Form 8-K.

         (a)
                                INDEX TO EXHIBITS

EXHIBIT NO.                 DESCRIPTION OF EXHIBIT
-----------                 ----------------------

3(i).1 Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(i).1 of the Company's current report on Form 8-K, dated July 28, 1995)

3(i).2 Certificate of Amendment of Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(i).2 of the Company's Form 10-K, dated December 31, 1996)

3(i).3            Articles of Incorporation of Specialized Health Products, Inc.
                  ("SHP") (Incorporated by reference to Exhibit 3(i).2 of the Company's Form 10-K, dated December 31, 1995)

3(i).4            Articles of Amendment of SHP (Incorporated by reference to
                  Exhibit 3(i).3 of the Company's Form 10-K, dated December 31,
                  1995)

3(ii).1 Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company's Annual Report on Form 10-K, dated December 31, 1997)

3(ii).2 Bylaws of SHP (Incorporated by reference to Exhibit 3(ii).2 of the Company's Form 10-K, dated December 31, 1995)

4.1 Form of Series D Warrant Certificate (Incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K, dated December 31, 1997)

4.2               Form of SHPI Warrant Certificate (Incorporated by reference to
                  Exhibit 4.4 of the Company's Annual Report on Form 10-K, dated December 31, 1997)

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

EXHIBIT NO.                 DESCRIPTION OF EXHIBIT
-----------                 ----------------------

10.5 Distribution and License Agreement between SHP and Johnson and Johnson Medical, Inc. (Incorporated by reference to Exhibit
                  10.1 of the Company's Current Report on Form 8-K/A, dated December 22, 1997)

10.6 Development and License Agreement, effective date of March 29, 2000, by and among Safety Syringe Corporation, a wholly owned subsidiary of the Company and The Kendall Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated March 29, 2000)

10.7 Specialized Health Products International, Inc. 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB, dated June 30,
                  2000)

27.1              Financial Data Schedule



         (b)      Reports on Form 8-K:

         None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.



Date: 11/17/00               By  /s/ David A. Robinson
                                ---------------------------------------
                                David A. Robinson
                                President, Chief Executive Officer, Chairman of the Board

Date: 11/17/00               By  /s/ Keith L. Merrell
                                ---------------------------------------
                                Keith L. Merrell
                                Chief Financial Officer