Form 10KSB
period 2000-12-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2001-04-17
CIK 790228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                            For the fiscal year ended
                                December 31, 2000

                             Commission file number
                                     0-26694

                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                                     93-0945003
       (State or other jurisdiction                         (IRS Employer
            of incorporation)                             Identification No.)

  585 West 500 South, Bountiful, Utah 84010              (801) 298-3360
   (Address of principal executive offices)     (Registrant's telephone number,
                                                     including area code)

Securities registered pursuant to Section 12(g) of the Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
    Common Stock, $.02 Par Value                         None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $674,532.

         The aggregate market value of the voting stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of April 11, 2001 was approximately $6,703,000.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2000

                                     PART I

Item 1.    Description of Business ...........................................3
Item 2.    Description of Properties ........................................13
Item 3.    Legal Proceedings ................................................13
Item 4.    Submission of Matters to a Vote of Security Holders ..............13

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters .........14
Item 6.    Management's Discussion and Analysis or Plan of Operation ........15
Item 7.    Financial Statements .............................................22
Item 8.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure .........................................24

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act ................25
Item 10.   Executive Compensation ...........................................27
Item 11.   Security Ownership of Certain Beneficial Owners and Management ...31
Item 12.   Certain Relationships and Related Transactions ...................32
Item 13.   Exhibits and Reports on Form 8-K .................................33

                           Forward-Looking Statements

         When used in this Form 10-KSB, in filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements specifically include, but are not limited to, launch dates for licensed products; dates upon which royalty payments will be received by the Company, the generation of royalty revenues from our licensees; acceptance of safety products by health care professionals; plans to rely on our joint venture partners to pursue commercialization of licensed products; expectations regarding the ability of the Company's products to compete with the products of its competitors; acceptance of Company products by the marketplace as cost effective; factors affecting the ability of licensees to sell licensed products; sufficiency of available resources to fund operations; plans regarding the raising of capital; the size of the market for safety products; plans regarding sales and marketing; strategic business initiatives; intentions regarding dividends and the launch dates of our licensed products.

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for Company products or for safety products generally, a determination of one or more licensees to focus their marketing efforts on products other than those licensed from the Company; the inability to license or enter into joint venture or similar arrangements regarding Company products that are not being commercialized, competitive products and pricing, delays in introduction of products licensed by the Company due to manufacturing difficulties or other factors; difficulties in product development, commercialization and technology, changes in the regulation of safety healthcare products, a failure to timely obtain FDA or other necessary approval to sell future products and other risks set forth in Item 6 "Risk Factors" and elsewhere herein. If and when product sales commence, sales may not reach the levels anticipated. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

Item 1. Description of Business

General

         Specialized Health Products International, Inc., ("SHPI") through its wholly owned subsidiaries, Specialized Health Products, Inc. ("SHP"), Safety Syringe Corporation ("SSC") and Specialized Cooperative Corporation ("SCC")
(except where the context clearly indicates otherwise, these entities are collectively referred to as the "Company"), is a development stage company which is engaged principally in the development of cost-effective, disposable, proprietary healthcare products designed to reduce the incidence of accidental injury in the healthcare industry, and thus reduce the spread of disease. The Company has created a portfolio of proprietary healthcare products that are in various stages of pre-production, development and research. At present, the Company is focusing its resources and activities principally on completing development of products under current licensing and development arrangements, developing new safety needle medical devices and identifying marketing partners for the Company's safety medical needle products and concepts. The Company's products are designed to reduce the risk of acquiring HIV/AIDS, hepatitis B, hepatitis C and other blood-borne diseases through accidental needlesticks.

         In January 2001, the Company and Merit Medical Systems, Inc. ("Merit") entered into a License Agreement relating to the production of safety needle devices for angiographic guidewire introducers. Merit is a worldwide leader in interventional cardiology and radiology needles. The Company received an upfront license fee payment of $100,000 in January 2001. The Agreement provides that the Company will receive ongoing royalties, including minimum royalty payments beginning in 2002. All product introductions are scheduled and controlled by Merit.

         In November 1999, the Company and The Kendall Company, a division of Tyco Healthcare Group LP ("Kendall") entered into a Development and License Agreement (the "Kendall Agreement") relating to one application of the Company's needle technology in the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The effective date of the Kendall Agreement was subject to certain approvals that were obtained on March 29, 2000. On April 12, 2000, the Company received a $1,500,000 payment less $35,044 representing the Company's share of certain patent filing costs. The Company will also receive an additional $1,000,000 upon the sale of commercial quantities of products (as defined in the agreement) or 30 months from the effective date of the agreement, whichever comes first. These payments, totaling approximately $2,500,000, are in exchange for the Company assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related patents. The assignment of the patent rights to Kendall is subject to a preexisting license agreement and the retention by the Company of an exclusive, royalty free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for the Company to receive development fees and ongoing royalties, including minimum royalty payments totaling $2,500,000 during the period commencing upon sale of commercial quantities of products and the third anniversary thereof. Kendall has the right to cancel its unaccrued obligations under the Kendall agreement upon 15 days written notice in which event the patents that are the subject of the Kendall Agreement will be assigned back to the Company. It is anticipated that Kendall will manufacture all products that are subject to the Kendall Agreement. All product introductions are scheduled and controlled by Kendall.

         In December 1997, the Company entered into a Development and License Agreement (the "JJM Agreement") with Johnson & Johnson Medical, Inc. ("JJM"; recently merged into Ethicon Endo-Surgery, Inc., a Johnson & Johnson company) to commercialize two applications of the Company's safety needle technologies. The JJM Agreement provided that the Company and JJM would seek to commercialize two products using the Company's safety medical needle technologies. On April 3, 2001, the Company received notice from Ethicon Endo-Surgery, Inc. that the JJM Development and License Agreement was being terminated pursuant to a contract provision that provided for termination upon 90 days notice. Ethicon Endo-Surgery, Inc. stated that higher gross profit returns had been imposed on all divisions' products and, as the higher returns could not be achieved, Ethicon had made the decision not to enter the blood collection market. The Company has had discussions with potential new partners for the blood collection devices that were the subject of the JJM agreement. However, there can be no assurance that the Company will enter into an agreement with respect to these products.

         In May 1997, the Company entered into an agreement (the "BD License Agreement") with Becton Dickinson and Company Infusion Therapy Division ("BD") relating to a single application of the Company's ExtreSafe(R) safety needle technology (the "Technology"). Pursuant to the terms of the BD License
Agreement, BD made payments of $4,000,000 to the Company. BD has exclusivity related minimum royalty obligations to the Company beginning in 2004.

         BD previously told the Company at various times that it expects to sell the safety needle product that is the subject of the BD License Agreement. BD has indicated that it is unsure if or when product will be introduced and sold in the market under the BD License Agreement. BD has not provided the Company with current information regarding the market introduction of the product.

         The Company plans to focus its activities on the further development and licensing of additional products based upon the Company's intellectual property portfolio and unique safety needle technologies. Such products are expected to include syringes, prefilled syringes, IV catheters, catheter introducers, Huber needles, plasma apheresis sets, dialysis sets, blood donor sets, winged steel infusion sets, Seldinger needles, epidural and spinal needles, lancets and other safety needle devices. Prototypes of phlebotomy devices, catheter introducers, lancets, Huber needles, Seldinger needles, winged steel needles, syringes and prefilled syringes have been completed. The Company plans to continue discussions and negotiations with third parties to generate revenues through the licensing of products, joint venturing, and partnering with original equipment manufacturers.

Company Background

         SHP, a Utah corporation, was incorporated in November 1993. On July 28, 1995, SHP became a wholly owned subsidiary of Specialized Health Products International, Inc. ("SHPI" or "Registrant"), a Delaware corporation, through a merger with a subsidiary of SHPI (the "Acquisition"). On that date the Company changed its name to "Specialized Health Products International, Inc." The persons serving as officers and directors of SHP immediately prior to the consummation of the Acquisition were elected to the same offices with SHPI and retained their positions as directors and officers of SHP. In addition, the outstanding securities of SHP became outstanding securities of SHPI.

Products Under Development

         General

         As its primary focus, the Company has over 90 U.S. patents and international patent applications pending which protect its safety needle technologies. These needle patents support the Company's 18 technologies that provide the basis for a wide range of safety needle products. The Company also has two lancet patents covering its single use safety lancet and undercut lancet technologies. The following products are currently under development.

         Safety Syringes

         There is significant risk of needlesticks in syringe use. Generally, the use of a needle for a medical procedure involves removing a needle cap just prior to performing the procedure. In the past, medical personnel attempted to achieve protection from accidental needlesticks by replacing the needle cap after performing a procedure, but a high number of accidental needlesticks related to needle cap replacement resulted in such practice being prohibited by the Centers for Disease Control ("CDC"). Some medical personnel began using needles and syringes having sheaths which could be extended over the exposed needle after a procedure. The Company has safety needle technologies for syringes that include passive, automatic and manual safety needle retraction and needle shielding. The first of the Company's safety syringe products is currently being developed for market.

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

         Safety Catheter Inserters

         Catheter inserters are devices that insert catheters into veins or other areas of the body using a catheter insertion needle to allow blood or other fluids to be removed from or delivered into the patient's body. Contemporary catheter use has problems similar to those faced in drawing blood. Inserting a catheter involves a percutaneous (i.e., through the skin) needlestick followed by threading the catheter over the needle into a patient's vein or artery. This method can be unsafe in two respects. First, when the needle is pulled out of the catheter, there is often a discharge of blood which could contaminate the healthcare worker. Second, inadvertent needlesticks can occur when the needle is withdrawn from the catheter because, in some instances, the needle is temporarily left exposed while the patient is tended to by the healthcare worker. The Company has safety needle technologies for catheter insertion that include passive, automatic and manual safety needle retraction and needle shielding.

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

         The Company has two disposable safety lancet patents. One patent is for a single use safety fingerstick lancet and the other is for a undercut heelstick technology which, the Company believes, will yield good blood flow with a small skin incision. In the opinion of management, the blade and blade actuation mechanism of the Company's safety lancets have revolutionary designs. Management also believes that the safety lancet's undercut design makes it less painful than nail type lancets, although no formal comparison testing has been conducted. It is also noteworthy that the part of the lancet in contact with the patient's skin prior to lancing is sterile until contaminated by the procedure. The Company has applied two of its technologies to safety lancets. The Company is currently developing one safety lancet device for market.

         Other Medical Safety Devices

         The Company has an ongoing program for developing additional medical safety devices, including specialty needles. Such devices would include Huber, biopsy, dental, apheresis, dialysis, blood donor, filter, laparoscopy, opthalmic, epidural, spinal, radiology, cardiology needles and other specialty needles. The Company has safety needle technologies for specialty needles that include passive activation, manual safety needle retraction and needle shielding.

Company Strategy

         The Company's primary objective is to establish itself as a leading developer of safety medical needle products. The Company will seek to accomplish this objective by capturing significant market share of targeted product segments, broadening existing product lines, developing new products and seeking additional market opportunities. To achieve these objectives, the Company expects to continue to focus on the following six types of arrangements.

         o Joint venture and original equipment manufacture ("OEM") structures where the Company is responsible for development and the partner may be responsible for funding and manufacturing. The Company would be responsible for marketing and sales to the OEM. In these situations the safety product may be sold to several OEM companies.

         o License/royalty arrangements with large medical product companies for the manufacture, marketing and sale of high volume products in selected market areas. In such areas, large sales volumes require a substantial investment in molds, injection molding equipment and automated production equipment. While income from such agreements is generally royalty based, there is little or no cost of continuing company support.

         o Combined development/license/royalty agreements with medical product companies for the development, manufacture, marketing and sale of high volume products in selected market areas. Such agreements may include joint development for a particular product and/or continuing development subsidized by a percentage of sales. This continuing development revenue may be dedicated to production of future products resulting from continuing joint development with compounding royalty income.

         o Joint venture arrangements, wherein the Company is responsible for the development of each safety product and the joint venture partner provides capital for manufacturing. In addition, the joint venture partner may be responsible for manufacturing, marketing and sales. Under this type of arrangement the parties are expected to share profits on a predetermined basis.

         o The manufacture, marketing and sale of a selected group of safety devices in niche markets. Implementation of such a strategy depends upon cost and time of implementation, ease of distribution, and profitability. In such niche markets the Company may outsource the low volume manufacturing and sell the safety products to medical product companies.

         o The sale of all rights to products where income projections and/or other circumstances do not warrant any of the above options. In some cases the Company may seek to optimize the value of the safety product by developing the product and getting regulatory clearance prior to sale.

         Future Market Opportunities

         The Company intends to enter additional safety needle device markets where it believes that it can gain significant market share based on proprietary technology or by capitalizing on the sales and distribution channels it establishes. There are a number of possible future applications for the Company's technologies, but there can be no assurance that the Company will commence development of any such products or that, if commenced, such development will be successful or profitable.

Marketing and Sales

         The Company employs two sales and marketing personnel. These individuals are principally involved in identifying and working with current and potential strategic partners and developing marketing and sales strategies. The Company is and will seek third parties to market and distribute its products in the U.S. and selected foreign countries. The Company may enter into contracts, licensing agreements or joint ventures with such third parties whereby the Company would receive a licensing fee, royalty payment or shared profit arrangement based on the licensee's revenues from licensed products or other revenues. The Company would likely enter into such licensing arrangements with several companies based on geographical regions or product types, but may enter into exclusive arrangements with individual companies having a major presence in the markets the Company seeks to penetrate. There can be no assurance that the Company will be able to enter into contracts, license agreements or joint ventures with third parties in the future on terms acceptable to the Company or that the Kendall, BD , or Merit License Agreements will be commercially successful.

         The Company intends to support the marketing of its products by, among other things, attending trade shows and participating in internet website promotions and links. The Company intends to distribute samples of its products free of charge to various healthcare institutions and professionals in the U.S. and in selected foreign countries to introduce and attempt to create a demand for its products in the marketplace.

         The Company has an ongoing program for developing products using its 18 medical needle technologies and developing additional medical needle technologies. These technologies allow a contaminated needle to be protected without exposure of the healthcare worker to the contaminated needle. Such products are expected to include syringes, prefilled syringes, IV catheters, catheter introducers, Huber needles, plasma apheresis sets, dialysis sets, blood donor sets, winged steel infusions sets, Seldinger needles, epidural and spinal needles, lancets and other safety needle devices. Prototypes of the phlebotomy devices, catheter introducers, lancets, Huber needles, Seldinger needles, winged steel needles, syringes and prefilled syringes have been completed. The Company plans to continue discussions and negotiations with third parties to generate revenues through the licensing of products, joint venturing, and partnering with original equipment manufacturers.

         The Company's plan for the sales and distribution of its products is to target major segments of the respective markets for those products, including major hospital and institutional buying groups, pharmaceutical companies, distributors and wholesalers, and government and military agencies. The Company intends to market and distribute its products in the U.S. and selected foreign countries through one or more companies that have a major presence in these major segments. There can be no assurance that the Company will be able to enter into such arrangements for the sale and distribution of its products, other than those referenced above.

         The Company is not permitted to sell products based on its safety medical needle technologies for commercial use in the U.S. until regulatory approval is obtained. The Company must also comply with the laws and regulations of the various foreign countries in which the Company sells its products. Certain foreign countries may only require that the Company submit evidence of the Food and Drug Administration's ("FDA") pre-market clearance of the relevant products prior to selling those products in such countries. However, some foreign countries may require additional testing and approval. See "--Government Regulation."

Industry

         Market

         Healthcare is one of the largest industries in the world and grows larger each year. Healthcare worker and patient safety continue to be high priority, high profile issues. User efficiency and cost effective solutions are being sought with increasing demand. The Company's products target this market segment. Non-safety products today compete primarily on price. Although the Company's strategy includes being price competitive with other safety devices, the Company also seeks to compete on the basis of healthcare worker safety, ease of use, reduced cost of disposal, patient comfort and compliance with Occupational Safety and Health Administration ("OSHA") regulations while paying close attention to manufacturing cost. The Company believes that when all indirect costs (needle disposal, testing, labor savings and costs, treatment and workers compensation expense) are considered, the Company's products will compete effectively both with "traditional" products and with the safety products of the Company's competitors.

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

         The  Company  owns two  U.S.  patents  relating  to its  safety  lancet technology, and 18 U.S. patents relating to its safety medical needle technologies. The Company has over 90 U.S. and international patents and patent applications pending. The patents referred to above begin to expire in 2013.

         The future success of the Company may depend upon the strength of its intellectual property. The Company believes that the scope of its patents/patent applications is sufficiently broad to prevent competitors from introducing devices of similar novelty and design to compete with its current products and that such patents and patent applications are or will be valid and enforceable. There is no assurance, however, that if such patents are challenged, this belief will prove correct. In addition, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures which differ from those in the U.S. Patent protection in such countries may be different from patent protection provided by U.S. laws and may not be as favorable to the Company. The Company plans to timely file international patents in all countries in which the Company is seeking market share.

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

Manufacturing

         The Company has products that are in various stages of development and are not currently being manufactured. It is possible the Company may provide manufactured products in niche markets on an OEM basis. In such event, the materials used to produce the Company's products are generally widely available. The Company does not anticipate difficulty in obtaining such materials.

Competition

         The healthcare products market is highly competitive. Many of the Company's competitors have longer operating histories and are substantially larger, better financed and better situated in the market than the Company.

         The leading suppliers in the IV catheter market are Johnson & Johnson and Becton Dickinson and Company. Other suppliers of IV catheters having minor positions in this market include B. Braun Medical and Terumo Medical Corporation. The Company believes its safety IV catheters are superior to any safety IV catheter products on the market today.

         The current leading suppliers in the blood collection needle market (phlebotomy needles) are Becton Dickinson and Company, Kendall Healthcare and Terumo Medical Corporation. The Company believes its safety phlebotomy needles are superior to any safety phlebotomy needles on the market being sold by its competitors.

         The leading U.S. suppliers of syringe needles and syringes with needles are Becton Dickinson and Company, and Kendall Healthcare. Terumo Medical Corporation holds a minor U.S. market share. B. Braun Medical is a leader in Europe and Asia while Terumo is a leader in Japan and the Pacific Rim. The leading developers of safety syringe needles and syringes with needles include the Company, Med-Design Corporation, Bio-Plexus, Inc., New Medical Technologies, Retractable Technologies, Inc. and SIMS Portex, Inc. Based on numerous market studies conducted by the Company and Kendall Healthcare the Company believes that its safety syringe needles and syringes with needles are superior to those presently being marketed by its competitors.

         The leading suppliers in the lancet market are Becton Dickinson and Company, Surgicutt, Inc., Boehringer Mannheim, Inc., Kendall Healthcare and International Technidyne, Inc. There are also numerous smaller suppliers. To the best of the Company's knowledge, there are no safety lancets on the market today that operate in a manner similar to the Company's safety lancets.

         The specialty needle market includes a wide variety of needles including Huber, spinal, epidural, Seldinger, biopsy, dental, dialysis, plasma apheresis, blood donor collection sets, introducer, PICC introducer, Veress and opthalmic needles. Numerous companies compete within the various markets associated with each of these needles. These companies include Arrow, CR Bard,
B. Braun Medical, Kendall Healthcare, Cook Inc., Becton Dickinson and Company, Horizon Medical Products, Boston Scientific, Guidant, Bio-Plexus, Merit Medical, Medtronic, Mannan, Hart, Baxter International, Johnson & Johnson, Medamicus, Needle Tech, Mallinckrodt, Inc., Terumo Medical Corporation, Daum, U.S. Biopsy, Ballard and Abbott Laboratories. Many of the safety specialty needle areas offer some of the greatest opportunities for the Company to date. SHPI's technologies are well suited for these markets and have led to discussions with many of the companies listed.

         Conventional needle products have competed primarily on the basis of price. In direct contrast, the safety needle market offers substantial opportunities as premium priced product. The Company expects to compete on the basis of healthcare worker safety, ease of use, patient comfort, added product features and compliance with state, federal and OSHA regulations. The Company's products are projected to perform well in the near term based on product design features and endure in the market based on low manufacturing costs, which should provide long-term pricing advantages.

Research and Development

         The Company has devoted a substantial portion of its efforts to designing and developing healthcare products. To date, research and development expenditures have resulted in the Company's ownership of in excess of 90 patents and patent applications worldwide and the creation of 18 different safety needle technologies which have application in almost all medical needles used today. Company sponsored research and development activities resulted in expenses of $1,288,182 in 2000 and $1,014,063 in 1999. Customer sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques for which the Company earned revenues were $452,529 in 2000 and $1,100,947 in 1999. The Company plans to continue research and development on its current products and possible new products. There is no assurance that the Company's ongoing research and development activities will prove effective.

Government Regulation

         Product Approvals

         The Company and its products are regulated by the FDA, pursuant to various statutes, including the FD&C Act, as amended and supplemented by the Medical Device Amendments of 1976 (the "1976 Amendments") and the Safe Medical Devices Act of 1990. Because the Company's focus is on the development, design and licensing of medical safety devices rather than marketing and manufacturing of the devices, the Company does not typically make the regulatory filings necessary to sell its products. The Company relies on its strategic partners to pursue regulatory approvals and anticipates that it will continue to rely on strategic partners in a similar manner in the future unless the Company manufactures products.

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

         In some cases obtaining pre-market approval for Class III devices can take several years. Product clearance pursuant to a 510(k) Notification can be obtained in much less time. The average time for 510(k) clearance for safety devices is currently 90 days. In general, clearance of a 501(k) Notification for a Class II device may be obtained if the Company can establish that the new device is "substantially equivalent" to another device of that Class already on the market. This requires the new device to have the same intended use as a legally marketed predicate device and have the same technological characteristics as the predicate device. If the technological characteristics are different, the new device can still be found to be "substantially equivalent" if information submitted by the applicant (including clinical data if requested) supports a finding that the new device is as safe and effective and does not raise questions of safety or efficacy that are different from the predicate device.

         The Company expects its development stage products (i.e., products based on its safety medical needle and lancet technologies) to be categorized as Class II devices. The Company also expects that these products will not require pre-market approval applications but will be eligible for marketing clearance through the 501(k) Notification procedure based upon their substantial equivalence to previously marketed devices.

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

         The FDA inspects medical device manufacturers and distributors, and has broad authority to order recalls of medical devices, to seize non-complying medical devices, to enjoin and/or impose civil penalties on manufacturers and distributors marketing non-complying medical devices, and to criminally prosecute violators. Noncompliance with FDA regulations could have a material adverse effect on the Company.

         In addition to the laws and regulations described above, the Company is subject to government regulations applicable to all businesses, including, among others, regulations related to occupational health and safety, workers' benefits and environmental protection.

         Safety Product Mandates

         Recent safety regulations and legislation have also increased the demand for and exposure of safety medical devices. Seventeen U.S. states have passed safety legislation requiring use of safety needle products. The Needlestick Safety and Prevention Act was recently adopted by the federal government. OSHA also issued a national directive in November 1999 requiring use of safety medical devices. Also, in

November 1999, the Centers for Disease Control and National Institute for Occupational Health and Safety issued safety alerts urging healthcare workers to use safety devices having engineered controls.

         The Needlestick Safety and Prevention Act became effective in November 2000 and orders specific revisions to OSHA's bloodborne pathogens standard within six months. This national law requires healthcare employers to review new safety products and mandates their use by employees. The revised standard directs all healthcare facilities and employers to select safety needle devices as they become available.

         Foreign Regulation

         Distribution and sales of the Company's products in countries other than the U.S. is subject to regulations in those countries. There can be no assurance that the Company will be able to obtain the approvals necessary to market its products outside the U.S.

Seasonality of Business

         Sales of the Company's products are not anticipated to be subject to seasonal variations.

Backlog

         There is no backlog of unfilled orders of the Company's products.

Employees

         As of April 11, 2001, the Company employed 18 people, including 11 engineers, 1 patent attorney, 2 sales and marketing employees and 4 accounting and administrative employees, all but one of whom work for the Company on a full time basis. The Company expects to add additional employees in the next 12 months. The Company's employees are not represented by any labor union, and the Company believes its relations with its employees are good.

Item 2. Description of Properties

         The Company's principal offices are located at 585 West 500 South, Bountiful, Utah, under terms of a lease with an unaffiliated lessor which expires on June 30, 2003, subject to the Company's right to extend the lease term for an additional three-year term. The offices comprise 17,273 square feet of space. The Company has subleased approximately 3,300 square feet of this space for a term of twelve months beginning March 1, 2000 with an option to renew for an additional twelve months, which option has been exercised. The Company believes that its current office space will be adequate to meet the needs of current and expected growth for the foreseeable future. The Company may, however, require additional manufacturing facilities in the future depending upon the volume of products sold and the manufacturing arrangements to which the Company is a party.

Item 3. Legal Proceedings

         None

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2000.

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

                  Quarter Ended                     High              Low
                  -------------                     ----              ---
                  1999
                  ----
                  March 31......................     $1.18            $0.94
                  June 30.......................     $1.13            $0.75
                  September 30..................     $0.84            $0.41
                  December 31...................     $1.16            $0.41

                  2000
                  ----
                  March 31......................     $1.31            $0.69
                  June 30.......................     $1.44            $0.75
                  September 30..................     $1.94            $0.88
                  December 31...................     $1.75            $0.88


Holders of Record

         At April 11, 2001, there were approximately 277 holders of record of the Company's Common Stock. The number of holders of record was calculated by reference to the Company's stock transfer agent's books.

Issuance of Securities

         In November 2000, the Company granted to two of the non-executive members of the Company's board of directors stock options to acquire a total of 8,000 shares of the Company's common stock at an exercise price of $1.4375 per share in consideration for services rendered by the recipients as members of the Board of Directors during the fourth quarter of 2000. In November the Company also granted a non-employee stock options to acquire a total of 50,000 shares of the Company's common stock at an exercise price of $2.00 per share. The options to this non-employee were valued at $19,573 using the Black-Scholes option pricing model and have been reflected as deferred compensation expense in the accompanying consolidated financial statements with $1,233 recognized as compensation expense for the year ended December 31, 2000. The option grants were exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulation D as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with these transactions.

         In November and December 2000, the Company offered and sold unsecured convertible promissory notes to four accredited and sophisticated investors. Principal and interest was due and payable in a single balloon payment on March 31, 2001. The notes bear interest at the rate of 10% per annum beginning on January 1, 2001 through the maturity date. Prior to January 1, 2001, the notes were non-interest bearing. The notes were convertible, at the sole election of the note holders, into the Company's $.02 par value common stock at a conversion rate of $1 per share on or before December 31, 2000. For each share of common stock received upon conversion, the note holder shall receive a Series E Warrant that is exercisable at $1.50 per share and expires on June 30, 2001. No notes were converted and the Company is currently in default in repaying the amounts owing. The sale of these securities was exempt from registration under Rule 506 of Regulation D, Regulation S and Sections 4(2) and 4(6) of the Securities Act of 1933. The Company did not use an underwriter in connection with the sale of the notes.

         In February 2001, the Company issued a Private Placement Memorandum ("PPM") and raised $170,000 in funding. This PPM was closed in March 2000. The offering was made in units of $20,000, each unit providing 20,000 shares of the Company's common stock and Series F warrants to purchase an additional 20,000 shares of the Company's common stock at an exercise price of $1.50 per share, said warrants exercisable through February 28, 2002. The PPM also contained an adjustment provision to participants should a subsequent offering be made at more advantageous terms. The adjustment would become effective and be made upon the following conditions:

         On the first occasion that the Company issues an aggregate of 2,000,000 shares of common stock (including securities that are convertible into common stock whether in the form of debt or equity) in a private offering (an "Equity Financing") and the Equity Financing is at a different price or has different terms, conditions or characteristics than the Units that are part of this Offering, then each stockholder who then holds outstanding Units (i.e., the common stock and Series F warrants that were acquired in this Offering) shall have the option to convert the Units into the number of subsequently-issued securities in the Equity Financing that such stockholder would have received had such stockholder invested the funds used to acquire the Units in this Offering to acquire the securities issued in the Equity Financing (a "Conversion Privilege). The Conversion Privilege and other rights described in this paragraph shall not apply to (i) an Equity Financing that occurs after December 31, 2001, (ii) stock options grants under any Company stock option plan,
         (iii) obligations of the Company that existed prior to the date of this Memorandum, (iv) any securities issuances to Rubicon or its successor or nominees, (v) any securities issued to one or more strategic partners of the Company, (vi) the issuance of securities that are primarily for compensatory purposes, (vii) the issuance of securities in connection with any merger, stock exchange, consolidation, reorganization, sale of a significant portion of the Company's assets or similar transaction or (viii) the issuance of securities after the first occasion that the Company has an Equity Financing.

         Upon the occurrence of an Equity Financing where a Conversion Privilege exists, the Company will send notice to Offering investors who may exercise a Conversion Privilege ("Offering Investors") at the addresses set forth on the Company's stockholder records by first class U.S. mail. Offering Investors will have fourteen days after the date of such notice to elect to exercise their Conversion Privilege by notifying the Company in writing during said 14-day period of their election to exercise the Conversion Privilege and returning the Offering Investor's common stock and Series F warrants that comprise the Units that are the subject of the Conversion Privilege to the Company for cancellation. Any investors not electing to exercise their Conversion Privilege as described above within said 14-day period shall lose the right to exercise the Conversion Privilege.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The  following  discussion  and  analysis  provides  information  which management  believes is  relevant  to an  assessment  and  understanding  of the
Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Wherever in this discussion the term "Company" is used, it should be understood to refer to SHPI and its wholly owned subsidiaries, SHP, SSC and SCC, on a consolidated basis, except where the context clearly indicates otherwise.

Overview

         The Company's principal business is the design, development, testing and evaluation, and marketing of its safety needle technologies and other safety medical products, the design and development of various molds and production processes and the generation of its broad intellectual property portfolio. The proprietary SHPI safety technologies that have been developed allow a contaminated needle to be protected without exposure of the healthcare worker to the contaminated needle.

         In accordance with accounting principles generally accepted in the U.S., the Company has expensed all past research and development costs and has incurred cumulative losses from operations since its inception. The Company's balance sheet does not reflect any value attributable to its intellectual property. To date, development expenditures have resulted in the ownership of in excess of 90 patent and patent applications worldwide and the creation of 18 different and unique safety needle technologies which have application to almost all medical needles used today, including: syringe, prefilled syringe, IV catheter, catheter introducers, winged needle sets for infusion and collection, phlebotomy devices, procedure, Huber needles, plasma apheresis sets, dialysis sets, blood donor sets, Seldinger needles, epidural and spinal needles, lancets, as well as additional specialty needle devices. [Agreements are in place for 13 safety needle products with three leading global medical device companies:
Kendall , BD, and Merit . These three license agreements have generated in excess of $5,500,000 of pre-production payments and payments in excess of $2,800,000 in development fee payments the Company. These agreements are projected to generate further revenues from the sale of patents, development fees, advanced royalties and royalties based on product sales, some of which are projected to begin entering the market in the third and fourth quarters of 2001

         SHPI plans to focus on the  following  four areas of  activity in 2001:
(1) the launch of safety needle products through its strategic partners on an exclusive basis, (2) the launch of an additional safety needle product on a non-exclusive basis through joint venturing and partnering with original equipment manufacturers, (3) the development of incremental revenues related to design and development agreements with licensing partners and (4) the generation of added revenues through the further development and licensing and joint venturing of additional products.

         Product Launches through Exclusive Partners. SHPI safety needle product launches projected in 2001 include a Seldinger safety needle to be sold by Merit for use by interventional radiologists and cardiologists. By the end of 2001, the SHPI safety syringe is expected to be ready to launch by Kendall.

         Product Launch through Non-exclusive Partners. Based on the availability of financing, an SHPI safety Huber needle is expected to be launched in late 2001. This safety product will be marketed by SHPI on an OEM basis through several strategic partners on a non-exclusive basis.

         Development Revenue. SHPI expects to generate incremental revenue related to the design and development of products during 2001 on safety products which are already under agreement. In addition, the Company would anticipate supplemental development revenue related to potential agreements that could be negotiated during the year.

         Additional Safety Needle Products. The Company is negotiating with several medical product companies regarding additional potential product licensing agreements. SHPI is pursuing OEM and joint venture agreements to supply products to the specialty needle markets.

Financial Position

         The Company had $10,595 in cash as of December 31, 2000. This represented a decrease of $169,830 from December 31, 1999. Working capital (deficit) as of December 31, 2000, was ($944,613) as compared to $230,138 at December 31, 1999. These decreases were largely due to decreased cash balances coupled with increased accounts payable, accrued liabilities and $600,000 in notes payable that were issued in December 2000 and are currently in default.

Years Ended December 31, 2000 and 1999

         During the year ended December 31, 2000, the Company had total operating revenues of $674,532, compared with total operating revenues of $4,850,947 for the year ended December 31, 1999. During 2000, the Company recognized $153,117 in development fee revenues under the JJM Agreement and $283,406 in development fee revenues under the Kendall Agreement. Costs incurred to generate these development fees were $127,242 and $177,244, respectively. The Company also had $222,003 in technology fee revenue from the Kendall Agreement. Prior to 1999, the Company had $3,750,000 in deferred royalty revenue relating to the BD License Agreement. In June 1999, BD and the Company amended the BD License Agreement. The amendment provided that the $3,750,000 previously paid by BD to the Company would not be credited against future earned royalties and the Company would have no further obligation of any kind to BD with respect to these payments. Accordingly, the $3,750,000 of deferred royalty revenue was recognized as revenue during 1999. During 1999, the Company also had $1,100,947 in development fee revenues from JJM under the JJM Agreement. Costs incurred to generate these development fees totaled $890,222. The Company will look to product sales and other development and strategic arrangements for future revenues.

         Research and development ("R&D") expenses in 2000 were $1,288,182 compared to $1,014,063 in 1999. The increase was primarily due reduced revenues and the associated allocation of R&D expenses to cost of revenues. Revenues from development fees declined by $648,418 in 2000 compared to 1999.

         Selling, general and administrative ("SG&A") expenses were $2,275,342 in 2000, a decline from the $2,543,031 expenses in 1999. Major contributing factors to the reduction were no expenses for litigation ($90,000) and decreased depreciation and amortization expenses ($68,241). Reductions in personnel and employee benefits also contributed to the reduction in total departmental expenses.

         Other income and expense was $29,698 in 2000 compared to $61,362 in 1999. Interest income in 2000 declined due to lower cash levels.

         The net loss from operations in 2000 is $3,181,720, compared to a net income of $359,231 in 1999. The primary reason for the change was the $3,750,000 in BD license fees that were recognized as revenue in 1999.

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of equity securities, the sale of technology and patents, advanced royalties, development fees, technology and license fees and proceeds from the exercise of common stock options. The Company generated $16,207,305 in net proceeds through financing activities from inception through December 31, 2000. The Company used net cash for operating activities of $749,413 for the year ended December 31, 2000. As of December 31, 2000, the Company's current liabilities totaled $1,359,958. In addition the Company had deferred revenue, net of current portion relating to the prepayment by Kendall of $981,993.

         The Company had $10,595 in cash as of December 31, 2000. This represents a decrease of $169,830 from December 31, 1999. Working capital (deficit) as of December 31, 2000 was ($1,240,617) as compared to $230,138 at December 31, 1999. These decreases were largely due to increases in accounts payable, accrued liabilities, current portion of deferred revenue and $600,000 in notes payable issued in December 2000. The Company received $7,020 in proceeds from the exercise of common stock options during the year ended December 31, 2000.

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new safety needle products and the level of sales. As of December 31, 2000, the Company had accounts payable and accrued liabilities totaling $463,954, current portion of deferred revenue of $296,004 and short-term debt of $600,000. As of the date of this report, the Company does not have sufficient funds to pay these obligations and there can be no assurance that the Company will obtain sufficient funds to pay these liabilities. As of April 11, 2001, the Company had not committed any funds for capital expenditures. The Company estimates that it will need to raise at least $4,000,000 in additional funds for 2001 to execute its business plan. The Company is developing a financing plan to provide it with this additional funding. There can be no assurance that the Company will be successful in implementing any future financing plans or in raising additional funds. If the Company is unsuccessful in completing its financing plan or raising additional funds the Company may be required to reduce substantially or eliminate certain areas of its product development activities, limit its operations significantly or cease operations entirely.

         The Company has granted stock options that are currently exercisable for 1,939,000 shares of Common Stock at exercise prices ranging between $1.00 and $2.625 per share. The exercise of all such stock options would result in an equity infusion to the Company of $3,298,886. At April 11, 2001, all of the stock options are out of the money and there can be no assurance that any of the stock options will be exercised.

License Agreements

         In January 2001, the Company and Merit entered into a License Agreement relating to the production of safety needle devices for angiographic guidewire introducers. Merit is a worldwide leader in interventional cardiology and radiology needles. The Company received an up front license fee payment of $100,000 in January 2001. The Agreement provides that the Company will receive ongoing royalties, including minimum royalty payments beginning in 2002. All product introductions are scheduled and controlled by Merit. There can be no assurance that the Company will receive any future revenues under this agreement.

         In November 1999, the Company and Kendall entered into the Kendall Agreement relating to one application of the Company's needle technology in the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The effective date of the Kendall Agreement was subject to certain approvals that were obtained on March 29, 2000. On April 12, 2000, the Company received a $1,500,000 payment less $35,044 representing the Company's share of certain patent filing costs. The Company will also receive an additional $1,000,000 upon the sale of commercial quantities of products (as defined in the agreement) or 30 months from the effective date of the agreement, whichever comes first. These payments, totaling approximately $2,500,000, are in exchange for the Company assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related patents. The assignment of the patent rights to Kendall is subject to a preexisting license agreement and the retention by the Company of an exclusive, royalty free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for the Company to receive development fees and ongoing royalties, including minimum royalty payments totaling $2,500,000 during the period commencing upon sale of commercial quantities of products and the third anniversary thereof. Kendall has the right to cancel its unaccrued obligations under the Kendall Agreement upon 15 days written notice in which event the patents that are the subject of the Kendall Agreement will be assigned back to the Company. It is anticipated that Kendall will manufacture all products that are subject to the Kendall Agreement. All product introductions are scheduled and controlled by Kendall. There can be no assurance that the Company will receive any future revenues under this agreement.

         In December 1997, the Company entered into the JJM Agreement with JJM to commercialize two applications of SHPI's safety needle technologies. The JJM Agreement provided that the Company and JJM would seek to commercialize two products using SHPI's safety medical needle technologies. On April 3, 2001, the Company received notice from Ethicon Endo-Surgery, Inc. that the JJM Development and License Agreement was being terminated pursuant a contract provision that provided for termination upon 90 days notice. Ethicon Endo-Surgery, Inc. stated that higher gross profit returns had been imposed on all divisions' products and, as these higher returns could not be achieved, Ethicon Endo-Surgery, Inc. made the decision not to enter the blood collection market. The Company has had discussions with potential new partners for the blood collection devices that were the subject of the JJM agreement. However, there can be no assurance that the Company will enter into an agreement with respect to these products.

         The Company plans to focus its activities on the further development and licensing of additional products based upon the Company's intellectual property portfolio and unique safety needle technologies. Such products are expected to include syringes, prefilled syringes, IV catheters, catheter introducers, Huber needles, plasma apheresis sets, dialysis sets, blood donor sets, winged steel infusion sets, Seldinger needles, epidural and spinal needles, lancets and other safety needle devices. Prototypes of phlebotomy devices, catheter introducers, lancets, Huber needles, Seldinger needles, winged steel needles, syringes and prefilled syringes have been completed. The Company plans to continue discussions and negotiations with third parties to generate revenues through the licensing of products, joint venturing, and partnering with original equipment manufacturers.

Inflation

         The Company does not expect the impact of inflation on operations to be significant.

Risk Factors

         In addition to the risks set forth above, the Company is subject to certain other risk factors due to its development stage status, the industry in which it competes and the nature of its operations. These risk factors include the following.

         History of Losses/Profitability Uncertain. The Company is in the development stage and, except for 1999, has reported losses each year since 1993. At December 31, 2000, it had an accumulated deficit of $19,245,503. The Company's products are in various stages of production, pre-production, development and research. Profitability is dependent upon completion of product development and manufacturing lines and the successful marketing of licensed Company products; the Company's ability to license additional products that are not currently subject to licenses or have these products distributed through joint venture or similar arrangements; and the Company's ability to develop additional products based on its core technologies. There is no assurance that the Company's products will be commercially viable and no assurance can be given that the Company will become profitable. In addition, prospects for the Company's profitability will be affected by expenses, operational difficulties and other factors frequently encountered in the development of a business enterprise in a competitive environment, many of which factors may be unforeseen and beyond the Company's control.

         Dependence on Distribution and Licensing Partners. The Company has entered into distribution and licensing arrangements under which it expects to generate revenues (although there can be no assurance) with Kendall and Merit. See "Business---General." The Company believes that royalty payments from Kendall and Merit related to sales of our products will constitute all or a substantial portion of the revenues in the future. Kendall may terminate the Kendall Agreement upon 15 days written notice. The ability of Kendall and/or Merit to sell products they have licensed from the Company will depend on competitive factors and the resources such parties commit to the sale of products they have licensed from the Company. The extent to which these licensees commit their resources to the sale of products licensed from the Company is entirely within their control. These licensees are not obligated to pursue the development and commercialization of Company products. Therefore, the Company's license arrangements with Kendall and Merit may not result in the successful commercialization of the products and may not generate any future revenues. If one or both of these agreements were terminated, the licensees are unsuccessful in developing or selling the licensed products or one or both of these parties determines not to pursue the development and sale of the licensed products, it may have a material adverse effect on the Company and its operations. There can be no assurance that the Company's license or distribution partners will diligently seek to develop, market or sell Company products or that such arrangements will not be terminated in the future.

     Need for Additional Funds. Due to the development stage status of the Company and the uncertainty of future profits, the Report of Independent Public Accountants relating to the Company's 2000 consolidated financial statements, attached hereto, contains a "going concern" explanatory paragraph. See Consolidated Financial Statements and related Notes. The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new safety needle products and the level of sales. At December 31, 2000, the Company had accounts payable and accrued liabilities totaling $463,954 and short-term debt of approximately $600,000, the repayment of which is currently in default. As of the date of this report, the Company does not have sufficient funds to pay these obligations and there can be no assurance that the Company will obtain sufficient funds to pay these liabilities. As of April 11, 2001, the Company had not committed any funds for capital expenditures. The Company estimates that it will need to raise at least $4,000,000 in additional funds in 2001 to execute its business plan. The Company has been operating with a working capital deficit and needs to raise additional funds in the immediate future or it may be forced to cease operations. The Company has adopted financing plans and is developing additional financing plans in an attempt to provide it with additional funding. If the Company raises additional capital by issuing equity securities, stockholders' percentage ownership will be reduced, and stockholders may experience substantial dilution. Such financing plans may or may not involve a change in control of the Company. There can be no assurance that the Company will be successful in implementing any future financing plans or in raising significant additional funds. If the Company is unsuccessful in raising additional funds, the Company may be required to reduce substantially or eliminate certain areas of its product development activities, limit its operations significantly or cease operations entirely.

     In connection with the current and future financing plans or strategies, the Company has been threatened with lawsuits by a number of different stockholders  if the  Company  does  not  pursue  suggested  financing  plans or strategies. These financing plans include a plan proposed by Rubicon International Limited who is currently acting as a financial advisor to the Company. See "Certain Relationships and Related Transactions." The stockholder proposals, in some cases, are mutually exclusive. Given recent stockholder communications, there can be no assurance that some stockholders will not challenge any given financing plan or strategy adopted by the Company. Stockholder litigation may be expensive and, if it occurs, could divert Company resources from other planned uses. Such litigation could have a material adverse effect on the Company including requiring the Company to limit or cease operations.

         Dependence on Licensee Manufacturing. To date, the Company has primarily relied on licensees to arrange for the commercial manufacture of products. These licensees generally anticipate manufacturing Company products at their own facilities, although it is possible that in connection with future licenses or joint venture or similar arrangements, the Company may rely on third-party manufacturers other than licensees or manufacture selected products itself. Contracting with third parties or relying on licensees to manufacture products presents the following risks: (i) delays in the manufacture of products could have a material adverse effect on the marketing of the products; (ii) the manufacturers may not comply with requirements imposed by the FDA or other governmental agencies; (iii) the Company may have to share intellectual property rights to improvements in the manufacturing processes or new manufacturing processes for products; (iv) in those instances where the Company may seek third-party manufacturers, it may not be able to locate acceptable manufacturers or enter into favorable long-term agreements with them; and (v) the Company may not be able to find substitute manufacturers, if necessary. Any of these factors could delay commercialization of products and adversely affect the sale of the products and license or joint venture revenues.

         Dependence on Sales and Marketing Efforts of Licensees. The Company has limited sales and marketing capabilities, and does not intend to build a sales and marketing infrastructure for commercial sales of products. Accordingly, the Company is dependent on licensees to sell our products and generate royalties. If licensees do not devote sufficient effort to the sale and marketing of Company products, or are otherwise unsuccessful in marketing Company products, it will materially affect future revenues, if any.

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

         Rapidly Changing Technology. The Company is in various stages of production, pre-production, development and research with respect to its safety lancets, medical safety needle technologies, blood collection devices and other products. There is no assurance that development of superior products by competitors or changes in technology will not eliminate the need for the Company's products. The introduction of competing products using different technology could adversely affect the Company's attempts to develop and market its products.

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

         Dependence on Continued Research and Development. Some of the Company's safety medical needle technologies are in various stages of development. The Company is also exploring additional applications for all of its technologies. The continued development of its products and development of additional applications and new products is important to the long-term success of the Company. There can be no assurance that such applications or products will be developed or, if developed, that they will be successful.

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

         Competition/Potential Inability to Compete. The Company is engaged in a highly competitive business and will compete directly with firms that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, and established distribution channels that are better situated in the market than the Company. The Company's competitors and potential strategic partners include Baxter International, Inc., B. Braun Medical, BD, Bio-Plexus, Inc., Boehringer Mannheim, Inc., Kendall, Maxon Inc., Med-Design Corporation, Medi-Hut, Medisys PLC, Miles Inc., Merit , NMT Group PLC, Retractable Technologies, Inc., Surgicutt, Inc., Terumo Medical Corporation and Univec, Inc. Such competitors may use their economic strength to influence the market to continue to buy their existing products. These competitors may also be potential strategic partners with respect to various products as are, for example, Kendall and Merit. The Company does not have an established customer base and is likely to encounter a high degree of competition in developing a customer base. One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with the Company's products. New competitors may emerge and may develop products that compete with the Company's products. No assurance can be given that the Company will be successful in competing in this industry.

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

         The Needlestick Safety and Prevention Act was recently adopted by the federal government. OSHA also issued a national directive in November 1999, requiring use of safety medical devices. Also in November 1999, the Centers for Disease Control and National Institute for OSHA issued safety alerts urging healthcare workers to use safety devices having engineered controls. The Company cannot predict what impact, if any, such legislation or healthcare reforms might have on the Company's financial condition and results of operations.

         Management/Dependence on Key Personnel/Board. The success of the Company depends upon the skills, experience and efforts of its management and other key personnel. Should the services of one or more members of its present management or other key personnel become unavailable to the Company for any reason, the business of the Company could be adversely affected. There is no assurance that the Company will be able to retain existing employees or attract new employees of the caliber needed to achieve the Company's objectives. The Board currently consists of six members, three of whom are employed by the Company.

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

Item 7. Financial Statements

         See  index  to  consolidated   financial  statements  and  consolidated
financial statement schedules included herein as Item 13.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                     [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         Set forth below is certain information concerning each of the directors and executive officers of the Company as of April 11, 2001.

                                                                      With the
         Name              Age              Position               Company Since
         ----              ---              --------               -------------
David A. Robinson (1)      57   President, Chairman of the Board,       1993
                                Chief Executive Officer and Director

Dr. Donald D. Solomon (1)  50   Vice President, Chief Operating         2000
                                Officer, Chief Technical Officer
                                and Director

Paul S. Evans (1)          38   Vice President, General Counsel,        2000
                                Secretary and Director

Keith L. Merrell (1)       55   Vice President of  Finance and          2000
                                Investor Relations, Chief Financial
                                Officer and Treasurer

Dr. David T. Rovee (2)(3)  61   Director                                1998

Robert R. Walker (2)(3)    70   Director                                1994

Dr. H. Roy Bichan (2)(3)   59   Director                                2000
---------------
(1)      Member of Executive Committee.
(2)      Member of Audit Committee.
(3)      Member of Compensation Committee.

         David A. Robinson. Mr. Robinson is President, Chief Executive Officer and Chairman of the Board of the Company. He has been a director and officer of the Company since November 1993 and his term as a director expires in 2001. As well as considerable involvement and responsibility as SHPI President and CEO, Mr. Robinson draws upon more than 25 years of business development experience to generate strategic partnerships and to provide an effective interface to a broad range of SHPI customers. That experience is overlaid with 30 years of management experience, including 19 years as President and CEO of three companies. Mr. Robinson holds a MBA and a Masters degree in Management Science from the University of Southern California.

         Dr. Donald D. Solomon. Dr. Solomon is Vice President, Chief Operating Officer, Chief Technical Officer and a director of the Company. He has been an officer of the Company since October 2000 and a director since March 2001and his term as a director expires in 2003. Dr. Solomon is an innovator with a keen understanding of the clinician's needs. He is responsible for managing the operations for the Company. He brings more than 21 years of medical product experience in research, product development, engineering, and manufacturing in both the U.S. and internationally to SHPI. Dr. Solomon was the Vice President of Research and Development at Johnson & Johnson Medical - Vascular Access ("JJM") from 1996 to 2000. Prior to JJM, Dr. Solomon served at Becton Dickinson ("BD")from 1987 to 1996, including positions as Worldwide Director of R&D for BD Pharmaceutical Systems Division based in France, and Director of R&D for Biocompatible Polymer Development at the BD Infusion Therapy Division. Dr. Solomon currently holds 37 patents and is the author of 52 scientific publications. He received his Masters and Ph.D. degrees in Polymer Science from Case Institute of Technology at Case Western Reserve University.

         Paul S. Evans. Mr. Evans is Vice President, General Counsel, Secretary and a Director of the Company. He has been a director and officer of the Company since June of 2000 and his term as director expires in 2003. He serves as patent counsel in various intellectual property areas, including: domestic and foreign patent prosecution, technology transfer and licensing; and strategic and tactical business-focused legal planning with an emphasis on intellectual property. Mr. Evans received a B.S. in Mechanical Engineering from the
University of Utah and worked as a Project/Design Engineer for Morton International (now Autoliv) prior to receiving his law degree. He previously served as Vice President and General Counsel for two research and development companies, serving from 1994 to 2000 as Vice President, General Counsel of Eneco, Inc. He was a patent attorney with the law firm of Snow, Christensen & Martineau. His project and design engineering experience coupled with his law expertise provides a valuable insight into his management of intellectual property for the Company. Mr. Evans speaks fluent Japanese.

         Keith L. Merrell. Mr. Merrell is Chief Financial Officer, Vice President of Finance and Investor Relations, and Treasurer of the Company. He has been an officer of the Company since July 2000. Along with his financial responsibilities as CFO of SHPI, Mr. Merrell draws on 28 years of accounting experience to manage all of the accounting functions and to interface with the Company's independent public accountants. He spent two years in the field of public accounting, and served as Chief Financial Officer or Controller of four companies prior to his joining SHPI. His business career also includes extensive experience in management, sales and marketing, and consulting. He served as Vice President - Western Operations for Michelex, an injection molding company with corporate headquarters in New York, from 1998 to 2000. From 1991 to 1998 he served as Director of Finance for The Duplication Group, planning, implementing and bringing online the first CD manufacturing facility in the intermountain area. He graduated from Arizona State University with a Bachelor of Science degree in Accounting.

         Dr. David T. Rovee. Dr. Rovee has been a director of the Company since April 1998 and his term expires in 2002. From 2000 to present he has acted as a business management and technology consultant in the pharmaceutical and medical products fields. From 1991 to 2000 he served as President and Chief Operating Officer of Organogenesis, Inc., a publicly traded biotechnology company. Prior to his employment with Organogenesis, Inc., Dr. Rovee was employed for a 25 year period by Johnson & Johnson in various capacities, including Vice President and Director of Research and Development for Johnson & Johnson Patient Care, Inc. Dr. Rovee has a Bachelors degree in Biology from Memphis State University, a Masters degree in Zoology from Louisiana State University and a Ph.D. in Developmental Biology from Brown University.

         Robert R. Walker. Mr. Walker has served as a director of the Company since March 1994 and his term expires in 2002. For the past five years Mr. Walker has been principally self-employed as a consultant in the healthcare industry primarily in the area of start-up medical device companies. From 1976 to 1992, Mr. Walker was employed by IHC Affiliated Services Division of Intermountain Healthcare, a regional hospital company, from which he retired as President of IHC Affiliated Services. He is also a former Chairman of the Board of AmeriNet, Inc., which is a national group purchasing organization for hospitals, clinics, detox/drug centers, emergency, nursing homes, private laboratories, psychiatric centers, rehabilitation facilities, surgical centers and institutions such as schools and prisons. Mr. Walker is a member of the American Hospital Association and the Hospital Financial Management Association. He holds a Bachelor of Science degree in Business Administration from the University of Utah.

         Dr. H. Roy Bichan. Dr. Bichan is the most recent addition to the Board of Directors, having been appointed in August 2000. As an appointee of the board, he will be up for election in 2001 for a full term on the board. His term as director expires in 2001. His vast business experience has taken him around the world and includes serving as Chairman and Director of a number of companies. He has long been active in developing the economic base of Wales. He served as Deputy Chairman of the Welsh Development

Agency, Chairman of the Welsh Industrial Development Advisory Board, and is currently a Director of the Midland Enterprise Fund for Wales. He earned a Ph.D. in geology from the University of Leeds.

         Executive officers of the Company are elected by the Board on an annual basis and serve at the discretion of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

         Based solely on the Company's review of such forms furnished to the Company and representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied with during 2000.

 Item 10. Executive Compensation

         The tables below set forth certain information concerning compensation paid by the Company to its Chief Executive Officer and all other executive officers with annual compensation in excess of $100,000 (determined for the year ended December 31, 2000) (the "Named Executive Officers"). The tables include information related to stock options granted to the Named Executive Officers.

         Summary Compensation Table. The following table provides certain information regarding compensation paid by the Company to the Named Executive Officers.

                                         SUMMARY COMPENSATION TABLE

                                           Annual Compensation                     Awards            Payouts
                                           -------------------                     ------            -------
                                                                           Restricted  Stock                     All Other
        Name and                                          Other Annual     Stock       Options/    LTIP        Compensation
   Principal Position       Year Salary ($)  Bonus ($)  Compensation($)(1) Awards ($)    SAR(#)    Payouts($)       ($)
   ------------------       ---- ----------  ---------  ------------------ ----------    ------    ----------       ---
David A. Robinson,          1998  240,000      1,000        10,000            ---         ---         ---        10,428(4)
President, CEO, Chairman    1999 225,416(2)     ---         10,000            ---         ---         ---        68,508(3)(4)
of the Board and Director   2000 190,000(2)     ---          9,500            ---      300,000(7)     ---        12,180(4)

David L. Thorne             1998    94,666      300          4,748            ---         ---         ---              ---
Manager - Product           1999 100,000(3)     ---          5,000            ---         ---         ---        51,044(5)
Development                 2000  100,000       ---          5,000            ---       74,810        ---         1,044(6)

---------------

(1) These amounts represent payments by the Company into its 401(k) retirement plan for the benefit of the Named Executive Officer.
(2) In September 1999, Mr. Robinson's salary was voluntarily reduced from $240,000 to $190,000 per year.
(3) This represents payment of accrued vacation, $67,400 of which was used to pay off a subscription receivable in a noncash transaction. Effective January 1, 1999, the Company changed its accrued vacation policy and subsequent to that date allows a maximum of 20 days vacation pay to be carried forward from year to year.
(4) Represents amounts paid by the Company for life insurance on the life of Mr. Robinson with insurance proceeds payable to the beneficiary designated by Mr. Robinson.
(5) Represents $50,000 paid to Mr. Thorne for cancellation of SHPI Warrants to acquire 25,000 shares of common stock. Also represents $1,044 paid by the Company for term life insurance on the life of Mr. Thorne with insurance proceeds payable to the beneficiary designated by Mr. Thorne.
(6) Represents amounts paid by the Company for life insurance on the life of Mr. Thorne with insurance proceeds payable to the beneficiary designated by Mr. Thorne.

(7) Mr. Robinson had 300,000 five year options that expired August 31, 2000. On September 2, 2000, the board granted Mr. Robinson 300,000 new options with a three-year term.

         Option Grants in Fiscal Year 2000. The following table sets forth certain information with respect to stock options grants during the year ended December 31, 2000 to Named Executive Officers.

                             OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                         (Individual Grants)

                           Number of     Percent of Total
                          Securities        Options/SAR
                          Underlying        Granted to
                          Options/SAR      Employees in   Exercise or Base
            Name        Granted (#) (1)     Fiscal Year    Price ($/Share)    Expiration Date
            ----        ---------------     -----------    ---------------    ---------------
   David A. Robinson       300,000 (2)         31.5%            $2.00              9/2/03
   David L. Thorne          74,810 (3)          7.9%            $1.25              9/2/10

(1)      These options were granted  pursuant to the Company's 2000 Stock Option
         Plan.
(2) Mr. Robinson had 300,000 five year options that expired August 31, 2000. On September 2, 2000, the board granted Mr. Robinson 300,000 new options with a three-year term.
(3)      Mr. Thorne had 19,810  five-year  options that expired August 31, 2000.
         On September 2, 2000, the board granted Mr. Thorne 19,810 new options with a three-year term.

Compensation of Directors

         No cash fees or other consideration were paid to employee directors of the Company by the Company for service on the Board during 2000. During 2000, the Company compensated two of the non-employee directors at a rate of $10,000 per year payable in equal quarterly installments along with options to purchase 16,000 shares of the Company's common stock that were granted in equal quarterly installments at an exercise price equal to the fair market value of the underlying common stock on the date of grant, subject to a minimum exercise price of $1.00 per share. The other non-employee director is compensated at a rate of $4,000 per year payable in equal quarterly installments and was granted options to purchase 50,000 shares of the Company's common stock at $1.00 per share. The Company expects that in 2001 the monetary compensation for employee and non-employee directors will be the same as the 2000 compensation packages, with the exception that no stock options will be granted to Mr. Bichan in 2001 for his services. The Company has made no other agreements regarding compensation of non-employee directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as Board members.

Employment and Indemnity Agreements

         The Company has entered into an employment agreement with Mr. David A. Robinson. Mr. Robinson's employment agreement, which has been amended from time to time, provides that (i) Mr. Robinson receive a salary of $190,000 per year;
(ii) Mr. Robinson's current  employment  agreement expires on December 31, 2002;
(iii) Mr. Robinson is entitled to vacation pay and health insurance; (iv) if the employment of Mr. Robinson is terminated by reason of disability or other than for cause, his salary will continue for the full term of the agreement; (v) if Mr. Robinson is terminated for cause, his salary ceases as of the date of termination; (vi) the Company will provide Mr. Robinson with up to $1,000,000 of term life insurance while he is employed by the Company; and (vii) Mr. Robinson is required to keep all proprietary information relating to the business of the Company confidential both during and after the term of the agreement.

         The Company has entered into an employment agreement with Dr. Donald D. Solomon. Dr. Solomon's employment agreement provides that (i) Dr. Solomon receive a salary of $165,000 per year beginning October 23, 2000; (ii) Dr. Solomon's current employment agreement expires on October 23, 2004; (iii) Dr. Solomon is entitled to vacation pay and health insurance; (iv) if the employment of Dr. Solomon is terminated by reason of disability or other than for cause, his salary will continue for the full term of the agreement; (v) if Dr. Solomon is terminated for cause, his salary ceases as of the date of termination; (vi) the Company will provide Dr. Solomon with up to $200,000 of term life insurance while he is employed by the Company; and (vii) Dr. Solomon is required to keep all proprietary information relating to the business of the Company confidential both during and after the term of the agreement. In addition, Mr. Solomon is to be reimbursed for relocation expenses to a maximum of $40,000.

         The Company has entered into an employee agreement with Mr. Paul S. Evans. Mr. Evans' employment agreement provides that (i) Mr. Evans receive a salary of $165,000 per year beginning June 12, 2000; (ii) Mr. Evans' current employment agreement expires on June 12, 2003; (iii) Mr. Evans is entitled to vacation pay and health insurance; (iv) if the employment of Mr. Evans is terminated by reason of disability or other than for cause, his salary will continue for the full term of the agreement; (v) if Mr. Evans is terminated for cause, his salary ceases as of the date of termination; (vi) the Company is obligated to provide Mr. Evans with up to $200,000 of term life insurance while he is employed by the Company; (vii) Mr. Evans was granted 25,000 shares of the Company's stock on the date of his hire; and (viii) Mr. Evans is required to keep all proprietary information relating to the business of the Company confidential both during and after the term of the agreement.

         The Company has entered into an employee agreement with Mr. Keith L. Merrell. Mr. Merrell's employment agreement provides that (i) Mr. Merrell receives a salary of $90,000 per year beginning January 1, 2001; (ii) Mr. Merrell's current employment agreement expires December 31, 2002; (iii) Mr. Merrell is entitled to vacation pay and health insurance; (iv) if the employment of Mr. Merrell is terminated by reason of disability or other than for cause, his salary will continue for the full term of the agreement; (v) if Mr. Merrell is terminated for cause, his salary ceases as of the date of termination; (vi) the Company will provide Mr. Merrell with up to $200,000 of term life insurance while he is employed by the Company; and (vii) Mr. Merrell is required to keep all proprietary information relating to the business of the Company confidential both during and after the term of the agreement.

         The Company entered into an employment agreement with Mr. David Thorne. Mr. Thorne's contract provides that (i) Mr. Thorne receives a salary of $100,000 per year beginning October 16, 2000; (ii) Mr. Thorne's employment agreement expires October 15, 2001; (iii) Mr. Thorne is entitled to vacation pay and health insurance; (iv) the Company shall have exclusive ownership of all work product; (v) Mr. Thorne shall not work either directly or indirectly with a competing company for one year following the termination of employment by the Company and (vi) Mr. Thorne is required to keep all proprietary information relating to the business of the Company confidential both during and after the term of the agreement. In December 2000, Mr. Thorne exercised an option, granted in connection with warrants he received for the transfer of technology rights to the company, to cancel SHPI Warrants to acquire 23,333 shares of common stock in exchange for a payment of $60,666. The Company was obligated to make payment in January 2001. As of the date of this writing said payment has not been made by the Company.

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

401(k) Retirement Plan

         Effective in 1996, the Company adopted a 401(k) retirement plan whereby the Company contributes up to five percent of payroll compensation to the plan, matching employee contributions to the plan on a dollar for dollar basis up to the maximum five percent contribution. The Named Executive Officers have invested all of the funds in their 401(k) accounts in common stock of the Company.

Accrued Vacation Pay

         Effective January 1, 1999, the Company changed its vacation policy. Prior to January 1, 1999, the Company's policy was to allow executive officers to carry over vacation from year to year without limitation. After January 1, 1999, the Company allows all employs to carry over a maximum of 20-days vacation pay from year to year.

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

Stock Options and Warrants

         In October 1998, the Company's stockholders approved the adoption of the Specialized Health Products International, Inc. 1998 Stock Option Plan (the "Option Plan"). The Option Plan will permit the Company to grant "non-qualified stock options" and "incentive stock options" to acquire the Company's Common Stock. The total number of shares authorized for the Option Plan may be allocated by the Board between the non-qualified stock options and the incentive stock options from time to time, subject to certain requirements of the Internal Revenue Code of 1986, as amended. The option exercise price per share under the Option Plan may not be less than the fair market value of a share of Common Stock on the date on which the option is granted and in no event can the exercise price be less than $2.00 per share. A total of 2,000,000 shares are allocated to the Option Plan, but the Option Plan also restricts the total number of shares of Common Stock that the Company can grant options to acquire under all of its existing stock option plans to 2,000,000 shares. In June 2000, the Company's stockholders approved the adoption of the Specialized Health Products International, Inc. 2000 Stock Option Plan (the "2000 Option Plan"). The 2000 Option Plan is similar to the Option Plan, except the 2000 Option Plan increases the option pool to 2,500,000 shares and requires that the option price to be equal to the fair market value of the underlying stock on the date of grant, but in no event may the option price be less than $1.00 per share. As of April 11, 2001, options to acquire an aggregate of 1,939,000 shares of common stock at exercise prices ranging from $1.00 to $2.625 are outstanding under the option plans.

Compensation Committee Interlocks and Insider Participation

         No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of April 11, 2001, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's Common Stock, (ii) each of the Company's directors,
(iii) each of the Company's Named Executive Officers , and (iv) all directors and executive officers as a group. As of April 11, 2001, the Company had 12,449,440 shares of Common Stock outstanding.

                                     Shares
       Name and Address            Beneficially            Percentage of
    of Beneficial Owner(1)           Owned(2)                Total(2)                    Position
    ----------------------           --------                --------                    --------
David A. Robinson(3)                   703,545                 5.6%           President, CEO, Chairman of
                                                                                the Board and Director

Dr. Donald D. Solomon(4)                12,386                    *           Vice President, COO, CTO and
                                                                                Director

Paul S. Evans(5)                        28,765                    *           Vice President, General
                                                                                Counsel, Secretary and
                                                                                Director

Keith L. Merrell(6)                      2,011                    *           Chief Financial Officer, Vice
                                                                              President of Finance and
                                                                              Investor Relations, Treasurer

Dr. David T. Rovee(7)                   43,000                    *           Director

Robert R. Walker(8)                    155,000                 1.2%           Director

Dr. H. Roy Bichan(9)                    50,000                    *           Director

Executive Officers and                 994,707                 7.9%
Directors as a Group (seven
persons)

Johnson & Johnson Development        1,000,000                 8.0%
Corporation(10)
One Johnson & Johnson Plaza,
New Brunswick, NJ 08933

Asdale Ltd (11)                        750,000                 6.0%
44 Lowndes Street
London, England

* Less than 1%.
--------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.
(2) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(3) Includes 330,219 shares of common stock and stock options to purchase 300,000 shares of common stock, 50,000 of which Mr. Robinson has agreed to transfer to a nonaffiliated party. Also includes 73,326 shares of common stock purchased through the Company's 401(k) plan.
(4) Includes 10,000 shares of common stock and 2,386 shares of common stock purchased through the Company's 401(k) plan. Does not include stock options exercisable for 100,000 shares of common stock that vest in two equal vestings on September 25, 2002 and 2003.
(5) Includes 25,000 shares of common stock and 3,765 shares of common stock purchased through the Company's 401(k) plan. Does not include stock options exercisable for 100,000 shares of common stock that vest on June 12, 2001.
(6) Includes 2,011 shares of common stock purchased through the Company's 401(k) plan. Does not include stock options exercisable for 50,000 shares of common stock that vest in two equal vestings on July 10, 2002 and 2003. Includes 1,000 shares of common stock and stock options to purchase 42,000 shares of common stock.
(7) Includes 1,000 shares of fcommon stock and stock options to purchase 42,000 shares of common stock.
(8) Includes stock options to purchase 92,000 shares of common stock. Also includes 63,000 shares of common stock that Mr. Walker is deemed to beneficially own through a trust.
(9)  Includes stock options to purchase 50,000 shares of common stock.
(10) Includes 1,000,000 shares of common stock.
(11) Includes 750,000 shares of common stock.

         The Company is in the process of implementing a financing strategy. This strategy is in the process of being finalized and may result in a change in control of the Company. The details of such arrangement are still under consideration and will be the subject of future disclosure if and when such arrangements come to fruition.

Item 12. Certain Relationships and Related Transactions

     The law firm of Blackburn & Stoll, LC provides legal services to the Company. Eric L. Robinson, a member of that firm, is the nephew of David A. Robinson.

         In May 1999, the Company paid Westbridge Capital Partners $90,000 to assist the Company in evaluating certain medical safety product markets and segments and to evaluate and develop related business strategies. David G. Hurley, who was a director of the Company at that time, is an affiliate of Westbridge Capital Partners.

         In February 2000, the Company entered into a letter agreement with Rubicon International Limited ("Rubicon") to receive certain financial advisory services. Certain of the principals of Rubicon and the persons expected to perform service on behalf of Rubicon under the letter agreement are Company stockholders. In the event that the Company enters into a transaction related to the letter agreement (other than a refloatation) Rubicon will be entitled to compensation of up to 2.5% of the consideration received by the Company in such a transaction. Subject to certain limitations, in the case of a refloatation (i.e., listing or quotation of the Company's common stock on a recognized European stock exchange and , in the event the Company goes private, on the Nasdaq SmallCap or National Market System) then Rubicon is entitled to a fee of up to 2.5% of the undiluted market value of the Company's common stock calculated on a 20 day average stock price beginning on the five month anniversary of such refloatation. Not withstanding the foregoing, no fee shall be payable to Rubicon in the event that the total consideration paid to the Company is less than $1.70 per outstanding common share of the Company, or its successor, on the date the fee is first required to be paid. The Company is currently obligated to pay Rubicon fees and expense reimbursements under this agreement.

         Rubicon has suggested that the scope of the financial advisory services agreement be substantially expanded. The parties are in the initial stages of discussion with respect to a proposed amendment. No agreements have been reached.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

         Listed on page 35 hereof.

Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

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

                                       SPECIALIZED HEALTH PRODUCTS
                                       INTERNATIONAL, INC.
                                       (Registrant)


Date: April 16, 2001                   By  /s/ David A. Robinson
                                          ----------------------
                                          David A. Robinson
                                          President, Chief Executive Officer,
                                          Chairman of the Board and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                           Title                        Date

/s/ David A. Robinson      President, Chief Executive Officer,   April 16, 2001
-----------------------    Chairman of the Board and Director
David A. Robinson          (Principal Executive Officer)


/s/ Keith L. Merrell        Vice President, Chief Financial      April 16, 2001
-----------------------     Officer, and Treasurer (Principal
Keith L. Merrell            Financial and Accounting Officer)


/s/ Paul S. Evans           Director, Vice President, and        April 16, 2001
-----------------------     Secretary
Paul S. Evans

/s/ Donald D. Solomon       Director, Vice President, COO        April 16, 2001
-----------------------     and CTO
Donald D. Solomon

/s/ David T. Rovee          Director                             April 16, 2001
-----------------------
David T. Rovee

/s/ H. Roy Bichan           Director                             April 16, 2001
-----------------------
H. Roy Bichan

/s/ Robert R. Walker        Director                             April 16, 2001
-----------------------
Robert R. Walker

                                  EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION OF EXHIBIT

3(i).1        Restated Certificate of Incorporation of the Company.
              (Incorporated by reference to Exhibit 3(i).1 of the Company's Registration Statement on Form S-1 filed December 11, 1995 (File No. 33-901014)).

3(i).2 Certificate of Amendment of Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i).2 of the Company's Form 10-K, dated December 31, 1996).

3(i).3        Articles of Incorporation of Specialized Health Products, Inc.
              ("SHP") (Incorporated by reference to Exhibit 3(i).2 of the Company's Registration Statement on Form S-1 filed December 11, 1995 (File No. 33-901014)).

3(i).4 Articles of Amendment of SHP (Incorporated by reference to Exhibit 3(i).3 of the Company's Registration Statement on Form S-1 filed December 11, 1995 (File No. 33-901014)).

3(ii).1 Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company's Annual Report on Form 10-K, dated December 31, 1997).

3(ii).2 Bylaws of SHP (Incorporated by reference to Exhibit 3(ii).2 of the Company's Registration Statement on Form S-1 filed December 11, 1995 (File No. 33-901014)).

10.1          Employment Agreement with David A. Robinson

10.2          Employment Agreement with Dr. Donald E. Solomon

10.3          Employment Agreement with Paul S. Evans

10.4          Form of Indemnity Agreement with Executive Officers and Directors

10.5 License Agreement between SHP and Becton, Dickinson and Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Fork 8-K, dated June 4, 1997)

10.6 Development and License Agreement, effective date of March 29, 2000, by and among Safety Syringe Corporation, a wholly owned subsidiary of the Company and The Kendall Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated March 29, 2000)

10.7 License Agreement, effective date of January 1, 2001, by and among Merit Medical Systems, Inc. and Specialized Health Products, Inc.

10.8 Specialized Health Products International, Inc. 1998 Stock Option Plan (Incorporated by reference to Appendix A to the Company's Amended Proxy Statement filed October 1, 1998)

10.8 Specialized Health Products International, Inc. 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2000).

10.9 Letter Agreement between SHPI and Rubicon International Limited dated February 8, 2000.

10.10 Amendment No. 1 to Letter Agreement between SHPI and Rubicon International Limited dated December 15, 2000.

21.1          Schedule of subsidiaries.

SPECIALIZED HEALTH PRODUCTS
INTERNAITONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page

Report of Independent Public Accountants                               F - 2

Consolidated Balance Sheet as of December 31, 2000                     F - 3

Consolidated Statements of Operations for the Years Ended
  December 31, 2000 and 1999 and for the Period
  from Inception to December 31, 2000                                  F - 5

Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 2000 and 1999 and
  for the Period from Inception to December 31, 2000                   F - 6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000 and 1999 and for the Period
  from Inception to December 31, 2000                                 F - 10

Notes to Consolidated Financial Statements                            F - 12

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Specialized Health Products International, Inc.:

We have audited the accompanying consolidated balance sheet of Specialized Health Products International, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and for the period from inception (November 19, 1993) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Specialized Health Products International, Inc. and subsidiaries for the period from inception to December 31, 1995. Such consolidated financial statements are included in the cumulative inception to December 31, 2000 totals of the statements of operations, stockholders' equity (deficit) and cash flows and reflect total revenues and net loss of 6 percent and 20 percent, respectively, of the related cumulative totals. Those consolidated financial statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to those specified amounts included in the cumulative totals, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Specialized Health Products International, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and for the period from inception to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced significant losses since inception with only minimal profitability in 1999. The Company incurred negative cash flows from operating activities of $749,413 and $2,340,118 for the years ended December 31, 2000 and 1999, respectively. Sales of products based on the Company's proprietary technologies have been minimal. As of December 31, 2000, the Company had an accumulated deficit of $19,245,503 and negative working capital of $1,240,617. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
  March 27, 2001 (except with respect to
  the matter discussed in the fourth paragraph of Note 3, as to which the date is April 3, 2001)

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED BALANCE SHEET

         ASSETS                                                                       December 31,
                                                                                          2000
                                                                                 ----------------------
CURRENT ASSETS:
   Cash                                                                           $        10,595
   Accounts receivable                                                                     94,545
   Prepaid expenses and other                                                              14,201
                                                                                 ----------------------
       Total current assets                                                               119,341
                                                                                 ----------------------

PROPERTY AND EQUIPMENT, at cost:
   Manufacturing molds                                                                    474,633
   Computer equipment and software                                                        403,426
   Research and development machinery and equipment                                       291,738
   Office furnishings and fixtures                                                        171,083
   Leasehold improvements                                                                 134,870
   Manufacturing equipment                                                                 25,653
   Construction-in-progress                                                                71,300
                                                                                 ----------------------
                                                                                        1,572,703

   Less accumulated depreciation and amortization                                      (1,156,200)
                                                                                 ----------------------
       Net property and equipment                                                         416,503
                                                                                 ----------------------

OTHER ASSETS                                                                               27,000
                                                                                 ----------------------

                                                                                  $       562,844
                                                                                 ======================

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED BALANCE SHEET (Continued)


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               December 31,
                                                                                          2000
                                                                                 ----------------------
CURRENT LIABILITIES:
   Accounts payable                                                               $       130,607
   Accrued liabilities                                                                    333,347
   Notes payable                                                                          600,000
    Deferred revenues                                                                     296,004
                                                                                 ----------------------
       Total current liabilities                                                        1,359,958

DEFERRED REVENUES, NET OF CURRENT PORTION                                                 981,993
UNAMORTIZED RENT                                                                           42,148
                                                                                 ----------------------
           Total liabilities                                                            2,384,099
                                                                                 ----------------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 4 and 9)

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares
     outstanding                                                                              -
   Common stock, $.02 par value; 50,000,000 shares authorized, 12,449,440
     shares outstanding                                                                   248,989
   Additional paid-in capital                                                          15,364,061
   Series D warrants to purchase common stock                                           1,954,452
   Advances to stockholders                                                                (2,801)
   Deferred compensation expense                                                         (140,453)
   Deficit accumulated during the development stage                                   (19,245,503)
                                                                                 ----------------------
       Total stockholders' equity (deficit)                                            (1,821,255)
                                                                                 ----------------------
                                                                                  $       562,844
                                                                                 ======================

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Years Ended December 31,              Period from
                                                     ------------------------------------------    Inception to
                                                                                                   December 31,
                                                            2000                 1999                  2000
                                                     ----------------------------------------------------------------
REVENUES:
   Technology fees and licensing revenues              $      222,003       $    3,750,000      $     3,972,003
   Development fees and related services                      452,529            1,100,947            2,832,410
   Net product sales                                                -                  -                748,228
                                                     ----------------------------------------------------------------
       Total revenues                                         674,532            4,850,947            7,552,641
                                                     ----------------------------------------------------------------

 COST OF REVENUES:
   Cost of development fees and related services              316,295              890,222            2,029,663
   Cost of product sales                                            -                    -              536,002
                                                     ----------------------------------------------------------------
       Total cost of revenues                                 316,295              890,222            2,565,665
                                                     ----------------------------------------------------------------
       Gross margin                                           358,237            3,960,725            4,986,976
                                                     ----------------------------------------------------------------

OPERATING EXPENSES:
   Selling, general and administrative                      2,275,342            2,543,031           16,734,244
   Research and development                                 1,288,182            1,014,063            6,762,925
   Loss on disposal of operating assets, net                    6,131              105,762            1,286,688
                                                     ----------------------------------------------------------------
       Total operating expenses                             3,569,655            3,662,856           24,783,857
                                                     ----------------------------------------------------------------

 INCOME (LOSS) FROM OPERATIONS                             (3,211,418)             297,869          (19,796,881)
                                                     ----------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest income                                             22,697               58,261              542,847
   Interest expense                                               -                    -                (23,658)
   Other income, net                                            7,001                3,101               60,358
                                                     ----------------------------------------------------------------

       Net other income                                        29,698               61,362              579,547
                                                     ----------------------------------------------------------------

NET INCOME (LOSS)                                          (3,181,720)             359,231          (19,217,334)

LESS PREFERENCE STOCK DIVIDENDS                                   -                    -                (28,169)
                                                     ----------------------------------------------------------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES
                                                       $   (3,181,720)      $      359,231      $   (19,245,503)
                                                     ================================================================

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE   $         (.26)      $          .03
                                                     ==========================================

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                             12,393,024           12,356,440
                                                     ==========================================

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                             12,393,024           12,364,917
                                                     ==========================================

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                            Common
                              Preferred Stock           Common Stock       Stock Sub-   Additional
                           ----------------------  ----------------------  scriptions    Paid-in
                              Shares      Amount       Shares     Amount    Receivable   Capital
                           ---------------------------------------------- -----------------------
Issuance of common
 stock for cash
 at inception                         $        -     1,170,000 $     1,300 $         -  $       -

Net loss                           -           -             -           -           -          -
                          -------------------------------------------------------------------------
BALANCE as of
 December 31, 1993                 -           -     1,170,000       1,300           -          -

Issuance of
 preferred stock
 for cash                  1,440,000     560,000             -           -           -          -

Issuance of common
 stock for
 services and
 stock subscriptions
 receivable                        -          -        193,500     208,500    (198,500)         -

Unpaid dividends
 on preference
 stock                             -          -              -           -           -          -

Net loss                           -          -              -           -           -          -
                          -------------------------------------------------------------------------
BALANCE as of
 December 31, 1994         1,440,000    560,000      1,363,500     209,800    (198,500)         -

Issuance of
 preferred stock
 for cash                    362,403    604,001              -           -           -          -

Issuance of common
 stock for stock
 subscriptions
 receivable                        -          -         70,000        1,400   (140,000)   138,600

Reduction in stock
 subscriptions
 receivable (cash
 and services)                     -          -              -            -    288,500          -

Unpaid dividends
 on preference
 stock                             -          -              -            -          -          -

       The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)


                                     Series C       Series D                                            Deficit
                                   Warrants to     Warrants to                                        Accumulated
                                     Purchase       Purchase                         Deferred         During the
                                      Common         Common        Advances to     Compensation       Development
                                      Stock          Stock        Stockholders        Expense           Stage
                                   --------------------------------------------------------------------------------
Issuance of common
 stock for cash
 at inception                        $       -    $       -        $       -        $      -           $         -

Net loss                                     -            -                -               -                (3,450)
                                     -------------------------------------------------------------------------------
BALANCE as of
 December 31, 1993                           -            -                -               -                (3,450)

Issuance of
 preferred stock
 for cash                                    -            -                -               -                     -

Issuance of common
 stock for
 services and
 stock subscriptions
 receivable                                  -            -                -               -                     -

Unpaid dividends
 on preference
 stock                                       -            -                -               -               (16,780)

Net loss                                     -            -                -               -              (906,948)
                                     -------------------------------------------------------------------------------
BALANCE as of
 December 31, 1994                           -            -                -               -              (927,178)

Issuance of
 preferred stock
 for cash                                    -            -                -               -                     -

Issuance of common
 stock for stock
 subscriptions
 receivable                                  -            -                -               -                     -

Reduction in stock
 subscriptions
 receivable (cash
 and services)                               -            -                -               -                    -

Unpaid dividends
 on preference
 stock                                       -            -                -               -              (11,389)

       The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)


                                                                            Common
                              Preferred Stock           Common Stock       Stock Sub-   Additional
                           ----------------------  ----------------------  scriptions    Paid-in
                              Shares      Amount       Shares     Amount    Receivable   Capital
                           ---------------------------------------------- -----------------------
Exchange of debt
 for common stock                  -  $        -       396,500  $  386,000  $        - $   99,000

Issuance of common
 shares to
 stockholders under
 antidilution
 provisions                        -           -        90,000     180,000           -   (180,000)

Business
 combination              (1,802,403) (1,164,001)    2,102,403    (696,752)          -  1,860,753

Issuance of
 common stock for
 cash, net of
 expenses                          -           -     4,256,250      85,125           -  7,193,935

Exercise of stock
 options for
 common stock
 subscriptions
 receivable                        -           -       288,000       5,760    (209,500)   203,740

Net loss                           -           -             -           -           -          -
                        --------------------------------------------------------------------------------
BALANCE as of
 December 31, 1995                 -           -     8,566,653     171,333    (259,500) 9,316,028

Cash received
 for stock
 subscriptions
 receivable                        -           -             -           -      50,300          -

Exercise of
 common stock
 options                           -           -        45,000         900           -     16,650

Exercise of
 common stock
 warrants                          -           -        45,000         900           -     74,250

Grant of stock
 options for
 consulting
 services                          -           -             -           -           -    134,000

Net loss                           -           -             -           -           -          -
                       --------------------------------------------------------------------------------
BALANCE as of
 December 31, 1996                 -  $        -  $  8,656,653  $  173,133  $ (209,200)$9,540,928

       The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)


                                     Series C       Series D                                            Deficit
                                   Warrants to     Warrants to                                        Accumulated
                                     Purchase       Purchase                         Deferred         During the
                                      Common         Common        Advances to     Compensation       Development
                                      Stock          Stock        Stockholders        Expense           Stage
                                   --------------------------------------------------------------------------------
Exchange of debt
 for common stock                  $         -   $        -       $        -       $       -          $          -

Issuance of common
 shares to
 stockholders under
 antidilution
 provisions                                  -            -                -               -                     -

Business
 combination                                 -            -                -               -                     -

Issuance of
 common stock for
 cash, net of
 expenses                                    -            -                -               -                     -

Exercise of stock
 options for
 common stock
 subscriptions
 receivable                                  -            -                -               -                     -

Net loss                                     -            -                -               -            (2,919,489)
                                   ------------------------------------------------------------------------------------
BALANCE as of
 December 31, 1995                           -            -                -               -            (3,858,056)

Cash received
 for stock
 subscriptions
 receivable                                  -            -                -               -                     -

Exercise of
 common stock
 options                                     -            -                -               -                     -

Exercise of
 common stock
 warrants                                    -            -                -               -                     -

Grant of stock
 options for
 consulting
 services                                    -            -                -         (40,200)                    -

Net loss                                     -            -                -               -            (4,093,388)
                                   ------------------------------------------------------------------------------------
BALANCE as of
 December 31, 1996                           -            -                -         (40,200)           (7,951,444)

       The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)


                                                                            Common
                              Preferred Stock           Common Stock       Stock Sub-   Additional
                           ----------------------  ----------------------  scriptions    Paid-in
                              Shares      Amount       Shares     Amount    Receivable   Capital
                           ---------------------------------------------- -----------------------
Exercise of
 common stock
 options                           -   $       -       110,000 $     2,200  $        - $  181,575

Issuance of
 common stock and
 common stock
 warrants for
 cash, net of
 expenses                          -           -     1,263,189      25,264           -  2,180,343

Issuance of common
 stock for
 services                          -           -       100,000       2,000           -    210,500

Net loss                           -           -             -           -           -          -
                          ------------------------------------------------------------------------
BALANCE as of
 December 31, 1997                 -           -    10,129,842     202,597    (209,200)12,113,346

Exercise of
 common stock
 warrants                          -           -        85,000       1,700            -   168,300

Issuance of
 common stock and
 conversion of
 Series C warrants
 to Series D
 warrants                          -           -       256,598       5,132          -      (5,132)

Issuance of common
 stock and common
 stock warrants for
 cash, net of
 expenses                          -           -     1,860,000      37,200          -   2,518,159

Issuance of common
 stock warrants
 for service                       -         -               -           -          -           -

Cash received
 for stock
 subscriptions
 receivable                        -           -             -           -       9,000          -

Issuance of common
 stock options
 for services                      -           -             -           -           -      7,200

Issuance of
 common stock for
 services                          -           -        25,000         500           -    (13,500)

Net loss                           -           -             -           -           -          -
                          ------------------------------------------------------------------------
BALANCE as of
 December 31, 1998                 -  $        -    12,356,440  $  247,129  $ (200,200)$14,788,373

       The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)


                                     Series C       Series D                                            Deficit
                                   Warrants to     Warrants to                                        Accumulated
                                     Purchase       Purchase                         Deferred         During the
                                      Common         Common        Advances to     Compensation       Development
                                      Stock          Stock        Stockholders        Expense           Stage
                                   --------------------------------------------------------------------------------
Exercise of
 common stock
 options                            $        -   $        -       $        -       $       -          $          -

Issuance of
 common stock and
 common stock
 warrants for
 cash, net of
 expenses                              310,994      388,158                -               -                     -

Issuance of common
 stock for
 services                                    -            -                -               -                     -

Net loss                                     -            -                -               -            (4,274,003)
                                   ------------------------------------------------------------------------------------
BALANCE as of
 December 31, 1997                     310,994      388,158                -         (40,200)          (12,225,447)

Exercise of
 common stock
 warrants                                    -            -                -               -                     -

Issuance of
 common stock and
 conversion of
 Series C warrants
 to Series D
 warrants                             (310,994)     310,994                -               -                     -

Issuance of common
 stock and common
 stock warrants for
 cash, net of
 expenses                                    -    1,078,800                -               -                     -

Issuance of common
 stock warrants
 for service                                 -      163,500                -               -                     -

Cash received
 for stock
 subscriptions
 receivable                                  -            -                -               -                     -

Issuance of common
 stock options
 for services                                -            -                -               -                     -

Issuance of
 common stock for
 services                                    -       13,000                -               -                     -

Net loss                                     -            -                -               -            (4,197,567)
                                   ------------------------------------------------------------------------------------
BALANCE as of
 December 31, 1998                 $         -  $ 1,954,452       $        -    $    (40,200)    $     (16,423,014)


       The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)


                                                                            Common
                              Preferred Stock           Common Stock       Stock Sub-   Additional
                           ----------------------  ----------------------  scriptions    Paid-in
                              Shares      Amount       Shares     Amount    Receivable   Capital
                           ---------------------------------------------- -----------------------
Reduction in stock
 subscriptions
 receivable                        -   $       -             - $         -  $  200,200 $        -

Modification of
 options previously
 granted to
 employees                         -           -             -           -           -     97,126

Stock options
 granted in
 exchange for
 services rendered                 -           -             -           -           -    (20,100)

Stock options
 forfeited                         -           -             -           -           -          -

Net income                         -           -             -           -           -          -
                  ---------------------------------------------------------------------------------
BALANCE as of                      -           -    12,356,440     247,129           - 14,865,399
 December 31, 1999

Issuance of common
 stock options for
 consulting
 services                          -           -             -           -           -      8,337

Issuance of common
 stock for
 consulting
 services                          -           -        25,000         500           -     27,625

Exercise of common
 stock options                     -           -        18,000         360           -      6,660

Issuance of common
 stock for
 consulting
 services                          -           -        50,000       1,000           -     58,375

Issuance of
 common stock
 options for
 consulting
 services                          -           -             -           -           -     19,573

Issuance of common
 stock options for
 consulting services               -           -             -           -           -    245,244

Modification of
 terms on Series
 D warrants                        -           -             -           -           -    132,848

Advance to a
 stockholder of
 the Company                       -           -             -           -           -          -


       The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)


                                     Series C       Series D                                            Deficit
                                   Warrants to     Warrants to                                        Accumulated
                                     Purchase       Purchase                         Deferred         During the
                                      Common         Common        Advances to     Compensation       Development
                                      Stock          Stock        Stockholders        Expense           Stage
                                   --------------------------------------------------------------------------------
Reduction in stock
 subscriptions
 receivable                        $         -   $        -       $        -       $       -          $          -

Modification of
 options previously
 granted to
 employees                                   -            -                -               -                     -

Stock options
 granted in
 exchange for
 services rendered                           -            -                -          20,100                     -

Stock options
 forfeited                                   -            -                -          20,100                     -

Net income                                   -            -                -               -               359,231
                                   ------------------------------------------------------------------------------------
BALANCE as of                                -    1,954,452                -               -           (16,063,783)
 December 31, 1999

Issuance of common
 stock options for
 consulting
 services                                    -            -                -               -                     -

Issuance of common
 stock for
 consulting
 services                                    -            -                -               -                     -

Exercise of common
 stock options                               -            -                -               -                     -

Issuance of common
 stock for
 consulting
 services                                    -            -                -               -                     -

Issuance of
 common stock
 options for
 consulting
 services                                    -            -                -         (18,340)                    -

Issuance of common
 stock options for
 consulting services                         -            -                -               -                     -

Modification of
 terms on Series
 D warrants                                  -            -                -        (122,113)                    -

Advance to a
 stockholder of
 the Company                                 -            -           (2,801)              -                     -

       The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)


                                                                            Common
                              Preferred Stock           Common Stock       Stock Sub-   Additional
                           ----------------------  ----------------------  scriptions    Paid-in
                              Shares      Amount       Shares     Amount    Receivable   Capital
                           ---------------------------------------------- -----------------------
Net loss                           -           -             -           -           -          -
                  --------------------------------------------------------------------------------
Balance as of
 December 31, 2000                 -  $        -    12,449,440  $  248,989  $        -$15,364,061
                  ================================================================================

       The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)


                                     Series C       Series D                                            Deficit
                                   Warrants to     Warrants to                                        Accumulated
                                     Purchase       Purchase                         Deferred         During the
                                      Common         Common        Advances to     Compensation       Development
                                      Stock          Stock        Stockholders        Expense           Stage
                                   --------------------------------------------------------------------------------
Net loss                                     -            -                -               -            (3,181,720)
                                   ------------------------------------------------------------------------------------
Balance as of
 December 31, 2000                 $         -   $1,954,452       $   (2,801)      $(140,453)         $(19,245,503)
                                   ====================================================================================

       The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Period from
                                                                   Years Ended December 31,           Inception to
                                                              ------------------------------------    December 31,
                                                                     2000              1999               2000
                                                              ---------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                          $   (3,181,720)   $      359,231     $   (19,217,334)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization                                 350,908           382,597           1,691,478
        Allowance for doubtful accounts receivable                          -           125,800             125,800
        Common stock issued for consulting services                    69,160               -               300,160
        Common stock options issued for consulting services
                                                                      273,154           117,226             654,880
        Compensation expense for cancellation of warrants              60,665               -                60,665
        Compensation expense for modification of term on
             Series D warrants                                         10,735               -                10,735
        Loss on disposition of assets, net                              6,131           105,762           1,287,979
        Changes in operating assets and liabilities:
           Accounts receivable                                         40,829           359,110             (94,545)
           Unbilled receivables on contracts                                -           142,414                 -
           Prepaid expenses and other                                  24,788            10,407             (12,082)
           Amounts due from related parties                            (1,822)           21,663              (4,967)
           Other assets                                                   -                 -               (27,000)
           Accounts payable                                           132,022           (12,546)            136,714
           Accrued liabilities                                        140,342          (201,782)             261,325
           Other liabilities                                           47,398               -                 47,398
           Deferred revenue                                         1,277,997        (3,750,000)           1,277,997
                                                              ---------------------------------------------------------
              Net cash used in operating activities                  (749,413)       (2,340,118)        (13,500,797)
                                                              ---------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                (27,483)          (35,940)         (2,946,330)
    Purchase of patents and technology                                    -                 -              (356,146)
    Proceeds from the disposition of assets                               -               2,000               6,517
                                                              ---------------------------------------------------------
              Net cash used in investing activities                   (27,483)          (33,940)         (3,295,959)
                                                              ---------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                      Period from
                                                                   Years Ended December 31,           Inception to
                                                              ------------------------------------    December 31,
                                                                     2000              1999               2000
                                                              ---------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable                      $     600,000    $          -      $       600,000
   Proceeds from issuance of common stock                               7,020               -           12,494,952
   Proceeds from issuance of common stock warrants                        -                -             1,777,952
   Proceeds from stock subscriptions                                      -             74,400             413,700
   Proceeds from issuance of preferred stock                              -                -             1,164,001
   Proceeds from issuance of redeemable preference stock                  -                -               240,000
   Payments on redeemable preference stock and dividends                  -                -              (268,169)
   Net repayments on stockholder loans                                     46              -               385,046
                                                              --------------------------------------------------------
              Net cash provided by financing activities               607,066           74,400          16,807,351
                                                              --------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                      (169,830)      (2,299,658)             10,595

CASH AT BEGINNING OF THE PERIOD                                       180,425        2,480,083                 -
                                                              --------------------------------------------------------

CASH AT END OF THE PERIOD                                       $      10,595    $     180,425     $        10,595
                                                              ========================================================


 SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:

   For the period from inception to December 31, 2000, the Company recorded in-kind dividends on redeemable preferred stock of $28,169.

   For the period from inception to December 31, 2000, the Company issued common stock for subscriptions receivable of $548,000.

   For the period from inception to December 31, 2000, the Company converted certain stockholder loans and amounts due to stockholders to common stock totaling $485,000.



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)    NATURE OF OPERATIONS AND BUSINESS COMBINATION

Nature of Operations

Specialized Health Products International, Inc. ("SHPI") through its wholly owned subsidiaries, Specialized Health Products, Inc. ("SHP"), Specialized Cooperative Corporation ("SCC"), and Safety Syringe Corporation ("SSC") (collectively, the "Company") is a development stage company which is engaged principally in the development of cost-effective, disposable, proprietary healthcare products designed to reduce the incidence of accidental injury in the healthcare industry, and thus reduce the spread of disease. The Company has created a portfolio of proprietary healthcare products that are in various stages of pre-production, development and research. At present the Company is focusing its resources and activities principally on completing development of products under current licensing and development arrangements, developing new safety needle medical devices and identifying marketing partners for the Company's safety medical needle products and concepts. The Company's products are designed to reduce the risk of acquiring HIV/AIDS, hepatitis B, hepatitis C and other blood-borne diseases through accidental needlesticks.

Development Stage Presentation

The Company is in the development stage and has incurred significant cumulative net losses. The Company has experienced significant losses since inception with only minimal profitability in 1999. The Company incurred negative cash flows from operating activities of $749,413 and $2,340,118 during the years ended
December 31, 2000 and 1999, respectively. Sales of the products based on the Company's proprietary technologies have been minimal. As of December 31, 2000, the Company had an accumulated deficit of $19,245,503 and negative working capital of $1,240,617. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's success in raising sufficient funding, bringing its products to commercialization, reducing costs and entering into favorable contracts with third-party manufacturers, distributors and strategic partners.

In addition to its existing cash and expected cash flows from distribution and license agreements, the Company will require additional debt or equity funding. Management has negotiated agreements with third parties to assist in the development, financing, manufacturing and distribution of its products under development or near commercialization. The Company's inability to obtain additional funding, as required, would severely impair its business operations and there can be no assurance that the Company's operating plan will be successful.

The Company is subject to certain risk factors due to its development stage status, the industry in which it competes and the nature of its operations. Many of these factors may be unforeseen and beyond the Company's control. These risk factors include:

a) There is no assurance that the Company's products will be commercially viable and no assurance can be given that the Company will have sufficient sales or a sufficient customer base to become profitable. The business prospects of the Company will be affected by expenses, operational issues and uncertainties frequently encountered in the development of a business enterprise in a competitive environment.

b) The Company's need for capital during the next year or more will be significant and will vary based upon a number of factors, including the rate at which demand for its products expands and the level of effort needed to develop and commercialize other products utilizing the Company's medical needle and other technologies. The Company has no contractual arrangements that guarantee that the Company will have adequate funding during 2001 and there can be no assurance that additional funding will be available on commercially reasonable terms or at all. Any inability to obtain additional funding when needed will have a material adverse effect on the Company.

c) The use of safety medical products, including the Company's products, is relatively new. The Company's products may not be accepted by the market and their acceptance will depend in large part on (i) the Company's ability (directly or through its marketing partners) to demonstrate the operational advantages, safety, efficacy, and cost-effectiveness of its products in comparison with competing products and (ii) its ability to distribute its products through major medical products companies. There can be no assurance that the Company's products will achieve market acceptance or that major medical products companies will sell the Company's products.

d) Regulation is a significant factor in the development and marketing of the Company's products and in the Company's ongoing manufacturing and research and development activities. The Company and its products are regulated, in part, by the Federal Food, Drug, and Cosmetic Act which is administered by the United States ("U.S.") Food and Drug Administration. The process of obtaining required regulatory clearances or approvals for products can be time-consuming and expensive.

e)   The  Company   anticipates  that  it  will  continue  to  be  dependent  on third-party contracts for the distribution of its products, none of which have been successful to date.

f) The Company operates in a highly competitive market and competes directly with firms that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development, marketing and distribution organizations, than the Company. Such competitors may use their economic strength to influence the market to continue to buy their existing products. These competitors, such as Becton Dickinson and Company ("BD"), The Kendall Company ("Kendall"), Johnson & Johnson Medical ("JJM") and Merit Medical ("Merit"), may also be potential strategic partners with respect to various products. The Company does not have an established customer base and is likely to encounter a high degree of competition in developing a customer base. One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with the Company's products. New competitors may emerge and may develop products which compete with the Company's products. No assurance can be given that the Company will be successful in competing in this industry.

g) The Company's future success depends in part on its ability to protect its intellectual property and maintain the proprietary nature of its technology through a combination of patents and other intellectual property arrangements. There can be no assurance that the protection provided by patents, if issued, will be broad enough to prevent competitors from introducing similar products or that such patents, if challenged, will be upheld by the courts of any jurisdiction. Patent infringement litigation, either to enforce the Company's patents or defend the Company from infringement suits, would be expensive and, if it occurs, could divert Company resources from other planned uses. Any adverse outcome in such litigation could have a material adverse effect on the Company. Patent applications filed in foreign countries and patents in such countries are subject to laws and procedures that differ from those in the U.S. Patent protection in such countries may be different from patent protection under U.S. laws and may not be as favorable to the Company. Certain portions of the Company's international patent prosecution efforts are funded by third parties. The failure of the funding parties to pay for the international patent prosecution costs would materially effect the Company's ability to prosecute these patents. The Company also attempts to protect its proprietary information through the use of confidentiality agreements and by limiting access to its facilities. There can be no assurance that the Company's program of patents, confidentiality agreements and restricted access to its facilities will be sufficient to protect the Company's proprietary technology.

h) The sale of medical devices entails an inherent risk of liability in the event of product failure or claim of harm caused by product operation. There can be no assurance that the Company will not be subject to such claims, that any claim will be successfully defended or, if the Company is found liable, that the claim will not exceed the limits of the Company's insurance. The Company's current insurance coverage is in the amount of $1 million per occurrence and $2 million in aggregate. The Company also has an umbrella policy in the amount of $5 million. In certain cases the Company has indemnification arrangements in place with its strategic partners should they begin selling Company developed products under the partner's label. There is no assurance that the Company will maintain product liability insurance on acceptable terms in the future or that such insurance will be available. Product liability claims could have a material adverse effect on the Company.

Business Combination

SHP, a Utah corporation, was incorporated in November 1993. On July 28, 1995, SHP became a wholly owned subsidiary of SHPI, (a Delaware corporation organized in February 1986 and known as Russco, Inc. prior to changing its name to SHPI) through a merger with a subsidiary of SHPI (the "Acquisition"). On that date, the Company changed its name to "Specialized Health Products International, Inc." The persons serving as officers and directors of SHP immediately prior to the consummation of the Acquisition were elected to the same offices with SHPI and retained their positions as directors and officers of SHP. In addition, the outstanding securities of SHP became outstanding securities of SHPI. Prior to the Acquisition, neither SHP nor any affiliate of SHP had an ownership interest in Russco, Inc.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SHPI and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are stated at cost and consist primarily of manufacturing molds and equipment, office furniture and fixtures, computer equipment and software, research and development machinery and equipment, and construction-in-progress. Manufacturing molds and equipment are depreciated using the straight-line method over seven years or the units-of-production method, whichever is greater. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. All other property and equipment are depreciated using the straight-line method based on the estimated useful lives of the related assets of five years, except for computer equipment and software, with useful lives of three years.

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

Other Assets

Other assets consist of a security deposit for the Company's headquarters building.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable.

During 2000, the Company adjusted the estimated useful lives of certain computer equipment and software in order to properly reflect the realizable value of the equipment and software at December 31, 2000, and recognized an additional $54,365 of depreciation expense.

During 1999, the Company adjusted the estimated useful lives of certain manufacturing molds in order to properly reflect the realizable value of the molds at December 31, 1999, and recognized an additional $108,554 of depreciation expense.

Revenue Recognition

Sales are recognized when product is shipped to the customer. Development fees are recognized in the period that the related services are performed. Royalties are recognized as revenues when the related products are sold or upon the Company's fulfillment of any future obligation under the related agreements.

On April 12, 2000, the Company received a payment of $1,500,000 less $35,044 representing the Company's share of certain patent filing costs. This $1,500,000 payment was for the purchase of patents and an exclusive license to produce and sell products covered by those patents. Pursuant to the revenue recognition guidelines in Staff Accounting Bulletin ("SAB") No. 101 issued by the Securities and Exchange Commission ("SEC"), the Company is recognizing revenue from the agreement over a period of five years at a rate of $24,667 per month. As of December 31, 2000, the Company has reflected deferred revenue in the accompanying consolidated balance sheet of $1,277,997 related to this license agreement.

Research and Development Costs

Research and development costs are expensed as incurred.

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.

Fair Value of Financial Instruments

The book values of the Company's financial instruments approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 2000, and is not expected to have a material impact on the Company's consolidated financial statements.

In December 1999, the SEC issued SAB No. 101. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's adoption of the provisions of SAB No. 101 during 2000 did not have a material impact on the Company's consolidated results of operations, financial position, or liquidity.

Basic and Diluted Net Income (Loss) Per Common Share

As a result of the Company incurring a net loss for the year ended December 31, 2000, both basic and diluted net loss per common share for the year are based on the weighted average number of common shares outstanding. Stock options and warrants prior to conversion are not included in the calculation of diluted net loss per common share for the year because their inclusion would be antidilutive, thereby reducing the net loss per common share. Options and warrants to purchase 6,298,787 and 6,020,287 shares of common stock at exercise prices ranging from $1.25 to $2.625 per share were outstanding at December 31, 2000 and 1999, but were not included in the computation of diluted earnings per share ("EPS") for the respective years then ended because the exercise price was greater than the average market price of the common shares and as such, their inclusion would be antidilutive. Options to purchase 18,000 common shares were dilutive for 1999 and therefore were included in the 1999 calculation of diluted EPS.

Reclassifications

Certain reclassifications have been made in the 1999 consolidated financial statements to conform to the 2000 presentation.

(3)  DISTRIBUTION AND LICENSE AGREEMENTS

The Kendall Company

In November 1999, the Company and Kendall, a division of Tyco Healthcare Group LP, entered into a Development and License Agreement (the "Kendall Agreement") relating to one application of the Company's needle technology in the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective March 29, 2000 upon obtaining the required approvals of Kendall and the Company. In April 2000, the Company received $1,500,000, less $35,044 representing the Company's share of certain patent filing costs, under the Kendall Agreement and will receive an additional $1,000,000 upon the sale of commercial quantities of products, in exchange for the Company assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related patents for one technology. The assignment of the patent rights to Kendall is subject to a preexisting license agreement and the retention by the Company of an exclusive, royalty-free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for SHPI to receive development fees and ongoing royalties, including a $500,000 advance royalty payment upon the sale of commercial quantities of products. It is anticipated that Kendall will manufacture all products that are subject to the Kendall Agreement. There is no assurance that products will be launched as anticipated or that the Company will realize revenues under the Kendall Agreement.

Becton Dickinson and Company

In August 1996, the Company entered into an exclusive distribution agreement with BD Sharps Disposal Systems Division relating to the Company's Safety Cradle(R) sharps container products. The agreement granted BD an exclusive worldwide right to market and distribute the Company's sharps container products for an initial term of three years. The first sales pursuant to the agreement occurred in the first quarter of 1997; however, as a result of BD's failure to meet minimum purchase requirements set forth in the agreement, the Company terminated the agreement during 1998. Sales of the Safety Cradle(R) sharps container products have been minimal.

In May 1997, the Company entered into an exclusive license agreement with BD Infusion Therapy Division relating to a single application of the Company's ExtreSafe(R) safety needle withdrawal technology. Pursuant to the terms of the agreement, BD paid $4,000,000 to the Company of which $3,750,000 was for advanced royalties for sales of product and $250,000 was for a product development fee. In June 1999, BD and the Company amended the license agreement. The amendment provides that the $3,750,000 previously paid by BD to the Company will not be credited against future earned royalties and the Company will have no further obligation of any kind to BD with respect to these payments. Accordingly, the $3,750,000 of deferred royalty revenue was recognized as revenue during 1999. The Company will not be manufacturing product in connection with the license agreement.

Johnson & Johnson Medical, Inc.

In December 1997, the Company entered into an agreement with JJM to commercialize two applications of the Company's safety needle technologies in one restricted field-of-application of the technology. The agreement provided for monthly development payments by JJM, sharing of field related patent costs, payments for initial periods of low volume manufacturing, an ongoing royalty stream and a JJM investment in molds, assembly equipment and other capital costs related to commercialization of each product.

The agreement also provided for an ongoing joint cooperative program between JJM and the Company which would derive future funding directly from sales of Company created products and provide for the possibility of low volume manufacturing revenue for the Company and an ongoing royalty stream for additional safety products which were jointly approved for development. However, on April 3, 2001, the Company received notice from JJM that the Development and License Agreement between JJM and the Company had been terminated.

(4)   COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases office space and equipment under noncancellable operating leases that expire over various terms. The following summarizes future minimum lease payments net of sublease income, under operating leases at December 31, 2000:

                                       Minimum
                                        lease       Sublease          Net rent
                                      payments        income           expense
                                 -------------- --------------- ----------------
       Year Ending December 31,
                      2001       $    305,895   $    (72,000)    $     233,895
                      2002            318,130        (18,000)          300,130
                      2003            133,090              -           133,090
                                 -------------- --------------- ----------------
                                 $    757,115   $    (90,000)    $     667,115
                                 ============== =============== ================

Rental expense for the years ended December 31, 2000 and 1999 totaled approximately $269,000 and $315,000, respectively. Beginning March 1, 2000, the Company subleased approximately 3,300 square feet of its office space for a term of 12 months with an option to renew for an additional 12 months. This option has been exercised. Sublease payments of $54,000 were received during 2000.

Employment Agreements

On January 1, 2001, the Company entered into an employment agreement with the Company's Chief Financial Officer. The agreement is for a term of two years and provides for an annual aggregate base salary of $90,000, subject to annual adjustment by the Compensation Committee of the Board of Directors. Upon termination of employment without cause, salary and certain benefits will continue to be paid through the expiration of the agreement. The agreement has customary provisions for other benefits and includes a noncompete clause.

On October 23 and June 12, 2000, the Company entered into employment agreements with the Company's Chief Operating Officer and the General Counsel, respectively. The agreements are for a term of three years and provide for an annual aggregate base salary of $165,000 subject to annual adjustment by the Compensation Committee of the Board of Directors. Upon termination of employment without cause, salary and certain benefits will continue to be paid through the expiration of the agreements. The agreements have customary provisions for other benefits and include noncompete clauses.

On September 19, 1999, the Company entered into an employment agreement with the Company's president . The agreement is for a term of three years and provides for an annual aggregate base salary of $190,000 subject to annual adjustment by the Compensation Committee of the Board of Directors. Upon termination of employment without cause, salary and certain benefits will continue to be paid through the expiration of the agreement. The agreement has customary provisions for other benefits and includes noncompete clauses.

In December 1998 and again in November 1999, a previously existing employment agreement was amended to allow for cash payments totaling $115,000 in exchange for the surrender of outstanding common stock warrants held by the employee. The exchange may be elected by the employee if the fair market value of the Company's common stock did not reach specified amounts by January 31, 2001. Additionally, the January 31, 2001 exchange could be accelerated, at the employee's option, should the Company's cash position fall below a specified level. Upon election of the accelerated exchange, the cash compensation would be reduced by $625 for each month between the date the exchange occurs and January 31, 2001. In January 1999, the Company paid $50,000 to the employee upon exercise of the first option. In December 2000, the employee exercised the second option and the Company agreed to make the cash payment of $60,665 on January 31, 2001. The Company has yet to make payment to the employee.

Litigation

The Company was involved in litigation with Leerink, Swann & Company ("Leerink") with respect to a dispute over investment banking commissions. In July 1999, the parties entered into a Settlement Agreement and General Release of Claims whereby the Company paid Leerink $140,000 and all claims relating to the lawsuit were released and the lawsuit was dismissed. The Company entered into the Settlement Agreement in order to minimize expenses relating to the litigation and the disruption to its business. In connection with the current and future financing plans or strategies, the Company has been threatened with lawsuits by a number of different stockholders if the Company does not pursue suggested financing plans or strategies. These financing plans include a plan proposed by Rubicon International Limited who is currently acting as a financial advisor to the Company. The stockholder proposals, in some cases, are mutually exclusive. Given recent stockholder communications, there can be no assurance that some stockholders will not challenge any given financing plan or strategy adopted by the Company. Stockholder litigation may be expensive and, if it occurs, could divert Company resources from other planned uses. Such litigation could have a material adverse effect on the Company including requiring the Company to limit or cease operations.

(5)      STOCK OPTIONS

Effective June 2000, adoption of the Specialized Health Products International, Inc. 2000 Stock Option plan was approved by the Company's Board of Directors. The plan is administered by the Board of Directors. The plan provides for the issuance of up to 2,500,000 shares of common stock to directors, officers, employees and consultants. The exercise price of the options granted will be the greater of $1.00 per share or the fair market value (or 110 percent of such fair market value when the optionee is a ten percent stockholder) of the underlying common stock on the date of grant. The options are exercisable for a period not to exceed ten years (or five years when the optionee is a ten percent stockholder) from the date of grant.

Effective August 1998, adoption of the Specialized Health Products International, Inc. 1998 Stock Option Plan was approved by the Company's Board of Directors. The plan is administered by the Board of Directors. The plan provides for the issuance of up to 2,000,000 shares of common stock to directors, officers, employees and consultants. The exercise prices of the options granted may not be less than the greater of $2.00 per share or the fair market value (or 110 percent of such fair market value when the optionee is a ten percent stockholder) of the underlying common stock on the date of grant. The options are exercisable for a period not to exceed ten years (or five years when the optionee is a ten percent stockholder) from the date of grant.

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

During 1994, the Board of Directors of SHP approved a nonqualified stock option plan for its officers, directors and employees, and authorized 396,000 shares of common stock for issuance. During 1994, options to acquire 396,000 common shares were granted at prices ranging from $0.39 to $1.11 per share. The exercise prices of the options were equivalent to the estimated fair market value of the underlying stock as determined by SHP's Board of Directors at the dates of grant. No options were exercised or forfeited during 1994. In connection with the business combination, discussed in Note 1, all of the options issued under the plan became outstanding obligations of the Company. On September 1, 1995, options to acquire 288,000 shares were exercised, primarily by directors and officers of the Company, from which the Company received $209,500 in non-interest bearing common stock subscriptions receivable, which are due upon demand. During 1996, options to acquire 45,000 shares were exercised at $0.39 per share and 22,500 options were forfeited. Of the remaining 40,500 options, 22,500 were exercised in 1997 at $0.39 per share. During August 2000 the remaining 18,000 options were exercised at $0.39 per share.

As permitted by SFAS No. 123, "Accounting for Stock-based Compensation", the Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for certain aspects of its stock-based compensation plans. Accordingly, no compensation cost is recognized for stock options granted to officers, directors and other key employees if options are granted at the intrinsic fair market value or higher. The Company recognized $273,154 and $117,226 of consulting expense during 2000 and 1999, respectively, related to certain options and warrants granted to nonemployee consultants in accordance with SFAS No. 123.

Had compensation cost been determined based on the fair value at the grant date for awards under its plans consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per common share would have been increased (decreased) to the pro forma amounts presented below for the years ended December 31:

                                                         2000             1999
                                                    ---------------- -----------------
Net income (loss):                     As reported   $  (3,181,720)    $      359,231
                                       Pro forma        (4,056,591)           279,915

Basic and diluted  net income (loss)
  per common share:                    As reported            (.26)               .03
                                       Pro forma              (.33)               .02

Because the SFAS No. 123 method of accounting has not been applied to options and certain warrants granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company's option plans as of December 31, 2000 and 1999, and changes during the years then ended is presented below:

                                           2000                             1999
                              -------------------------------- --------------------------------
                                                 Wtd. Avg.                        Wtd. Avg.
                                  Shares      Exercise Prices      Shares      Exercise Prices
                              --------------- ---------------- --------------- ----------------
Outstanding at beginning of
  year                            1,653,500        $ 2.08          1,493,500       $ 2.11
Granted                           1,445,810          1.50            254,000         2.00
Exercised                           (18,000)         0.39                  -          -
Forfeited                        (1,142,310)         2.78            (94,000)        0.85
Outstanding at
  end of year                     1,939,000          1.70          1,653,500         2.08
                              ---------------                  ---------------
Exercisable at
  end of year                     1,205,000          1.78          1,458,500         1.30
                              ---------------                  ---------------
Weighted average fair value
of options granted              $      0.99                      $      0.32
                              ===============                  ===============

The following table summarizes information about the stock options outstanding at December 31, 2000:

                                           Options Outstanding                           Options Exercisable
                                 Number           Wtd. Avg.                           Number
                               Outstanding        Remaining        Wtd. Avg.       Exercisable          Wtd. Avg.
          Range of           as of December      Contractual       Exercise       as of December        Exercise
       Exercise Prices          31, 2000            Life             Price           31, 2000             Price
   ------------------------ ------------------ ----------------- -------------- ------------------- ------------------
    $     1.0000                     58,000         9.67 years    $   1.0000              58,000      $     1.0000
          1.1250                    122,000         9.46              1.1250              22,000            1.1250
          1.2500                    670,810         6.26              1.2500             374,810            1.2500
          1.5625                    100,000         9.74              1.5625                   -                 -
          1.6250                     55,000         9.35              1.6250               5,000            1.6250
          1.7500                      5,000         7.44              1.7500               5,000            1.7500
          1.8125                     10,000         7.38              1.8125               5,000            1.8125
          2.0000                    661,000         4.67              2.0000             478,000            2.0000
          2.6250                    257,190         0.83              2.6250             257,190            2.6250
                            ------------------                   -------------- ------------------- ------------------
    $1.00 to 2.625                1,939,000                       $   1.7040           1,205,000      $     1.7780
                            ==================                   ============== =================== ==================

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 and 1999: risk-free interest rate of 6.0 percent in both years; expected lives of 4 years and 2 years, respectively; expected dividend yields of zero percent in both years; expected volatility of 92 and 68 percent, respectively.

In calculating the pro forma net income (loss) and pro forma basic and diluted net income (loss) per share, the Company has also considered the effect of 800,000 common stock warrants issued to a director and officer (see Notes 6) and an employee of the Company during 1998. The issuance of the warrants was accounted for in accordance with APB No. 25. For disclosure purposes under SFAS No. 123, the fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: risk-free interest rate of 6.0 percent; expected lives of 2 years; expected dividend yield of zero; expected volatility of 68 percent.

(6)      CAPITAL TRANSACTIONS

In December 2000, the Company filed a registration statement related to the Series D warrants, which became effective on January 12, 2001. The Series D warrants are exercisable for a period of two years from the effective date of a registration statement, which period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Securities Act of 1933 is not available. The Company offered the Series D warrant holders a reduced exercise price, allowing their exercise at $1.00 per share rather than $2.00 per share, to encourage warrant holders to exercise their Series D warrants during the period of the reduced price offer, which ended January 13, 2001. Those warrant holders who exercised some of their warrants, but not all of them, were allowed to extend the exercise period of an equal number, up to the total warrants held, until June 30, 2001. Of the 3,609,787 Series D warrants outstanding, 76,694 were exercised. The exercise dates of 6,921 warrants were extended until June 30, 2001. The remaining 3,526,172 Series D warrants have expired. Other SHPI warrants totaling 750,000 remain outstanding with expiration dates beginning in 2002. As a result of the modification of terms on the Series D warrants a total of $132,848 was recorded as compensation expense, of which $122,113 has been deferred as of December 31, 2000, and will be recognized during 2001.

In August 2000, common stock options to acquire 18,000 shares of the Company's common stock at $0.39 per share were exercised by a former employee and director of the Company.

In August 2000, the Company issued 50,000 shares of restricted common stock in full settlement of a claim from an individual related to certain expenses incurred by that individual in connection with the Company's acquisition of certain intellectual property and related assets.

In June 2000, the Company granted to an employee 25,000 shares of common stock as part of a new employment arrangement. The stock issuance was exempt from registration under Section 4(2) of the Securities Act of 1933 and pursuant to Rule 506 as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with the transaction.

The following summarizes all warrant activity for the Company for the years ended December 31, 2000 and 1999.

                                           2000                             1999
                              -------------------------------- -------------------------------
                                                 Wtd. Avg.                       Wtd. Avg.
                                                  Exercise                        Exercise
                                  Shares           Prices          Shares          Prices
                              ---------------- --------------- --------------- ---------------
Outstanding at beginning of
  the year                          4,384,787       $ 2.00         4,409,787     $  2.00
Granted                                   -             -             25,000        2.00
Exercised                                 -             -                  -         -
Forfeited                             (25,000)        2.00           (50,000)       2.00
                              ----------------                 ---------------
Outstanding at end of the
  year                              4,359,787       $ 2.00         4,384,787     $  2.00
                              ================                 ===============
Exercisable at end of the
  year                              4,359,787                      4,384,787
                              ================                 ===============

(7)      INCOME TAXES

The Company recognized no income tax expense in 2000 and 1999 due to net operating losses. The Company did not record any income tax benefit related to the net operating losses and other deferred tax assets as management established a valuation allowance against the entire amount of those assets. Significant components of the Company's deferred income tax assets and deferred income tax liabilities as of December 31, 2000 are as follows:

                                                               2000
                                                      ---------------------
Deferred income tax assets:
   Net operating loss carryforwards                      $    5,928,214
   Non cash compensation expense                                206,521
   Accrued compensation                                          36,156
   Patent costs                                                 157,499
   Financial reporting accruals and reserves                     79,214
   Deferred revenue                                             476,693
                                                      ---------------------
       Total gross deferred income tax assets                 6,884,297
   Less valuation allowance                                  (6,799,275)
                                                      ---------------------
       Net deferred income tax assets                            85,022

Deferred income tax liability -
  Property and equipment                                        (85,022)
                                                      ---------------------
       Net deferred income taxes                         $           -
                                                      =====================

The net change in the total valuation allowance for the year ended December 31, 2000 was an increase of $1,254,918.

At December 31, 2000, the Company had total tax net operating losses of approximately $15,893,000 that can be carried forward to reduce federal income taxes, if any. If not utilized, the tax net operating loss carryforwards begin to expire in 2009. As defined in Section 382 of the Internal Revenue Code, the Company has undergone a greater than 50 percent ownership change. Consequently, a certain amount of the Company's tax net operating loss carryforwards available to offset future taxable income in any one year are limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforwards not utilized in prior years.

(8)      EMPLOYEE BENEFIT PLAN

Employees who are 21 years of age are eligible for participation in the Specialized Health Products 401(k) Plan and may elect to make contributions to the plan. The Company matches 100 percent of such contributions up to five percent of the individual participant's compensation. The Company's contribution to the plan was approximately $62,300 and $66,800 for the years ended December 31, 2000 and 1999, respectively.

(9)      RELATED-PARTY TRANSACTIONS

In February 2000, the Company entered into a letter agreement with Rubicon International Limited ("Rubicon") to receive certain financial advisory services. Certain of the principals of Rubicon and the persons expected to perform service on behalf of Rubicon under the letter agreement are Company stockholders. In the event that the Company enters into a financing transaction related to the letter agreement (other than a refloatation) Rubicon will be entitled to compensation of up to 2.5 percent of the consideration received by the Company in such a transaction. Subject to certain limitations, in the case of a refloatation (i.e., listing or quotation of the Company's common stock on a recognized European stock exchange and, in the event the Company initially goes private, on the Nasdaq SmallCap or National Market System) then Rubicon is entitled to a fee of up to 2.5 percent of the undiluted market value of the

Company's common stock calculated on a 20-day average stock price beginning on the five month anniversary of such refloatation. Not withstanding the foregoing, no fee shall be payable to Rubicon in the event that the total consideration paid to the Company is less than $1.70 per outstanding common share of the Company, or its successor, on the date the fee is first required to be paid. The Company is obligated to pay Rubicon fees and expense reimbursements under this agreement. Rubicon has suggested that the scope of the financial advisory services agreement be substantially expanded. The parties are in the initial stages of discussion with respect to a proposed amendment. No agreements have been reached.

In December 2000, an employee of the Company exercised his option to return to the Company 23,333 warrants in exchange for a cash payment of $60,665, due in January 2001. The Company has yet to make this cash payment.

During 2000, two non-employee directors of the Company each received options to purchase 16,000 shares of the Company's stock at exercise prices ranging from $1.00 to $2.00, all of which vested at December 31, 2000.

In September 2000, the Company granted to an officer options to purchase 100,000 shares of common stock at an exercise price of $1.5625 vesting over a period of two years. Options that immediately vested were granted to an officer and director to purchase 300,000 shares of common stock at an exercise price of $2.00 per share. A non-employee director was granted options with immediate vesting to purchase 20,000 shares of common stock at an exercise price of $2.00 per share. Three employees were granted options with immediate vesting to purchase a total of 96,810 shares of common stock with exercise prices ranging from $1.25 to $2.00.

In August 2000, the Company granted a director options to purchase 50,000 shares of common stock of the Company which vested immediately at an exercise price of $1.00 per share.

In July 2000, the Company granted to an officer of the Company options to purchase 50,000 shares of common stock at an exercise price of $1.625 vesting over a period of two years.

In July 2000, the Company entered into a consulting agreement with a shareholder to provide services. The agreement obligates the Company to pay a fee of $6,000 per month plus reimbursement of expenses. During 2000, the Company recorded fees of $36,000 and expenses of $31,870 relating to this agreement.

In June 2000, the Company entered into an employment contract with a director and officer of the Company. As a part of that agreement the employee was granted 25,000 shares of common stock and options to purchase 100,000 shares of common stock at an exercise price of $1.125 vesting over a period of two years.

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

The Company had entered into certain license agreements with a director and officer of the Company as a result of the acquisition of certain technology rights and patents. Under the terms of the agreements, the Company was obligated to pay minimum royalty payments totaling $435,000 over six years. In January 1998, the Company issued 750,000 common stock warrants as consideration for a release from its obligations under royalty agreements. Each warrant is redeemable for one share of the Company's common stock at a price of $2.00 per share. The warrants are currently exercisable and expire on December 31, 2002.

(10)     INVESTMENT IN QUANTUM IMAGING CORPORATION

The Company's investment in Quantum Imaging Corporation ("QIC") has been written down to zero as of December 31, 2000. The Company maintains a 17 percent interest in QIC. Any funding contributed by the Company to QIC is expensed.

(11)     SUBSEQUENT EVENTS

In February 2001, the Company issued a Private Placement Memorandum ("PPM") and raised $170,000 in cash. This PPM was closed in March 2001. The offering was made in units of $20,000, each unit providing 20,000 shares of the Company's common stock and Series F warrants to purchase an additional 20,000 shares of the Company's common stock at an exercise price of $1.50 per share (the "Units"). The warrants are exercisable through February 28, 2002. The PPM also contained an adjustment provision to participants should a subsequent offering be made at more advantageous terms. The adjustment would become effective upon the following conditions:

On the first occasion that the Company issues an aggregate of 2,000,000 shares of common stock (including securities that are convertible into common stock whether in the form of debt or equity) in a private offering (an "Equity Financing") and the Equity Financing is at a different price or has different terms, conditions or characteristics than the Units that are part of this Offering, then each stockholder who then holds outstanding Units shall have the option to convert the Units into the number of subsequently issued securities in the Equity Financing that such stockholder would have received had such stockholder invested the funds used to acquire the Units to acquire the securities issued in the Equity Financing (a "Conversion Privilege"). The Conversion Privilege and other rights described in this paragraph do not apply to (i) an Equity Financing that occurs after December 31, 2001, (ii) stock option grants under any Company stock option plan, (iii) obligations of the Company that existed prior to the date of this PPM, (iv) any securities issuances to Rubicon or its successors or nominees, (v) any securities issued to one or more strategic partners of the Company, (vi) the issuance of securities that are primarily for compensatory purposes, (vii) the issuance of securities in connection with any merger, stock exchange, consolidation, reorganization, sale of a significant portion of the Company's assets or similar transaction or
(viii) the issuance of securities after the first occasion that the Company has an Equity Financing.

In January 2001, the Company and Merit Medical Systems, Inc. ("Merit") entered into a License Agreement relating to the production of safety needle devices for angiographic guidewire introducers. The Company received an upfront license fee payment of $100,000 in January 2001. The License Agreement provides that the Company will receive ongoing royalties, including minimum royalty payments beginning in 2002. All product introductions are scheduled and controlled by Merit.