Form 10QSB
period 2001-03-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2001-05-15
CIK 790228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2001

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

                                 Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding as of May 10, 2001
              -----                            ------------------------------
  Common Stock, $.02 par value                       16,083,894 shares

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets
              As of March 31, 2001 and December 31, 2000                    3

         Condensed Consolidated Statements of Operations
           For the three month periods ended March 31, 2001 and
           March 31, 2000 and the period from inception to March
           31, 2001                                                         4

         Condensed Consolidated Statements of Cash Flows
           For the three month periods ended March 31, 2001 and
           March 31, 2000 and the period from inception to March
           31, 2001                                                         5

         Notes to Condensed Consolidated Financial Statements               6

Item 2:  Management's Discussion and Analysis or Plan of Operation         12


                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                 20

Item 2:  Changes in Securities                                             20

Item 3:  Defaults upon Senior Securities                                   20

Item 4:  Submission of Matters to a Vote of Securityholders                20

Item 5:  Other Information                                                 20

Item 6:  Exhibits and Reports on Form 8-K                                  20

Signatures                                                                 22

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

         ASSETS                                                                March 31,            December 31,
                                                                                 2001                   2000
                                                                           ------------------    -------------------
CURRENT ASSETS:
   Cash                                                                    $         39,753      $         10,595
   Accounts receivable                                                               71,811                94,545
   Prepaid expenses and other                                                         3,749                14,201
                                                                           ------------------    -------------------
     Total current assets                                                           115,313               119,341
                                                                           ------------------    -------------------

PROPERTY AND EQUIPMENT:
   Manufacturing molds                                                              474,633               474,633
   Computer equipment and software                                                  403,426               403,426
   Research and development machinery and equipment                                 291,738               291,738
   Office furnishings and fixtures                                                  171,083               171,083
   Leasehold improvements                                                           134,870               134,870
   Automated assembly equipment                                                      71,300                71,300
   Manufacturing equipment                                                           25,653                25,653
                                                                           ------------------    -------------------
                                                                                  1,572,703             1,572,703
   Less accumulated depreciation and amortization                                (1,223,986)           (1,156,200)
                                                                           ------------------    -------------------
     Net property and equipment                                                     348,717               416,503
                                                                           ------------------    -------------------

OTHER ASSETS                                                                         27,000                27,000
                                                                           ------------------    -------------------
                                                                           $        491,030      $        562,844
                                                                           ==================    ===================

              LIABILITIES AND STOCKHOLDERS' DEFICIT

   Accounts payable                                                        $        210,570      $        130,607
   Accrued liabilities                                                              540,664               333,347
   Notes payable                                                                    600,000               600,000
   Deferred revenue                                                                 316,008               296,004
                                                                           ------------------    -------------------
     Total current liabilities                                                    1,667,242             1,359,958

DEFERRED REVENUE, NET OF CURRENT PORTION                                            982,987               981,993

UNAMORTIZED RENT                                                                     41,380                42,148
                                                                           ------------------    -------------------

     Total liabilities                                                             2,691,609             2,384,099
                                                                           ------------------    -------------------

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value; 5,000,000 shares authorized,
      no shares outstanding                                                               -                     -
   Common stock, $.02 par value; 50,000,000 shares authorized,
      12,696,667 and 12,449,440 shares outstanding, respectively                    253,934               248,989
   Additional paid-in capital                                                    17,457,222            15,364,061
   Warrants to purchase common stock                                                103,573             1,954,452
   Advances to stockholders                                                          (4,201)               (2,801)
   Deferred compensation expense                                                    (77,655)             (140,453)
   Deficit accumulated during the development stage                             (19,933,452)          (19,245,503)
                                                                           ------------------    -------------------
     Total stockholders' deficit                                                 (2,200,579)           (1,821,255)
                                                                           ------------------    -------------------
                                                                           $        491,030      $        562,844
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


                                                                   Three Months Ended                   Period from
                                                        -----------------------------------------       Inception to
                                                            March 31,             March 31,              March 31,
                                                              2001                   2000                   2001
                                                        ------------------    -------------------    -------------------
REVENUES:
   Technology fees and licensing revenues               $         79,002      $            -         $       4,051,005
   Development fees and related services                         112,439                202,268              2,944,849
   Net product sales                                                  -                    -                   748,228
                                                        ------------------    -------------------    -------------------
     Total revenues                                              191,441                202,268              7,744,082
                                                        ------------------    -------------------    -------------------

COST OF REVENUES:
   Cost of development fees and related services                  36,264                148,791              2,065,927
   Cost of product sales                                              -                      -                 536,002
                                                        ------------------    -------------------    -------------------
     Total cost of revenues                                       36,264                148,791              2,601,929
                                                        ------------------    -------------------    -------------------

     Gross margin                                                155,177                 53,477              5,142,153
                                                        ------------------    -------------------    -------------------

OPERATING EXPENSES:
   Selling, general and administrative                           458,253                372,536             17,192,497
   Research and development                                      375,355                185,340              7,138,280
   Loss on disposal of assets, net                                    -                      -               1,286,688
                                                        ------------------    -------------------    -------------------
     Total operating expenses                                    833,608                557,876             25,617,465
                                                        ------------------    -------------------    -------------------

LOSS FROM OPERATIONS                                            (678,431)              (504,399)           (20,475,312)
                                                        ------------------    -------------------    -------------------

OTHER INCOME (EXPENSE):
   Interest income                                                 8,176                    727                551,023
   Interest expense                                               (17,694)                   -                  (41,352)
   Other income                                                       -                     646                 60,358
                                                        ------------------    -------------------    -------------------

     Total other income (expense), net                           (9,518)                  1,373                570,029
                                                        ------------------    -------------------    -------------------
                                                                (687,949)              (503,026)            (19,905,283)

LESS PREFERENCE STOCK DIVIDENDS                                       -                      -                  (28,169)
                                                        ------------------    -------------------    -------------------

NET LOSS APPLICABLE TO COMMON SHARES                    $       (687,949)     $        (503,026)     $      (19,933,452)
                                                        ==================    ===================    ===================

BASIC AND DILUTED NET LOSS PER COMMON SHARE             $           (.05)     $            (.04)
                                                        ==================    ===================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                  12,515,246             12,356,440
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


                                                                        Three Months Ended                 Period from
                                                               -------------------------------------       Inception to
                                                                  March 31,            March 31,             March 31,
                                                                     2001                2000                  2001
                                                               -----------------    ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $      (687,949)     $     (503,026)     $  (19,905,283)
   Adjustments to reconcile net loss to net cash used in
     Depreciation and amortization                                      67,786              64,869           1,759,264
     Allowance for doubtful accounts receivable                          -                   -                 125,800
     Common stock issued for consulting services                         -                   -                 300,160
     Common stock options issued for
       consulting services                                               -                   -                 654,880
     Compensation expense for cancellation of warrants                   -                   -                  60,665
     Compensation expense for modification of term on
       Series D warrants                                                 -                   -                  10,735
     Amortization of deferred compensation expense                      62,798               -                  62,798
     Loss on disposition of assets, net                                  -                   -               1,287,979
     Changes in operating assets and liabilities:
       Accounts receivable                                              22,734          (1,436,966)            (71,811)
       Prepaid expenses and other                                       10,451              19,808              (1,609)
       Amounts due from related parties                                  -                  (1,475)             (4,988)
       Other assets                                                      -                   -                 (27,000)
       Accounts payable                                                 79,963              77,360             216,677
       Accrued liabilities                                             207,317              40,734             468,642
       Other liabilities                                                 -                  65,028              47,398
       Deferred revenue                                                 20,231           1,500,000           1,298,227
                                                               -----------------    ----------------     ----------------
         Net cash used in operating activities                        (216,669)           (173,668)        (13,717,466)
                                                               -----------------    ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                    -                  (2,543)         (2,946,330)
   Purchase of patents and technology                                    -                   -                (356,146)
   Proceeds from the disposition of assets                               -                   -                   6,517
                                                               -----------------    ----------------     ----------------
         Net cash used in investing activities                           -                  (2,543)         (3,295,959)
                                                               -----------------    ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable                               -                   -                 600,000
   Proceeds from issuance of common stock                              247,227               -              12,742,048
   Proceeds from issuance of common stock warrants                       -                   -               1,777,952
   Proceeds from collection of stock subscriptions                       -                   -                 413,700
   Proceeds from issuance of preferred stock                             -                   -               1,164,001
   Proceeds from issuance of redeemable preference stock                 -                   -                 240,000
   Payments on redeemable preference stock and dividends                 -                   -                (268,169)
   Net change on stockholder loans                                     (1,400)               -                 383,646
                                                               -----------------    ----------------     ----------------
         Net cash provided by financing activities                     245,827               -              17,053,178
                                                               -----------------    ----------------     ----------------

NET INCREASE (DECREASE) IN CASH                                         29,158           (176,211)              39,753

CASH AT BEGINNING OF PERIOD                                             10,595            180,425                 -
                                                               -----------------    ----------------     ----------------

CASH AT END OF PERIOD                                          $        39,753      $       4,214        $      39,753
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

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      Interim Condensed Consolidated Financial Statements

         The accompanying condensed consolidated financial statements have been prepared by Specialized Health Products International, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the operating results that may result for the year ending December 31, 2001. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its December 31, 2000 Annual Report on Form 10-KSB.

(2)      Basic and Diluted Net Loss Per Common Share

         As a result of the Company incurring net losses for the three month periods ended March 31, 2001 and 2000, both basic and diluted net loss per share for the periods are based on the weighted average number of common shares outstanding. Stock options and warrants prior to conversion are not included in the calculation of diluted net loss per common share for the period because their inclusion would be antidilutive, thereby reducing the net loss per common share. The Company has common stock options and warrants at exercise prices ranging from $1.25 to $2.625 per share outstanding at March 31, 2001 that, if exercised, would result in the issuance of an additional 2,585,921 shares of common stock.

(3)      Reclassifications

         Certain reclassifications have been made to the March 31, 2000 period's condensed consolidated financial statements to conform to the March 31, 2001 period's presentation.

(4)      Distribution and License Agreements

Merit Medical Systems, Inc.

         In January 2001, the Company and Merit Medical Systems, Inc. ("Merit") entered into a License Agreement relating to the production of safety needle devices for angiographic guidewire introducers. Merit is a worldwide leader in interventional cardiology and radiology needles. The Company received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably by the Company over five years, the estimated life of the Agreement. The Agreement provides that the Company will receive ongoing royalties, including minimum royalty payments beginning in 2002. All product introductions are scheduled and controlled by Merit.

The Kendall Company

         In November 1999, the Company and The Kendall Company, a division of Tyco Healthcare Group LP, ("Kendall") entered into a Development and License Agreement (the "Kendall Agreement") relating to one application of the Company's needle technology in the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective March 29, 2000 upon obtaining the required approvals of Kendall and the Company. In April 2000, the Company received $1,500,000, less $35,044 representing the Company's share of certain patent filing costs, under the Kendall Agreement and will receive an additional $1,000,000 upon the sale of commercial quantities of products, in exchange for the Company assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related patents for one technology. The assignment of the patent rights to Kendall is subject to a preexisting license agreement and the retention by the Company of an exclusive, royalty-free worldwide license in a number of strategic product areas. The

Kendall Agreement also provides for the Company to receive development fees and ongoing royalties, including a $500,000 advance royalty payment upon the sale of commercial quantities of products. It is anticipated that Kendall will manufacture all products that are subject to the Kendall Agreement. There is no assurance that products will be launched as anticipated or that the Company will realize revenues from the Kendall Agreement.

Becton Dickinson and Company

         In May 1997, the Company entered into an exclusive license agreement with BD Infusion Therapy Division ("BD") relating to a single application of the Company's ExtreSafe(R) safety needle withdrawal technology. Pursuant to the terms of the agreement, BD paid $4,000,000 to the Company of which $3,750,000 was for advanced royalties for sales of product and $250,000 was for a product development fee. In June 1999, BD and the Company amended the license agreement. The amendment provided that the $3,750,000 previously paid by BD to the Company will not be credited against future earned royalties and the Company will have no further obligation of any kind to BD with respect to these payments. Accordingly, the $3,750,000 of deferred royalty revenue was recognized as revenue during 1999. The Company will not be manufacturing product in connection with the license agreement. BD has exclusivity related minimum royalty obligations to the Company beginning in 2004.

Johnson and Johnson Medical, Inc.

         In December 1997, the Company entered into a Development and License Agreement with Johnson & Johnson Medical, Inc. ("JJM"), which recently merged into Ethicon Endo-Surgery, Inc., a Johnson & Johnson company, to commercialize two applications of the Company's safety needle technologies. The JJM Agreement provided that the Company and JJM would seek to commercialize two products using the Company's safety medical needle technologies. On April 3, 2001, the Company received notice from Ethicon Endo-Surgery, Inc. that the JJM Development and License Agreement was being terminated pursuant to a contract provision that provided for termination upon 90 days notice. Ethicon Endo-Surgery, Inc. stated that higher gross profit returns had been imposed on all divisions' products and, as the higher returns could not be achieved, Ethicon had made the decision not to enter the blood collection market. The Company subsequently negotiated an effective termination date of April 17, 2001, thereby enabling the Company to begin negotiation with potential new partners for the blood collection devices that were the subject of the JJM agreement. While those discussions are progressing favorably, there can be no assurance that the Company will successfully consummate an agreement with respect to these products.

(5)  Commitments and Contingencies

Litigation

         In  connection   with  the  current  and  future   financing  plans  or
strategies, the Company has been threatened with lawsuits by a number of different stockholders if the Company does not pursue suggested financing plans or strategies. These financing plans include a plan proposed by Rubicon International Limited ("Rubicon") who is currently acting as a financial advisor to the Company. The stockholder proposals, in some cases, are mutually exclusive. Given recent stockholder communications, there can be no assurance that some stockholders will not challenge any given financing plan or strategy adopted by the Company. Stockholder litigation may be expensive and, if it occurs, could divert Company resources from other planned uses. Such litigation could have a material adverse effect on the Company including requiring the Company to limit or cease operations.

Employment Contracts

         Effective January 1, 2001, the Company has entered into an employee agreement with its Chief Financial Officer ("CFO"). This employment agreement provides that (i) he receives a salary of $90,000 per year beginning January 1, 2001; (ii) his current employment agreement expires December 31, 2002; (iii) he is entitled to vacation pay and health insurance; (iv) if his employment is terminated by reason of disability or other than for cause, his salary will continue for the full term of the agreement; (v) if he is terminated for cause, his salary ceases as of the date of termination; (vi) the Company will provide him with up to $200,000 of term life insurance while he is employed by the Company; and (vii) he is required to keep all proprietary information relating to the business of the Company confidential both during and after the term of the agreement.

(6) Capital Transactions

         In November and December 2000, the Company offered and sold unsecured convertible promissory notes in the principal amount of $600,000 to five accredited and sophisticated investors. Principal and interest was due and payable in a single balloon payment on March 31, 2001. The notes bear interest at the rate of 10% per annum beginning on January 1, 2001 through the maturity date. Prior to January 1, 2001, the notes were non-interest bearing. The notes were convertible, at the sole election of the note holders, into the Company's $.02 par value common stock at a conversion rate of $1 per share on or before December 31, 2000 into common stock and warrants. No note holders elected to convert prior to December 31, 2000.

         In December 2000, the Company filed a registration statement related to the resale of the common stock underlying the Series D warrants which became effective on January 12, 2001. A prior registration statement relating to the resale of the common stock underlying the Series D warrants had previously expired. The Series D warrants are exercisable for a period of two years from the effective date of a registration statement, which period was to be extended day-for-day for any time that a prospectus meeting the requirements of the Securities Act of 1933 was not available. The Company offered the Series D warrant holders a reduced exercise price, allowing their exercise at $1.00 per share rather than $2.00 per share, to encourage warrant holders to exercise their Series D warrants during the period of the reduced price offer, which ended January 13, 2001. Those warrant holders who exercised some of their warrants, but not all of them, were allowed to extend the exercise period of an equal number, up to the total warrants exercised, until June 30, 2001. Of the 3,609,787 Series D warrants outstanding, 76,694 were exercised. The exercise dates of 6,921 warrants were extended until June 30, 2001. The remaining 3,526,172 Series D warrants have expired.

         In February 2001, the Company raised $170,000 through the private offer and sale of common stock and Series F warrants (the "February Offering"). The February Offering was closed in April 2001. In the February Offering the Company sold units at $20,000 per unit. Each unit was comprised of 20,000 shares of the Company's common stock and Series F warrants to purchase an additional 20,000 shares of the Company's common stock at an exercise price of $1.50 per share. The Series F Warrants are exercisable through February 28, 2002. The February Offering investors were also given the following antidilutive rights:

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

         Upon the occurrence of an Equity Financing where a Conversion Privilege exists, the Company was to send notice to February Offering investors who may exercise a Conversion Privilege ("Offering Investors"). Offering Investors have 14 days after the date of such notice to elect to exercise their Conversion Privilege by notifying the Company in writing during said 14-day period of their election to exercise the Conversion Privilege and returning the Offering Investor's common stock and Series F warrants received in the February Offering to the Company for cancellation. Any investors not electing to exercise their Conversion Privilege as described above within said 14-day period lose the right to exercise the Conversion Privilege.

         In April 2001, the Company raised $1,420,000 through the private offer and sale of common stock and Series G warrants (the "April Offering") to accredited and sophisticated investors. The April Offering closed on May 4, 2001. In the April Offering the Company sold units at $20,000 per unit. Each unit was comprised of 40,000 shares of the Company's common stock and Series G warrants to purchase an additional 40,000 shares of the Company's common stock at an exercise price of $0.75 per share. The Series G warrants will expire with respect to one-fifth of the shares initially issuable upon exercise of the Series G warrants on each of the following dates: April 30, 2002, April 30, 2003, April 30, 2004, April 30, 2005 and April 30, 2006.

         In the April Offering, subscribers were allowed to pay the subscription price in cash or through the cancellation of amounts owed on promissory notes and short term loan obligations and investors in the April Offering were given the Conversion Privilege. As an additional condition of certain investors who invested in the April Offering, the Company agreed to give investors who acquired common stock upon the exercise of Series D warrants the option to submit the shares and related Series D warrants that they received to the Company (such shares and warrants are sometimes hereinafter referred to as the "Series D Securities") for cancellation and receive a number of securities in the April Offering that such investor would have received had the exercise price of the Series D warrants been invested in the April Offering rather than paid as part of the exercise price for the Series D warrants.

         As a result, (i) holders of the outstanding notes in the principal amount of $600,000 were given the option to pay part or all of the purchase price of securities in the April Offering in exchange for the cancellation of all or part of the amounts owing under notes in the principal amount of $600,000, (ii) the holder of a $75,000 demand loan was given the option to pay part or all of the purchase price of securities in the April Offering in exchange for the cancellation amounts owing under the demand loan, (iii) the Series D Securities holders had the opportunity to roll the amounts invested into the April Offering by tendering the Series D Securities they previously acquired to the Company for cancellation in exchange for a number of securities that such investor would have received had the exercise price of the Series D warrants been invested directly in the April Offering rather than paid in connection with the exercise of Series D warrants, and (iv) investors who invested $170,000 in the February Offering had the option to roll the amounts invested in the February Offering into the April Offering pursuant to the Conversion Privilege by tendering the securities they previously acquired in the February Offering to the Company for cancellation in exchange for a number of securities in the April Offering that such investor would have received had purchase price of the securities acquired in the February Offering been invested directly in the April Offering.

         As of May 10, 2001, two investors holding promissory notes totaling $150,000, investors holding $76,694 in Series D Securities and investors holding $170,533 of investment in the February Offering elected to cancel those securities in exchange for securities offered in the April Offering as described above. This will result in the Company issuing 397,227 additional shares of common stock and an equivalent number of Series G warrants. The Company used a portion of the proceeds from the April Offering to pay off the remaining outstanding promissory notes in the principal amount of $450,000 and related interest and the $75,000 demand loan obligation and related interest.

         In addition to the forgoing, investors demanded and the Company agreed to grant rights to provide future funding to the Company on the terms and conditions outlined below. In the event that a funding group (i.e., group of investors who invested in the Company through the same underwriter or finder or who otherwise agree to act together) (i) invested at least $300,000 in the April Offering and (ii) where less than an aggregate of $300,000 in cash funding is provided in the April Offering by investors who are not part of the same funding group, then the Company is obligated to offer Subsequent Units (as defined below) to such funding group (or their accredited and sophisticated nominees) on a pro rata basis. If the foregoing conditions were not met, then the Company did not have the obligations to offer and the no funding group had the right to acquire any Subsequent Units. In the April Offering substantially all of the $1,420,000 was invested by a single funding group (the "Funding Group").

         Members of the Funding Group (or their accredited and sophisticated nominees) now have the right to acquire Subsequent Units ("Subsequent Unit Investors") at the price of $20,000 per Subsequent Unit. Each Subsequent Unit consists of (i) a number of shares of the Company's common stock equal to 20,000 divided by a denominator equal to 95% of the average closing bid price of the Company's common stock as quoted on the Nasdaq Stock Market System or reported on the National Association of Securities Dealers ("NASD's") Over the Counter ("OTC") Bulletin Board during the 10 trading days preceding the purchase date, subject to a maximum denominator of $1.00, (the "Subsequent Unit Shares") and
(ii) Series H Warrants to purchase the
number of shares of common stock equal to the number of Subsequent Unit Shares acquired as part of the same Subsequent Unit at an exercise price equal to 150% of the average closing bid price of the Company's common stock as quoted on the Nasdaq Stock Market System or reported on the NASD's OTC Bulletin Board during the 10 trading days preceding the purchase date. Notwithstanding the foregoing, if the denominator referenced in clause "(i)" of the prior sentence is less than $.50 then the Company will have no obligation to sell Subsequent Units during such time period(s) unless the Subsequent Unit Investors agree to use $.50 in the denominator during such time period(s) rather than the then denominator rendered by the formula set forth in clause "(i)".

         The Series H Warrants will expire with respect to one-fifth of the shares initially issuable upon exercise of the Series H Warrants on each of the following dates: April 30, 2002, April 30, 2003, April 30, 2004, April 30, 2005 and April 30, 2006. The Series H Warrants shall otherwise be in substantially the same form as the Company's Series G Warrants.

         The sale of the Subsequent Units is subject to the Company providing to the Subsequent Unit Investors such information, presentations, disclosure documents and subscription agreements as the Company deems reasonably necessary or desirable. Subsequent Unit Investors will be granted demand registration rights on terms and conditions to be negotiated.

         If there are not Subsequent Unit Investors (including their nominees) who are able and willing to purchase at least $1,000,000 in Subsequent Units during the first week of each annual quarterly period beginning on June 1, 2001, then from such annual quarterly period and thereafter the Company will have no further obligation to sell Subsequent Units. The Company will have no obligation to sell Subsequent Units after June 30, 2002.

         In addition to the foregoing, after the first sale of Subsequent Units and until June 30, 2002, the After the first sale of Subsequent Units, the Company will retain a reputable financial advisor to Notwithstanding any other provision, the Company will not be obligated to take funds from any investor, to enter into a finder's agreement or to appoint any Subsequent Unit Investor nominee to the Board of Directors if (i) it is reasonably determined in good faith by the Company's Board of Directors that the Investor, finder or Board nominee in question is likely to have a harmful effect on the Company's prospects or (ii) such Investor(s) (including its affiliates), finder (including its affiliates) or Board nominee has engaged in conduct that would require disclosure under Item 401 of Regulation S-K if such conduct was engaged in by a director of a reporting company.

         There can be no assurance that Subsequent Unit Investors will acquire Subsequent Units. In the event that Subsequent Units are acquired it could result in substantial dilution in the net tangible book value per common share.

(7)  RELATED-PARTY TRANSACTIONS

         In February  2000,  the Company  entered into a letter  agreement  with
Rubicon to receive certain financial advisory services. Certain of the principals of Rubicon and the persons expected to perform service on behalf of Rubicon under the letter agreement are Company stockholders. In the event that the Company enters into a financing transaction related to the letter agreement (other than a refloatation) Rubicon will be entitled to compensation of up to
2.5 percent of the consideration received by the Company in such a transaction. Subject to certain limitations, in the case of a refloatation (i.e., listing or quotation of the Company's common stock on a recognized European stock exchange and, in the event the Company initially goes private, on the Nasdaq SmallCap or National Market System) then Rubicon is entitled to a fee of up to 2.5 percent of the undiluted market value of the Company's common stock calculated on a 20-day average stock price beginning on the five month anniversary of such refloatation.

         Notwithstanding the foregoing, no fee shall be payable to Rubicon in the event that the total consideration paid to the Company is less than $1.70 per outstanding common share of the Company, or its successor, on the date the fee is first required to be paid. The Company is obligated to pay Rubicon fees and expense reimbursements under this agreement. Rubicon has suggested that the scope of the financial advisory services agreement be substantially expanded.
The parties have discussed the proposed amendment. No agreements have been reached.

     In September 2000, the Company granted to an officer options to purchase 100,000 shares of common stock at an exercise price of $1.5625 per share vesting over a period of two years. In July 2000, the Company granted to an officer options to purchase 50,000 shares of common stock at an exercise price of $1.625 per share vesting over a period of two years. In June 2000, the Company granted to an officer options to purchase 100,000 shares of common stock at an exercise price of $1.125 per share vesting over a period of two years. In a meeting of the Board of Directors held on March 21, 2001, the terms of the options were modified to vest immediately.

     In December 2000, an employee of the Company exercised his option to return to the Company 23,333 warrants in exchange for a cash payment of $60,665, due in January 2001. The Company has not made this cash payment and, subsequent to March 31, 2001, it has reached a tentative agreement with that employee to issue common stock of the Company in settlement of the obligation.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Item 2. Management's Discussion and Analysis or Plan of  Operation

         The  following  discussion  and  analysis  provides  information  which management believes is relevant to an assessment and understanding of the Company's condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes and Management's Discussion and Analysis or Plan of Operation for the year ended December 31, 2000. Wherever in this discussion the term "Company" is used, it should be understood to refer to Specialized Health Products International, Inc. and its wholly owned subsidiaries, Specialized Health Products, Inc., Specialized Cooperative Corporation and Safety Syringe Corporation, on a consolidated basis, except where the context clearly indicates otherwise.

Overview

         The Company's principal business is the design, development, testing and evaluation, and marketing of its safety needle technologies and other safety medical products, the design and development of various molds and production processes and the generation of its broad intellectual property portfolio. The Company's proprietary safety technologies that have been developed help protect healthcare workers from exposure to contaminated needles.

         In accordance with accounting principles generally accepted in the U.S., the Company has expensed all past research and development costs and has incurred cumulative losses from operations since its inception. The Company's balance sheet does not reflect any value attributable to its intellectual property. To date, development expenditures have resulted in the ownership of in excess of 90 patent and patent applications worldwide and the creation of 18 different and unique safety needle technologies that have application to almost all medical needles used today, including: syringe, prefilled syringe, IV catheter, catheter introducers, winged needle sets for infusion and collection, phlebotomy devices, procedure, Huber needles, plasma apheresis sets, dialysis sets, blood donor sets, Seldinger needles, epidural and spinal needles, lancets, as well as additional specialty needle devices. Agreements are in place for 13 safety needle products with three leading global medical device companies:
Kendall, BD, and Merit. These three license agreements have generated in excess of $5,500,000 of pre-production payments and in excess of $2,800,000 in development fee payments to the Company. The agreements with Kendall and Merit are projected to generate further revenues from the sale of patents, development fees, advanced royalties and royalties based on product sales. The Kendall Agreement provides for additional development fees on projects developed at their request or in conjunction with their development efforts. Products are projected to begin entering the market in the third and fourth quarters of 2001. However, Company revenues under these arrangements is largely dependent on the launch and sale of product. The projected product launch dates are at the discretion of our strategic partners and there can be no assurance that products will be launched or that they will be launched when anticipated.

         The Company plans to continue its focus on the following four areas of activity in 2001: (1) the launch of safety needle products through its strategic partners on an exclusive basis, (2) the launch of an additional safety needle product on a non-exclusive basis through joint venturing and partnering with original equipment manufacturers, (3) the development of incremental revenues related to design and development agreements with licensing partners and (4) the generation of added revenues through the further development and licensing and joint venturing of additional products.

         Product Launches through Exclusive Partners. Safety needle product launches projected in 2001 include a Seldinger safety needle to be sold by Merit for use by interventional radiologists and cardiologists. By the end of 2001, the Company's safety syringe is expected to be ready to launch by Kendall. However, the project product launch dates are at the discretion of our strategic partners and there can be no assurance that product will be launched or that it will be launched when anticipated.

         Product Launch through Non-exclusive Partners. Based on the availability of financing, a Company safety Huber needle is expected to be launched in late 2001. This safety product is expected to be marketed by the Company on an original equipment manufacturer ("OEM") basis through several strategic partners on a non-exclusive basis. There can be no assurance, however, that adequate financing will be available or that the Huber product will be launched when anticipated or at all.

         Development Revenue. The Company expects to generate incremental revenue related to the design and development of products during 2001 on safety products that are already under agreement. In addition, the Company would anticipate supplemental development revenue related to potential agreements that could be negotiated during the year. There can be no assurance, however, that the Company will generate additional revenues relating to the design and development of products or that the Company will be successful in entering into additional revenue generating agreements.

         Additional Safety Needle Products. The Company is discussing with several medical products companies additional potential product licensing agreements. The Company is pursuing OEM and joint venture agreements to supply products to the specialty needle markets.

Financial Position

         The Company had $39,753 in cash as of March 31, 2001. This represents an increase of $29,158 from December 31, 2000. The increase in cash was largely attributable to the receipt of a $100,000 upfront license fee from Merit and $170,000 in funds received in the February Offering. Working capital (deficit) as of March 31, 2001 was ($1,551,929) as compared to ($1,240,617) at December 31, 2000. This decrease in working capital was primarily due to the increase in accounts payable and accrued liabilities.

Three Months Ended March 31, 2001 and 2000

         During the three months ended March 31, 2001, the Company had total revenues of $191,441, compared with total revenues of $202,268 for the three months ended March 31, 2000. During the three months ended March 31, 2001, the Company recognized $58,580 in development fees under the JJM Agreement, $52,829 under the Kendall Agreement, and $79,002 in technology fees under the agreements with Kendall and Merit.

         Research and development ("R&D") expenses were $375,355 for the three months ended March 31, 2001, compared with $185,340 for the comparable period of the prior year. The Company's R&D efforts during the three-month period ended March 31, 2001, focused on development of several additional products utilizing the Company's medical safety needle technologies, including projects that the Company plans to take into the marketplace on an OEM arrangement. The Company's R&D efforts during the three-month period ended March 31, 2000, focused primarily on the development of the products under the JJM agreement. A decrease in cost of revenues as compared to the prior period is due to JJM taking in house the majority of the R&D work the Company had been performing.

         Selling, general and administrative expenses were $458,253 for the three months ended March 31, 2001, compared with $372,536 for the comparable period of the prior year. The increase in the three-month period ended March 31, 2001, resulted mainly from increases in financial advisory fees, and professional fees (accounting and legal) related to the February Offering and other financing issues, and from the amortization of deferred compensation expenses ($62,798) related to the extension of Series D warrants.

         Interest and other income was $9,518 for the three months ended March 31, 2001, compared with $1,373 for the comparable period of the prior year. The increase resulted primarily from increased interest earned on funds on deposit. Interest expense of $17,694 was incurred for the three months ended March 31, 2001, compared with no interest expense for the comparable period from the prior year. The interest expense was due to interest that accrued on the notes payable and the amounts payable to an employee.

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of equity securities, advanced royalties, development fees, technology and license fees and proceeds from the exercise of common stock options. The Company has generated $16,454,532 in net proceeds through private placements of equity and exercise of common stock options from inception through March 31, 2001. The Company used net cash of $216,669 for operating activities during the three months ended March 31, 2001. As of March 31, 2001, the Company's current liabilities totaled $1,667,242 and the Company had a working capital (deficit) of ($1,551,929).

         The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches for new safety needle products and the level of sales. As of March 31, 2001, the Company had accounts payable and accrued liabilities totaling $751,234, current portion of deferred revenue of $316,008, and short-term debt of $600,000. Subsequent to March 31, 2001, the short term debt has been either retired or converted to equity and accounts payable and accrued liabilities have been reduced using funds from the April Offering. On April 11, 2001, the Company issued a purchase order for production molds for an OEM product. The total amount of the purchase order commitment is $61,607. At March 31, 2001, the Company had not committed to spend any material additional funds on capital expenditures. The Company believes that funds received in the April Offering and development fees from Kendall will be sufficient to maintain operations through June 30, 2001. The Company estimates that it will need to raise at least $2,500,000 in additional funds in 2001 to execute its business plan. The Company has no contractual arrangements that guarantee that the Company will have adequate funding during 2001 and there can be no assurance that additional funding will be available on commercially reasonable terms or at all. Any inability to obtain additional funding if needed will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

         From time to time the Company is presented with new opportunities to design, develop, acquire or manufacture safety medical devices. In the event such opportunities arise, management and the Board of Directors could determine that the pursuit of such opportunities is in the best interest of the Company and its stockholders and may attempt to raise funding through the sale of securities for these purposes. The Company will also continue to pursue new arrangements with strategic partners which could generate additional development or licensing fees. There are no contractual arrangements in place that would provide for additional funding and there can be no assurance that the Company will be able to obtain additional funding if appropriate on commercially reasonable terms or at all.

         In November and December 2000, the Company offered and sold unsecured convertible promissory notes in the principal amount of $600,000 to five accredited and sophisticated investors. Principal and interest was due and payable in a single balloon payment on March 31, 2001. The notes bear interest at the rate of 10% per annum beginning on January 1, 2001 through the maturity date. Prior to January 1, 2001, the notes were non-interest bearing. The notes were convertible, at the sole election of the note holders, into the Company's $.02 par value common stock at a conversion rate of $1 per share on or before December 31, 2000 into common stock and warrants. No note holders elected to convert prior to December 31, 2000.

         In December 2000, the Company filed a registration statement related to the resale of the common stock underlying the Series D warrants which became effective on January 12, 2001. A prior registration statement relating to the resale of the common stock underlying the Series D warrants had previously expired. The Series D warrants are exercisable for a period of two years from the effective date of a registration statement, which period was to be extended day-for-day for any time that a prospectus meeting the requirements of the Securities Act of 1933 was not available. The Company offered the Series D warrant holders a reduced exercise price, allowing their exercise at $1.00 per share rather than $2.00 per share, to encourage warrant holders to exercise their Series D warrants during the period of the reduced price offer, which ended January 13, 2001. Those warrant holders who exercised some of their warrants, but not all of them, were allowed to extend the exercise period of an equal number, up to the total warrants exercised, until June 30, 2001. Of the 3,609,787 Series D warrants outstanding, 76,694 were exercised. The exercise dates of 6,921 warrants were extended until June 30, 2001. The remaining 3,526,172 Series D warrants have expired.

         In February 2001, the Company raised $170,000 through the private offer and sale of common stock and Series F warrants (the "February Offering"). The February Offering was closed in April 2001. In the February Offering the Company sold units at $20,000 per unit. Each unit was comprised of 20,000 shares of the Company's common stock and Series F warrants to purchase an additional 20,000 shares of the Company's common stock at an exercise price of $1.50 per share. The Series F Warrants are exercisable through February 28, 2002. The February Offering investors were also given the following antidilutive rights:

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

         Upon the occurrence of an Equity Financing where a Conversion Privilege exists, the Company was to send notice to February Offering investors who may exercise a Conversion Privilege ("Offering Investors") at the addresses set forth on the Company's stockholder records by first class U.S. mail. Offering Investors have fourteen days after the date of such notice to elect to exercise their Conversion Privilege by notifying the Company in writing during said 14-day period of their election to exercise the Conversion Privilege and returning the Offering Investor's common stock and Series F warrants received in the February Offering to the Company for cancellation. Any investors not electing to exercise their Conversion Privilege as described above within said 14-day period lose the right to exercise the Conversion Privilege.

         In April 2001, the Company raised $1,420,000 through the private sale of common stock and Series G warrants (the "April Offering") to accredited and sophisticated investors. The April Offering closed on May 4, 2001. In the April Offering the Company sold units at $20,000 per unit. Each unit was comprised of 40,000 shares of the Company's common stock and Series G warrants to purchase an additional 40,000 shares of the Company's common stock at an exercise price of $0.75 per share. The Series G warrants will expire with respect to one-fifth of the shares initially issuable upon exercise of the Series G warrants on each of the following dates: April 30, 2002; April 30, 2003; April 30, 2004; April 30, 2005; and, April 30, 2006.

         In the April Offering, subscribers were allowed to pay the subscription price in cash or through the cancellation of amounts owed on promissory notes and short term loan obligations and investors in the April Offering were given the Conversion Privilege. As an additional condition of certain investors who invested in the April Offering, the Company agreed to give investors who acquired common stock upon the exercise of Series D warrants the option to submit the shares and related Series D warrants that they received to the Company (such shares and warrants are sometimes hereinafter referred to as the "Series D Securities") for cancellation and receive a number of securities in the April Offering that such investor would have received had the exercise price of the Series D warrants been invested in the April Offering rather than paid as part of the exercise price for the Series D warrants.

         As a result, (i) holders of the outstanding notes in the principal amount of $600,000 were given the option to pay part or all of the purchase price of securities in the April Offering in exchange for the cancellation of all or part of the amounts owing under notes in the principal amount of $600,000, (ii) the holder of a $75,000 demand loan was given the option to pay part or all of the purchase price of securities in the April Offering in exchange for the cancellation amounts owing under the demand loan, (iii) the Series D Securities holders had the opportunity to roll the amounts invested into the April Offering by tendering the Series D Securities they previously acquired to the Company for cancellation in exchange for a number of securities that such investor would have received had the exercise price of the Series D warrants been invested directly in the April Offering rather than paid in connection with the exercise of Series D warrants, and (iv) investors who invested $170,000 in the February Offering had the option to roll the amounts invested in the February Offering into the April Offering pursuant to the Conversion Privilege by tendering the securities they previously acquired in the February Offering to the Company for cancellation in exchange for a number of securities in the April Offering that such investor would have received had purchase price of the securities acquired in the February Offering been invested directly in the April Offering.

         As of May 10, 2001, two investors holding promissory notes totaling $150,000, investors holding $76,694 in Series D Securities and investors holding $170,533 in the February Offering elected to cancel those securities in exchange for securities offered in the April Offering as described above. This will result in the Company issuing 397,227 additional shares of common stock and an equivalent number of Series G warrants. The Company used a portion of the proceeds from the April Offering pay off the remaining outstanding promissory notes in the principal amount of $450,000 and related interest and the $75,000 demand loan obligation and related interest.

         In addition to the forgoing, investors demanded and the Company agreed to grant rights to provide future funding to the Company on the terms and conditions outlined below. In the event that a funding group (i.e., group of investors who invested in the Company through the same underwriter or finder or who otherwise agree to act together) (i) invested at least $300,000 in the April Offering and (ii) where less than an aggregate of $300,000 in cash funding is provided in the April Offering by investors who are not part of the same funding group, then the Company is obligated to offer Subsequent Units (as defined below) to such funding group (or their accredited and sophisticated nominees) on a pro rata basis. If the foregoing conditions were not met, then the Company did not have the obligations to offer and the no funding group had the right to acquire any Subsequent Units. In the April Offering substantially all of the $1,420,000 was invested by a single funding group (the "Funding Group").

         Members of the Funding Group (or their accredited and sophisticated nominees) now have the right to acquire Subsequent Units ("Subsequent Unit Investors") at the price of $20,000 per Subsequent Unit. Each Subsequent Unit consists of (i) a number of shares of the Company's common stock equal to 20,000 divided by a denominator equal to 95% of the average closing bid price of the Company's common stock as quoted on the Nasdaq Stock Market System or reported on the NASD's OTC Bulletin Board during the 10 trading days preceding the purchase date, subject to a maximum denominator of $1.00, (the "Subsequent Unit Shares") and (ii) Series H Warrants to purchase the number of shares of common stock equal to the number of Subsequent Unit Shares acquired as part of the same Subsequent Unit at an exercise price equal to one hundred fifty percent (150%) of the average closing bid price of the Company's common stock as quoted on the Nasdaq Stock Market System or reported on the NASD's OTC Bulletin Board during the 10 trading days preceding the purchase date. Notwithstanding the foregoing, if the denominator referenced in clause "(i)" of the prior sentence is less than $.50 then the Company will have no obligation to sell Subsequent Units during such time period(s) unless the Subsequent Unit Investors agree to use $.50 in the denominator during such time period(s) rather than then the denominator rendered by the formula set forth in clause "(i)".

         The Series H Warrants will expire with respect to one-fifth of the shares initially issuable upon exercise of the Series H Warrants on each of the following dates: April 30, 2002; April 30, 2003; April 30, 2004; April 30,
2005;and, April 30, 2006. The Series H Warrants shall otherwise be in substantially the same form as the Company's Series G Warrants.

         The sale of said Subsequent Units is subject to the Company providing to the Subsequent Unit Investors such information, presentations, disclosure documents and subscription agreements as the Company deems reasonably necessary or desirable. Subsequent Unit Investors will be granted demand registration rights on terms and conditions to be negotiated.

         If there are not Subsequent Unit Investors (including their nominees) who are able and willing to purchase at least $1,000,000 in Subsequent Units during the first week of each annual quarterly period beginning on June 1, 2001, then from such annual quarterly period and thereafter the Company will have no further obligation to sell Subsequent Units. The Company will have no obligation to sell Subsequent Units after June 30, 2002.

         In addition to the foregoing, after the first sale of Subsequent Units and until June 30, 2002, the After the first sale of Subsequent Units, the Company will retain a reputable financial advisor to Notwithstanding any other provision described under the Company will not be obligated to take funds from any investor, to enter into a finder's agreement or to appoint any Subsequent Unit Investor nominee to the Board of Directors if (i) it is reasonably determined in good faith by the Company's Board of Directors that the Investor, finder or Board nominee in question is likely to have a harmful effect on the Company's prospects or (ii) such Investor(s) (including its affiliates), finder(s) (including its affiliates) or Board nominee has engaged in conduct that would require disclosure under Item 401 of Regulation S-K if such conduct was engaged in by a director of a reporting company.

         There can be no assurance that Subsequent Unit Investors will acquire Subsequent Units. In the event that Subsequent Units are acquired it could result in substantial dilution in the net tangible book value per common share.

         In connection with the adoption of the Company's financing plan or strategy, the Company was threatened with lawsuits by a number of different stockholders if the Company did not pursue suggested financing plans or strategies. The stockholder proposals, in some cases, are mutually exclusive. Given recent stockholder communications, there can be no assurance that some stockholders will not challenge any given financing plan or strategy adopted by the Company. Stockholder litigation may be expensive and, if it occurs, could divert Company resources from other planned uses. Such litigation could have a material adverse effect on the Company.

         As of May 10, 2001, the Company had 6,921 Series D warrants exercisable for the same number of shares of common stock of the Company at $1.50 per share and 750,000 other warrants (the "SHPI Warrants") outstanding which are exercisable for the same number of shares of common stock of the Company at $2.00 per share. The Series D warrants expire on June 30, 2001. The SHPI Warrants expire on June 30, 2001 (500,000 warrants) and December 31, 2002 (250,000 warrants). The exercise of all the warrants would result in an equity infusion to the Company of $1,510,382. As of May 10, 2001, all of the warrants are out of the money and there can be no assurance that any warrants will ever be exercised.

         As of May 10, 2001, the Company had granted stock options that are currently exercisable for 1,829,000 shares of common stock at exercise prices ranging between $1.00 and $2.625 per share. The exercise of all of such stock options would result in an equity infusion to the Company of $3,023,886. All of the stock options are out of the money and there can be no assurance that any of the stock options will be exercised.

License Agreements

         In January 2001, the Company and Merit entered into a License Agreement relating to the production of safety needle devices for angiographic guidewire introducers. Merit is a worldwide leader in interventional cardiology and radiology needles. The Company received an upfront license fee payment of $100,000 in January 2001, which is being recognized by the Company over five years, the estimated life of the Agreement. The Agreement provides that the Company will receive ongoing royalties, including minimum royalty payments beginning in 2002. All product introductions are scheduled and controlled by Merit.

         In November 1999, the Company and Kendall entered into the Kendall Agreement relating to one application of the Company's needle technology in the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The effective date of the Kendall Agreement was subject to certain approvals that were obtained on March 29, 2000. On April 12, 2000, the Company received a $1,500,000 payment less $35,044 representing the Company's share of certain patent filing costs. The Company will also receive an additional $1,000,000 upon the sale of commercial quantities of products (as defined in the agreement) or 30 months from the effective date of the agreement, whichever comes first. These payments, totaling approximately $2,500,000, are in exchange for the Company assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related patents. The assignment of the patent rights to Kendall is subject to a preexisting license agreement and the retention by the Company of an exclusive, royalty free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for the Company to receive development fees and ongoing royalties, including minimum royalty payments totaling $2,500,000 during the period commencing upon sale of commercial quantities of products and the third anniversary thereof. Kendall has the right to cancel its unaccrued obligations under the Kendall agreement upon 15 days written notice in which event the patents that are the subject of the Kendall Agreement will be assigned back to the Company. It is anticipated that Kendall will manufacture all products that are subject to the Kendall Agreement. All product introductions are scheduled and controlled by Kendall and there can be no assurance that the Company will receive any future revenues under this Agreement.

         In December 1997, the Company entered into a Development and License Agreement with JJM, which recently merged into Ethicon Endo-Surgery, Inc., a Johnson & Johnson company, to commercialize two applications of the Company's safety needle technologies. The JJM Agreement provided that the Company and JJM would seek to commercialize two products using the Company's safety medical needle technologies. On April 3, 2001, the Company received notice from Ethicon Endo-Surgery, Inc. that the JJM Development and License Agreement was being terminated pursuant to a contract provision that provided for termination upon 90 days notice. Ethicon Endo-Surgery, Inc. stated that higher gross profit returns had been imposed on all divisions' products and, as the higher returns could not be achieved, Ethicon had made the decision not to enter the blood collection market. The Company subsequently negotiated an effective termination date of April 17, 2001, thereby enabling the Company to begin negotiation with potential new partners for the blood collection devices that were the subject of the JJM agreement. While those discussions are progressing favorably, there can be no assurance that the Company will successfully consummate an agreement with respect to these products.

         In May 1997, the Company entered into an agreement with BD relating to a single application of the Company's ExtreSafe(R) safety needle technology. Pursuant to the terms of the BD License Agreement, BD made payments of $4,000,000 to the Company. BD has exclusivity related minimum royalty obligations to the Company beginning in 2004.

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

Forward-Looking Statements

         When used in this Form 10-QSB, in filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities

Litigation Reform Act of 1995. Forward-looking statements specifically include, but are not limited to, launch dates for licensed products; dates upon which royalty payments will be received by the Company, the generation of royalty revenues from our licensees; acceptance of safety products by health care professionals; plans to rely on our joint venture partners to pursue commercialization of licensed products; expectations regarding the ability of the Company's products to compete with the products of its competitors; acceptance of Company products by the marketplace as cost effective; factors affecting the ability of licensees to sell licensed products; sufficiency of available resources to fund operations; plans regarding the raising of capital; the size of the market for safety products; plans regarding sales and marketing; strategic business initiatives; intentions regarding dividends and the launch dates of our licensed products.

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for Company products or for safety products generally, a determination of one or more licensees to focus their marketing efforts on products other than those licensed from the Company; the inability to license or enter into joint venture or similar arrangements regarding Company products that are not being commercialized, competitive products and pricing, delays in introduction of products licensed by the Company due to manufacturing difficulties or other factors; difficulties in product development, commercialization and technology, changes in the regulation of safety healthcare products, a failure to timely obtain FDA or other necessary approval to sell future products and other risks. See "Item 6 -Risk Factors" in the Company's Annual Report on Form 10-KSB as of and for the period ended December 31, 2000 for additional discussion and disclosure. If and when product sales commence, sales may not reach the levels anticipated. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                (REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

         None.

Item 2. Changes in Securities.

         In December 2000, the Company filed a registration statement related to the resale of the common stock underlying the Series D warrants which became effective on January 12, 2001. A prior registration statement relating to the resale of the common stock underlying the Series D warrants had previously expired. The Series D warrants are exercisable for a period of two years from the effective date of a registration statement, which period was to be extended day-for-day for any time that a prospectus meeting the requirements of the Securities Act of 1933 was not available. The Company offered the Series D warrant holders a reduced exercise price, allowing their exercise at $1.00 per share rather than $2.00 per share, to encourage warrant holders to exercise their Series D warrants during the period of the reduced price offer, which ended January 13, 2001. Those warrant holders who exercised some of their warrants, but not all of them, were allowed to extend the exercise period of an equal number, up to the total warrants exercised, until June 30, 2001. Of the 3,609,787 Series D warrants outstanding, 76,694 were exercised. The exercise dates of 6,921 warrants were extended until June 30, 2001. The remaining 3,526,172 Series D warrants have expired. The common stock issued upon exercise of the Series D warrants was exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulations D and S as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with the February Offering.

         In February and March 2001, the Company raised $170,533 through the private offer and sale of units (the "February Offering") to a limited number of accredited and sophisticated investors who are domiciled outside the United States. The February Offering was closed in April 2001. In the February Offering the Company sold units at $20,000 per unit. Each unit was comprised of 20,000 shares of the Company's common stock and Series F warrants to purchase an additional 20,000 shares of the Company's common stock at an exercise price of $1.50 per share. The Series F Warrants are exercisable through February 28, 2002. The securities sold in the February Offering were exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulations D and S as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with the February Offering.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Securityholders.

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

         None.

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

10.1 Employment Agreement with David A. Robinson (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-KSB, dated December 31, 2000).

10.2 Employment Agreement with Dr. Donald E. Solomon (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB, dated December 31, 2000).

10.3 Employment Agreement with Paul S. Evans (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB, dated December 31, 2000).

10.4 Form of Indemnity Agreement with Executive Officers and Directors (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB, dated December 31, 2000).

10.5              License  Agreement  between  SHP  and  Becton,  Dickinson  and
                  Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Fork 8-K, dated June 4, 1997)

10.6 Development and License Agreement, effective date of March 29, 2000, by and among Safety Syringe Corporation, a wholly owned subsidiary of the Company and The Kendall Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated March 29, 2000)

10.7 License Agreement by and among Merit Medical Systems, Inc. and Safety Syringe Corporation (Incorporated by reference to
                  Exhibit 10.7 of the Company's Form 10-KSB,  dated December 31,
                  2000).

10.8 Specialized Health Products International, Inc. 1998 Stock Option Plan (Incorporated by reference to Appendix A to the Company's Amended Proxy Statement filed October 1, 1998)

10.8 Specialized Health Products International, Inc. 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB, dated June 30,
                  2000).

10.9 Letter Agreement between SHPI and Rubicon International Limited dated February 8, 2000 (Incorporated by reference to
                  Exhibit 10.9 of the Company's Form 10-KSB,  dated December 31,
                  2000).

10.10 Amendment No. 1 to Letter Agreement between SHPI and Rubicon International Limited dated December 15, 2000 (Incorporated by reference to Exhibit 10.10 of the Company's Form 10-KSB, dated December 31, 2000).

10.11             Form of Series F Warrants

10.12             Form of Series G Warrants


         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.


Date: 5/15/01                  By   /s/ David A. Robinson
                                   -----------------------------------------
                                   David A. Robinson
                                   President, Chief Executive Officer, Director

Date: 5/15/01                  By   /s/ Keith L. Merrell
                                   -----------------------------------------
                                   Keith L. Merrell
                                   Chief Financial Officer