Form 10QSB
period 2001-06-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2001-08-14
CIK 790228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2001

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

                                 [X] Yes [ ] No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                         Outstanding as of August 10, 2001
   Common Stock, $.02 par value                      16,178,841 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets
           As of June 30, 2001 and December 31, 2000                       3

         Condensed Consolidated Statements of Operations
           For the three months ended June 30, 2001 and June 30, 2000
           and the period from inception to June 30, 2001                  4

         Condensed Consolidated Statements of Operations
           For the six months ended June 30, 2001 and June 30, 2000
           and the period from inception to June 30, 2001                  5

         Condensed Consolidated Statements of Cash Flows
           For the six months ended June 30, 2001 and June 30, 2000
           and the period from inception to June 30, 2001                  6

         Notes to Condensed Consolidated Financial Statements              7

Item 2:  Management's Discussion and Analysis or Plan of Operation        13


                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                22

Item 2:  Changes in Securities                                            22

Item 3:  Defaults upon Senior Securities                                  22

Item 4:  Submission of Matters to a Vote of Securityholders               22

Item 5:  Other Information                                                22

Item 6:  Exhibits and Reports on Form 8-K                                 22

Signatures                                                                24

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      (A Company in the Development Stage)
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)

         ASSETS                                                                June 30,             December 31,
                                                                                 2001                   2000
                                                                           ------------------    -------------------
CURRENT ASSETS:
   Cash                                                                    $         10,702      $         10,595
   Accounts receivable                                                               50,614                94,545
   Prepaid expenses and other                                                        19,575                14,201
                                                                           ------------------    -------------------
     Total current assets                                                            80,891               119,341
                                                                           ------------------    -------------------

PROPERTY AND EQUIPMENT:
   Manufacturing molds                                                              474,633               474,633
   Computer equipment and software                                                  403,426               403,426
   Research and development machinery and equipment                                 294,060               291,738
   Office furnishings and fixtures                                                  171,083               171,083
   Leasehold improvements                                                           134,870               134,870
   Automated assembly equipment                                                      71,300                71,300
   Manufacturing equipment                                                           25,653                25,653
                                                                           ------------------    -------------------
                                                                                  1,575,025             1,572,703
   Less accumulated depreciation and amortization                                (1,268,915)           (1,156,200)
                                                                           ------------------    -------------------
     Net property and equipment                                                     306,110               416,503
                                                                           ------------------    -------------------

OTHER ASSETS                                                                         27,000                27,000
                                                                           ------------------    -------------------
                                                                           $        414,001      $        562,844
                                                                           ==================    ===================

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                        $        149,731      $        130,607
   Accrued liabilities                                                              413,626               333,347
   Notes payable                                                                        -                 600,000
   Deferred revenue                                                                 316,004               296,004
                                                                           ------------------    -------------------
     Total current liabilities                                                      879,361             1,359,958

DEFERRED REVENUE, NET OF CURRENT PORTION                                            903,989               981,993

UNAMORTIZED RENT                                                                     39,616                42,148
                                                                           ------------------    -------------------
     Total liabilities                                                             1,822,966             2,384,099
                                                                           ------------------    -------------------

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value; 5,000,000 shares authorized,
     no shares outstanding                                                               -                     -
   Common stock, $.02 par value; 50,000,000 shares authorized,
     16,178,841 and 12,449,440 shares outstanding, respectively                     323,577               248,989
   Additional paid-in capital                                                    18,194,559            15,364,061
   Warrants to purchase common stock                                                803,441             1,954,452
   Advances to stockholders                                                          (5,601)               (2,801)
   Deferred compensation expense                                                    (13,514)             (140,453)
   Deficit accumulated during the development stage                             (20,711,427)          (19,245,503)
                                                                           ------------------    -------------------
     Total stockholders' deficit                                                 (1,408,965)           (1,821,255)
                                                                           ------------------    -------------------
                                                                           $        414,001      $        562,844
                                                                           ==================    ===================

                      See accompanying notes to condensed consolidated financial statements.

                                                         3

                       SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                     (A Company in the Development Stage)
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)


                                                                   Three Months Ended                   Period from
                                                        -----------------------------------------       Inception to
                                                            June 30,               June 30,               June 30,
                                                              2001                   2000                   2001
                                                        ------------------    -------------------    -------------------
REVENUES:
   Technology fees and licensing revenues               $         78,034      $          74,000      $       4,129,039
   Development fees and related services                          46,845                 70,913              2,991,694
   Net product sales                                                  -                    -                   748,228
                                                        ------------------    -------------------    -------------------
     Total revenues                                              124,879                144,913              7,868,961
                                                        ------------------    -------------------    -------------------

COST OF REVENUES:
   Cost of development fees and related services                  35,693                 48,500              2,101,620
   Cost of product sales                                              -                      -                 536,002
                                                        ------------------    -------------------    -------------------
     Total cost of revenues                                       35,693                 48,500              2,637,622
                                                        ------------------    -------------------    -------------------

     Gross margin                                                 89,186                 96,413              5,231,339
                                                        ------------------    -------------------    -------------------

OPERATING EXPENSES:
   Selling, general and administrative                           404,352                604,811             17,532,650
   Research and development                                      451,375                276,907              7,653,854
   Loss on disposal of assets, net                                    -                      -               1,286,688
                                                        ------------------    -------------------    -------------------
                                                                 855,727                881,718             26,473,192
     Total operating expenses
                                                        ------------------    -------------------    -------------------
LOSS FROM OPERATIONS                                            (766,541)              (785,305)           (21,241,853)
                                                        ------------------    -------------------    -------------------

OTHER INCOME (EXPENSE):
   Interest income                                                 3,266                 13,351                554,289
   Interest expense                                              (14,700)                    -                 (56,052)
   Other income                                                       -                   4,831                 60,358
                                                        ------------------    -------------------    -------------------

     Total other income (expense), net                           (11,434)                18,182                558,595
                                                        ------------------    -------------------    -------------------

NET LOSS                                                        (777,975)              (767,123)           (20,683,258)

LESS PREFERENCE STOCK DIVIDENDS                                       -                      -                 (28,169)
                                                        ------------------    -------------------    -------------------

NET LOSS APPLICABLE TO COMMON SHARES                    $       (777,975)     $        (767,123)     $     (20,711,427)
                                                        ================      =================      =================

BASIC AND DILUTED NET LOSS PER COMMON SHARE             $           (.05)     $            (.06)
                                                        ================      =================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                  14,415,049             12,366,972
                                                        ================      =================

                          See accompanying notes to condensed consolidated financial statements.

                                                               4

                       SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      (A Company in the Development Stage)
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                    Six Months Ended                     Period from
                                                        -----------------------------------------        Inception to
                                                            June 30,               June 30,                June 30,
                                                              2001                   2000                   2001
                                                        ------------------    -------------------    -------------------
REVENUES:
   Technology fees and licensing revenues               $        159,284      $          89,489      $       4,129,039
   Development fees and related services                         157,036                257,693              2,991,694
   Net product sales                                                -                      -                   748,228
                                                        ------------------    -------------------    -------------------
     Total revenues                                              316,320                347,182              7,868,961
                                                        ------------------    -------------------    -------------------

COST OF REVENUES:
   Cost of development fees and related services                  71,957                197,291              2,101,620
   Cost of product sales                                              -                      -                 536,002
                                                        ------------------    -------------------    -------------------
     Total cost of revenues                                       71,957                197,291              2,637,622
                                                        ------------------    -------------------    -------------------

     Gross margin                                                244,363                149,891              5,231,339
                                                        ------------------    -------------------    -------------------

OPERATING EXPENSES:
   Selling, general and administrative                           858,175                995,530             17,532,650
   Research and development                                      831,160                444,065              7,653,854
   Loss on disposal of assets, net                                    -                      -               1,286,688
                                                        ------------------    -------------------    -------------------
     Total operating expenses                                  1,689,335              1,439,595             26,473,192
                                                        ------------------    -------------------    -------------------

LOSS FROM OPERATIONS                                          (1,444,972)            (1,289,704)           (21,241,853)
                                                        ------------------    -------------------    -------------------

OTHER INCOME (EXPENSE):
   Interest income                                                11,442                 14,078                554,289
   Interest expense                                              (32,394)                    -                 (56,052)
   Other income                                                       -                   5,477                 60,358
                                                        ------------------    -------------------    -------------------
     Total other income (expense), net                           (20,952)                19,555                558,595
                                                        ------------------    -------------------    -------------------

NET LOSS                                                      (1,465,924)            (1,270,149)           (20,683,258)

LESS PREFERENCE STOCK DIVIDENDS                                       -                      -                 (28,169)
                                                        ------------------    -------------------    -------------------

NET LOSS APPLICABLE TO COMMON SHARES                    $     (1,465,924)     $      (1,270,149)     $     (20,711,427)
                                                        ================      =================      =================

BASIC AND DILUTED NET LOSS PER COMMON SHARE             $           (.11)     $            (.10)
                                                        ================      =================
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                  13,470,396             12,358,913
                                                        ================      =================

                          See accompanying notes to condensed consolidated financial statements.

                                                           5

                            SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                          (A Company in the Development Stage)
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)


                                                                         Six Months Ended                Period from
                                                               -----------------------------------       Inception to
                                                                   June 30,            June 30,            June 30,
                                                                     2001                2000                2001
                                                               ---------------      --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $    (1,465,924)     $   (1,270,149)    $   (20,683,258)
   Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
     Depreciation and amortization                                     112,715             165,788           1,804,193
     Allowance for doubtful accounts receivable                             -                   -              125,800
     Common stock issued for consulting services                            -               28,125             300,160
     Common stock options issued for consulting services                    -                8,337             654,880
     Compensation expense for warrants and note payable                  6,736                  -               89,336
     Amortization of deferred compensation expense                     126,939                  -              126,939
     Loss on disposition of assets, net                                     -                   -            1,287,979
     Changes in operating assets and liabilities:
       Accounts receivable                                              43,931             131,073             (50,614)
       Prepaid expenses and other                                       (5,374)             19,122             (19,575)
       Amounts due from related parties                                     -                3,145              (5,601)
       Other assets                                                         -                   -              (27,000)
       Accounts payable                                                 19,124             105,254             149,731
       Accrued liabilities                                             149,391               1,717             413,626
       Other liabilities                                                (2,532)                570              39,616
       Deferred revenue                                                (58,004)          1,426,000           1,219,993
                                                               ---------------      --------------     ---------------
          Net cash provided by (used in)
            operating activities                                    (1,072,998)            618,982         (14,573,795)
                                                               ---------------      --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (2,322)             (8,169)         (2,948,652)
   Purchase of patents and technology                                       -                   -             (356,146)
   Proceeds from the disposition of assets                                  -                   -                6,517
                                                               ---------------      --------------     ---------------
         Net cash used in investing activities                          (2,322)             (8,169)         (3,298,281)
                                                               ---------------      --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable, net                                    (450,000)                 -                   -
   Proceeds from issuance of common stock, net                       1,528,227                  -           14,173,048
   Proceeds from issuance of common stock warrants                          -                   -            1,777,952
   Proceeds from collection of stock subscriptions                          -                   -              413,700
   Proceeds from issuance of preferred stock                                -                   -            1,164,001
   Proceeds from issuance of redeemable preference stock                    -                   -              240,000
   Payments on redeemable preference stock and dividends                    -                   -             (268,169)
   Net change on stockholder loans                                     (2,800)                  -              382,246
                                                               ---------------      --------------     ---------------
         Net cash provided by financing activities                   1,075,427                  -           17,882,778
                                                               ---------------      --------------     ---------------
                                                                                           610,813
NET INCREASE IN CASH                                                       107                                  10,702

CASH AT BEGINNING OF PERIOD                                             10,595             180,425                  -
                                                               ---------------      --------------     ---------------

CASH AT END OF PERIOD                                          $        10,702      $      791,238     $        10,702
                                                               ===============      ==============     ===============

                        See accompanying notes to condensed consolidated financial statements.

                                                         6

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-KSB. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the operating results that may result for the year ending December 31, 2001. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its December 31, 2000 Annual Report on Form 10-KSB.

(2)  Basic and Diluted Net Loss Per Common Share

         As a result of the Company incurring net losses for the three and six month periods ended June 30, 2001 and 2000, both basic and diluted net loss per share for the periods are based on the weighted average number of common shares outstanding. Stock options and warrants prior to conversion are not included in the calculation of diluted net loss per common share for the periods because their inclusion would be antidilutive, thereby reducing the net loss per common share. The Company has common stock options and warrants at exercise prices ranging from $0.75 to $2.625 per share outstanding at June 30, 2001 that, if exercised, would result in the issuance of an additional 6,478,204 shares of common stock.

(3)  Reclassifications

         Certain reclassifications have been made to the June 30, 2000 period's condensed consolidated financial statements to conform to the June 30, 2001 period's presentation.

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

The Kendall Company

         In November 1999, the Company and The Kendall Company, a division of Tyco Healthcare Group LP, ("Kendall") entered into a Development and License Agreement (the "Kendall Agreement") relating to one application of the Company's needle technology in the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective March 29, 2000 upon obtaining the required approvals of Kendall and the Company. In April 2000, the Company received $1,500,000, less $35,044 representing the Company's share of certain patent filing costs, under the Kendall Agreement and will receive an additional $1,000,000 thirty months from the effective date of the contract or upon the sale of commercial quantities of products, whichever occurs first, in exchange for the Company assigning to Kendall the FlexLoc(r) and ReLoc(T) trademarks and two related patents for one technology. The assignment of the patent rights to Kendall is subject to a preexisting license agreement and the retention by the Company of an exclusive, royalty-free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for the Company to receive development fees and ongoing royalties, including a $500,000 advance royalty payment thirty months from the effective date of the contract or upon the sale of commercial quantities of products, whichever occurs first. It is anticipated that Kendall will manufacture all products that are subject to the Kendall Agreement. There is no assurance that products will be launched as anticipated or that the Company will realize future revenues from the Kendall Agreement.

Becton Dickinson and Company

         In May 1997, the Company entered into an exclusive license agreement with BD Infusion Therapy Division ("BD") relating to a single application of the Company's ExtreSafe(r) safety needle withdrawal technology. Pursuant to the terms of the agreement, BD paid $4,000,000 to the Company of which $3,750,000 was for advanced royalties for sales of product and $250,000 was for a product development fee. In June 1999, BD and the Company amended the license agreement. The amendment provided that the $3,750,000 previously paid by BD to the Company will not be credited against future earned royalties and the Company will have no further obligation of any kind to BD with respect to these payments. Accordingly, the $3,750,000 of deferred royalty revenue was recognized as revenue during 1999. The Company will not be manufacturing product in connection with the license agreement. BD has exclusivity related minimum royalty obligations to the Company beginning in 2004. BD has indicated that it is unsure if or when product will be introduced and sold in the market under this agreement. BD has been unwilling to provide the Company with current information regarding the status of this product.

Johnson and Johnson Medical, Inc.

         In December 1997, the Company entered into a Development and License Agreement with Johnson & Johnson Medical, Inc. ("JJM"), which recently merged into Ethicon Endo-Surgery, Inc., a Johnson & Johnson company, to commercialize two applications of the Company's safety needle technologies. The JJM Agreement provided that the Company and JJM would seek to commercialize two products using the Company's safety medical needle technologies. On April 3, 2001, the Company received notice from Ethicon Endo-Surgery, Inc. that the JJM Development and License Agreement was being terminated pursuant to a contract provision that provided for termination upon 90 days notice. Ethicon Endo-Surgery, Inc. stated that higher gross profit returns had been imposed on all divisions' products and, as the higher returns could not be achieved, Ethicon therefore made the decision not to enter the blood collection market. The Company subsequently negotiated an effective termination date of April 17, 2001, thereby enabling the Company to begin negotiation with potential new partners for the blood collection devices that were the subject of the JJM agreement. While those discussions are progressing favorably, there can be no assurance that the Company will successfully consummate an agreement with respect to these products.

(5) Contingencies

Litigation

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

(6) Capital Transactions

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

         In the April Offering, subscribers were allowed to pay the subscription price in cash or through the cancellation of amounts owed on certain outstanding promissory notes and short term loan obligations. In addition, investors who subscribed to acquire Company securities in a private offering in February 2001 (the "February Offering") had the right pursuant to its terms to exchange the securities received in the February Offering for the securities in the April Offering. As an additional condition of certain investors who invested in the April Offering, the Company agreed to give investors who acquired common stock in 2001 upon the exercise of Series D warrants the option to submit the shares and related Series D warrants to the Company (such shares and warrants are sometimes hereinafter referred to as the "Series D Securities") in exchange for terms offered in the April Offering.

         As a result, (i) holders of the outstanding notes in the principal amount of $600,000 were given the option to pay part or all of the purchase price of securities in the April Offering in exchange for the cancellation of all or part of the amounts owing under notes in the principal amount of $600,000, (ii) the holder of a $75,000 demand loan was given the option to pay part or all of the purchase price of securities in the April Offering in exchange for the cancellation amounts owing under the demand loan, (iii) the Series D Securities holders had the opportunity to roll the amounts invested into the April Offering by tendering the Series D Securities they previously acquired to the Company in exchange for terms offered in the April Offering, and
(iv) February Offering investors who invested $170,533 had the option to roll the amounts invested into the April Offering pursuant to rights granted.

         Two investors holding promissory notes totaling $150,000, investors holding $76,694 in Series D Securities and investors holding $170,533 of investment in the February Offering elected to participate in the terms of the April Offering as described above. This resulted in the Company issuing 402,602 additional shares of common stock and an equivalent number of Series G warrants. The Company used a portion of the proceeds from the April Offering to pay off the remaining outstanding promissory notes in the principal amount of $450,000 and related interest and the $75,000 demand loan obligation and related interest. In conjunction with the April offering the Company is obligated to issue 278,000 Units to the Investor Group.

         In addition to the forgoing, investors demanded and the Company agreed to grant rights to provide future funding to the Company on the terms and conditions outlined below. The terms of the April Offering provided that in the event that a funding group (i.e., group of investors who invested in the Company through the same underwriter or finder or who otherwise agree to act together)
(i) invested at least $300,000 in the April Offering and (ii) where less than an aggregate of $300,000 in cash funding is provided in the April Offering by investors who are not part of the same funding group, then the Company is obligated to offer Subsequent Units (as defined below) to such funding group (or their accredited and sophisticated nominees) on a pro rata basis. If the foregoing conditions were not met, then the Company did not have the obligation to offer any Subsequent Units. In the April Offering substantially all of the $1,420,000 was invested by a single funding group (the "Funding Group").

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

         Under the Company's agreement with Subsequent Unit Investors, as amended, if there are not Subsequent Unit Investors (including their nominees) who are able and willing to purchase at least $100,000 of Subsequent Units on September 28, 2001, $1,900,000 in Subsequent Units between October 1, 2001 and October 15, 2001 and at least $1,000,000 in Subsequent Units during the first week of each annual quarterly period beginning on June 1, 2001, then from such period and thereafter the Company will have no further obligation to sell Subsequent Units. The Company will have no obligation to sell Subsequent Units after June 30, 2002. Moreover, no Subsequent Units may be sold prior to September 28, 2001.

         In addition to the foregoing, after the first sale of Subsequent Units and until June 30, 2002, the Company will use reasonable efforts to nominate and have elected to its Board of Directors one nominee of the Subsequent Unit Investors. The nominee shall be the person identified by a majority of the votes of the Subsequent Unit Investors who hold the common stock and Series H Warrants underlying the Subsequent Unit(s) purchased on the date that the Subsequent Unit Investor nominee is selected. Each Subsequent Unit Investor shall be entitled to one vote for each Subsequent Unit held. Other rules governing the selection, nomination and voting to select the Subsequent Unit Investor's nominee shall be determined by majority vote of the Subsequent Unit Investors. In the event no nominee is selected, Subsequent Unit Investors will have the right to appoint a nominee observer to attend all Company Board of Directors' meetings which nominee will be given the same notice of Board meetings that the other directors receive and who will be subject to such confidentiality obligations as the Company may reasonably request. The selection of the Board observer shall be made in the same manner as the selection of the Board nominee.

         After the first sale of Subsequent Units, the Company will retain a reputable financial advisor to assist the Company in its future negotiation of material license agreements and other material product contracts that are entered into by the Company. This obligation shall expire on June 30, 2002. This obligation may be waived by a majority of the votes of the Subsequent Unit Investors who hold the common stock and Series H Warrants underlying the Subsequent Unit(s) purchased on the date that the Subsequent Unit Investors make a waiver determination. Each Subsequent Unit Investor shall be entitled to one vote for each Subsequent Unit held. Other rules governing voting with respect to a waiver shall be determined by majority vote of the Subsequent Unit Investors.

         The Company is not obligated to take funds from any investor, to enter into a finder's agreement or to appoint any Subsequent Unit Investor nominee to the Board of Directors if (i) it is reasonably determined in good faith by the Company's Board of Directors that the Investor, finder or Board nominee in question is likely to have a harmful effect on the Company's prospects or (ii) such Investor(s) (including its affiliates), finder (including its affiliates) or Board nominee has engaged in conduct that would require disclosure under Item 401 of Regulation S-K if such conduct was engaged in by a director of a reporting company.

         There can be no assurance that Subsequent Unit Investors will acquire Subsequent Units. In the event that Subsequent Units are acquired it could result in substantial dilution in the net tangible book value per common share. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

         Under compensatory employment arrangements with an employee, in November 1999, the Company entered into an arrangement whereby the employee had the right to receive $65,000 cash compensation if the Company did not achieve certain milestones. The Company failed to achieve the milestones. In May 2001, the Company issued to the employee 84,197 shares of the Company's common stock in full satisfaction of the Company's obligation to pay the $65,000 and related interest. The Company recorded compensation expense of $6,736 which represents the difference between the fair value and average share price for the 30 days prior to issuance, per the agreement.

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

(8) SUBSEQUENT EVENTS

         The Company, after discussions with Galen Partners III, L.P. and others relating to a proposed financing, determined that it was in its best interest to delay and possibly terminate the sale of Subsequent Units. The Company, after discussion with Subsequent Unit Investors, entered into an arrangement whereby the funding of Subsequent Units will be delayed until September 28, 2001. The parties are also discussing the termination of any future Subsequent Unit funding.

         In July 2001 the Company's Board of Directors approved the signing of a term sheet with Galen Partners III, L.P. and others relative to a long term funding plan to enable the Company to pursue its business plan. The term sheet provides for an initial investment of $5,000,000 in the form of Series A Preferred Stock ("Series A") at $.4356 per share and a subsequent investment, at the option of the investors, of an additional $5,000,000 of Series A at the same price during the twelve months following the closing date. The Series A is convertible into common stock on a one-for-one basis, subject to certain anti-dilution rights. The term sheet is subject to a number of contingencies, including (i) satisfactory completion of due diligence, (ii) elimination of all, or essentially all, of the Series G Warrants and Subsequent Unit rights, and
(iii) shareholder approval of the plan. It is anticipated that due diligence will be completed by mid-August 2001. In the event the transaction does not close, the Company will be obligated to issue to the Series A investor group 3-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $.50 per share. However, no warrants are issuable if the investor group elects not to close for any reason other than as a result of a material misrepresentation, material adverse change or bad faith conduct by the Company.

         Due to the fact that the Company did not have sufficient funds to continue operations pending the possible closing of the sale of Series A pursuant to the terms sheet, between July 2, 2001 and August 10, 2001, the Company and certain investors entered into loan agreements (the "Loans"). Under the terms of the Loans, various parties lent the Company an aggregate of $1,500,000 of which $524,619 had been drawn down by the Company as of August 10, 2001. The Loans accrue interest at the rate of 12 percent per annum and are due and payable in a single balloon payment on the earlier of (i) September 20, 2001 or (ii) the date the Company receives an equity investment of at least $4,000,000 (an "Equity Financing"). The maturity date may, however, be extended from time to time by the agent for the lenders to a date no later than June 30, 2002.

         The Loans are secured by (i) the bank account that holds the loan proceeds prior to their disbursement; (ii) all license fees, revenues and other proceeds earned or received by the Company pursuant to its Development and License Agreement, as amended, by and between Safety Syringe Corporation, a subsidiary of the Company, and Kendall which was executed in November 1999;
(iii) the patent application entitled, Safety Shield For Medical Needles, Serial No. 09/809,357, filed March 15, 2001, including, without limitation, the inventions and improvements described and claims therein; and, (iv) all other cash and non-cash proceeds and products of the foregoing, including (without limitation) any rights pursuant to its agreements with any other party relating thereto.

         Should an Equity Financing occur prior to the maturity date, of which there can be no assurance, the Loans are convertible, at the lender's option on the closing date(s) of the Equity Financing, into the securities offered in the Equity Financing. Upon such conversion, the lender will receive the same number and type of securities the lender would have received in the Equity Financing had the lender first invested in the Equity Financing at an amount equal to the outstanding loan amounts on the conversion date. All or part of the principal and accrued interest may be converted in an Equity Financing.

         If an Equity Financing does not occur prior to the maturity date, the holders of the notes have the option to convert the principal and accrued, but unpaid, interest owing on the notes into shares of the Company's common stock and Series G Warrants at the rate of one share of common stock and one Series G Warrant for every $.50 in principal and accrued interest that is converted.

         The Company's cash reserves are not sufficient to pay the principal or interest payments due under the Loans. The Company will be looking primarily to funds raised in an Equity Financing to repay the Loans. There can be no assurance that the Company will receive funding in an Equity Financing or otherwise. As a result, no assurance can be given that the Company will have the means to repay the Loans in full or at all or that the Company will have sufficient funding to continue ongoing operations.


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Item 2. Management's Discussion and Analysis or Plan of  Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes and Management's Discussion and Analysis or Plan of Operation for the year ended December 31, 2000. Wherever in this discussion the term "Company" is used, it should be understood to refer to Specialized Health Products International, Inc. ("SHPI") and its wholly owned subsidiaries, Specialized Health Products, Inc., Specialized Cooperative Corporation and Safety Syringe Corporation, on a consolidated basis, except where the context clearly indicates otherwise.

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

         In accordance with accounting principles generally accepted in the U.S., the Company has expensed all past research and development costs and has incurred cumulative losses from operations since its inception. The Company's balance sheet does not reflect any value that may be attributable to its intellectual property. To date, development expenditures have resulted in the ownership of in excess of 90 patent and patent applications worldwide and the creation of 19 different and unique safety needle technologies that have application to almost all medical needles used today, including: syringe, prefilled syringe, IV catheter, catheter introducers, winged needle sets for infusion and collection, phlebotomy devices, procedure, Huber needles, plasma apheresis sets, dialysis sets, blood donor sets, Seldinger needles, epidural and spinal needles, lancets, as well as additional specialty needle devices. Agreements are in place for 13 safety needle products with three leading global medical device companies: Kendall, BD, and Merit. These three license agreements have generated in excess of $5,500,000 of pre-production payments and in excess of $2,800,000 in development fee payments to the Company. The agreements with Kendall and Merit are projected to generate further revenues from the sale of patents, development fees, advanced royalties and royalties based on product sales. The Kendall Agreement provides for additional development fees on projects developed at their request or in conjunction with their development efforts. Products are projected to begin entering the market in the fourth quarter of 2001. However, Company revenues under these arrangements are largely dependent on the launch and sale of product. The projected product launch dates are at the discretion of our strategic partners and there can be no assurance that products will be launched or that they will be launched when anticipated.

         The Company plans to continue its focus on the following four areas of activity in the remainder of 2001: (1) the launch of safety needle products through its strategic partners on an exclusive basis, (2) the launch of an additional safety needle product on a non-exclusive basis through joint venturing and partnering with original equipment manufacturers, (3) the development of incremental revenues related to design and development agreements with licensing partners and (4) the generation of added revenues through the further development and licensing and joint venturing of additional products.

         Product Launches through Exclusive Partners. Safety needle product launches projected in 2001 include a Seldinger safety needle to be sold by Merit for use by interventional radiologists and cardiologists. By the end of 2001, the Company's safety syringe is expected to be ready to launch by Kendall. However, the product launch dates are at the discretion of our strategic partners and there can be no assurance that product will be launched or that it will be launched when anticipated.

         Product Launch through Non-exclusive Partners. Based on the availability of financing, a Company safety Huber needle is expected to be launched in late 2001. This safety product is expected to be marketed by the Company on an original equipment manufacturer ("OEM") basis through strategic partners on a non-exclusive basis. There can be no assurance, however, that adequate financing will be available or that the Huber product will be launched when anticipated or at all.

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

Financial Position

         The Company had $10,702 in cash as of June 30, 2001. This represents an increase of $107 from December 31, 2000. Cash received in the six months ended June 30, 2001 came largely from the receipt of a $100,000 upfront license fee from Merit and $1,667,227 in funds received from the Company's private placements of securities in the first six months of 2001. Working capital (deficit) as of June 30, 2001 was ($798,470) as compared to ($1,240,617) at December 31, 2000. This change in working capital was primarily due to the repayment and conversion of $450,000 and $150,000, respectively, of notes payable.

Three and Six Months Ended June 30, 2001 and 2000

         During the three and six months ended June 30, 2001, the Company had total revenues of $124,879 and $316,320, respectively, compared with $144,913 and $347,182 for the same periods in the prior year. During the three and six months ended June 30, 2001, the Company recognized $0 and $58,580, respectively, in development fees under the JJM Agreement, $45,627 and $98,456, respectively, under the Kendall Agreement, and $78,034 and $159,284, respectively, in technology fees through the amortization of the upfront payments received under the agreements with Kendall and Merit.

         Research and development ("R&D") expenses were $451,375 and $831,160 for the three and six months ended June 30, 2001, compared with $276,907 and $444,065 for the comparable periods of the prior year. The Company's R&D efforts during the six-month period ended June 30, 2001, focused on development of several additional products utilizing the Company's medical safety needle technologies. Prototype and single cavity production molds have been made for the project that the Company plans to take into the marketplace on an OEM arrangement. The Company has also focused its R&D efforts during the six-month period on a new technology that has wide application to a variety of specialty needles. The increase in the periods ended June 30, 2001 resulted mainly from additional personnel costs and lower allocation of departmental costs to cost of revenues, as there was a significant decline in development revenues.

         Selling, general and administrative expenses were $404,352 and $858,175 for the three and six months ended June 30, 2001, compared with $604,811 and $995,530 for the comparable periods of the prior year. The decrease in the periods ended June 30, 2001, resulted mainly from reductions in consultant fees, travel costs, and personnel expenses, with one employee reduction in sales and marketing and one employee reduction in general and administrative. In addition, the annual meeting for 2001 will be held in the third quarter while it was held during the second quarter of 2000, which will make a timing difference for the expenses related to that meeting.

         Interest and other income was $3,266 and $11,442 for the three and six month periods ended June 30, 2001, compared with $13,351 and $14,078 for the comparable periods of the prior year. The decrease for the periods ended June 30, 2001 is primarily from a reduction of funding during the period. Interest expense of $14,700 and $32,394 was incurred for the three and six month periods ended June 30, 2001, compared with no interest expense for the comparable periods from the prior year. The interest expense was due to interest that accrued on the notes payable and amounts payable to an employee.

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of equity securities, advanced royalties, development fees, technology and license fees and proceeds from the exercise of common stock options. The Company has generated $17,768,701 in net proceeds through private placements of equity securities and exercise of common stock options from inception through June 30, 2001. The Company used net cash of $1,072,998 for operating activities during the six months ended June 30, 2001. As of June 30, 2001, the Company's current liabilities totaled $879,361 and the Company had a working capital deficit of ($798,470).

         The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches for new safety needle products and the level of sales. As of June 30, 2001, the Company had accounts payable and accrued liabilities totaling $563,357 and current portion of deferred revenue of $316,004. On April 11, 2001, the Company issued a purchase order for production molds for an OEM product. Subsequently, a number of purchase orders have been issued for component parts. The total amount of all purchase order commitments to the OEM project is $74,011. Other than the purchase orders, at June 30, 2001, the Company had not committed to spend any material additional funds on capital expenditures. The Company believes that currently available funds together with development fees from Kendall will be sufficient to maintain operations through September 30, 2001. The Company estimates that it will need to raise at least $2,500,000 in additional funds in 2001 to execute its business plan. The Company has no contractual arrangements that guarantee that the Company will have adequate funding during 2001 and there can be no assurance that additional funding will be available on commercially reasonable terms or at all. Any inability to obtain additional funding if needed will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

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

         As of August 10, 2001, the Company had 3,923,204 Series G warrants and 750,000 other warrants (the "SHPI Warrants") outstanding which are exercisable for the same number of shares of common stock of the Company at $0.75 and $2.00 per share, respectively. The Series G warrants expire one fifth each year beginning on April 30, 2002, with an equal number expiring on April 30 of each of the four subsequent years. The SHPI Warrants expire on December 31, 2002 (250,000 warrants) and June 30, 2004 (500,000 warrants). The exercise of all the warrants would result in an equity infusion to the Company of $4,442,403. As of August 10, 2001, the SHPI warrants are out of the money and there can be no assurance that any warrants will ever be exercised.

         As of August 10, 2001, the Company had granted stock options that are currently exercisable for 1,725,000 shares of common stock at exercise prices ranging between $0.75 and $2.625 per share. The exercise of all of such stock options would result in an equity infusion to the Company of $2,828,136. All of the stock options are out of the money and there can be no assurance that any of the stock options will be exercised.

Recent Financing Activities

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

         In the April Offering, subscribers were allowed to pay the subscription price in cash or through the cancellation of amounts owed on certain outstanding promissory notes and short term loan obligations. In addition, investors who subscribed to acquire Company securities in a private offering in February 2001 (the "February Offering") had the right pursuant to its terms to exchange the securities received in the February Offering for the securities in the April Offering. As an additional condition of certain investors who invested in the April Offering, the Company agreed to give investors who acquired common stock in 2001 upon the exercise of Series D warrants the option to submit the shares and related Series D warrants to the Company (such shares and warrants are sometimes hereinafter referred to as the "Series D Securities") in exchange for terms offered in the April Offering.

         As a result, (i) holders of the outstanding notes in the principal amount of $600,000 were given the option to pay part or all of the purchase price of securities in the April Offering in exchange for the cancellation of all or part of the amounts owing under notes in the principal amount of $600,000, (ii) the holder of a $75,000 demand loan was given the option to pay part or all of the purchase price of securities in the April Offering in exchange for the cancellation amounts owing under the demand loan, (iii) the Series D Securities holders had the opportunity to roll the amounts invested into the April Offering by tendering the Series D Securities they previously acquired to the Company in exchange for terms offered in the April Offering, and
(iv) February Offering investors who invested $170,533 had the option to roll the amounts invested into the April Offering pursuant to rights granted.

         Two investors holding promissory notes totaling $150,000, investors holding $76,694 in Series D Securities and investors holding $170,533 of investment in the February Offering elected to participate in the terms of the April Offering as described above. This resulted in the Company issuing 402,602 additional shares of common stock and an equivalent number of Series G warrants. The Company used a portion of the proceeds from the April Offering to pay off the remaining outstanding promissory notes in the principal amount of $450,000 and related interest and the $75,000 demand loan obligation and related interest. In conjunction with the April offering the Company is obligated to issue 278,000 Units to the Investor Group.

         In addition to the forgoing, investors demanded and the Company agreed to grant rights to provide future funding to the Company on the terms and conditions outlined below. The terms of the April Offering provided that in the event that a funding group (i.e., group of investors who invested in the Company through the same underwriter or finder or who otherwise agree to act together)
(i) invested at least $300,000 in the April Offering and (ii) where less than an aggregate of $300,000 in cash funding is provided in the April Offering by investors who are not part of the same funding group, then the Company is obligated to offer Subsequent Units (as defined below) to such funding group (or their accredited and sophisticated nominees) on a pro rata basis. If the foregoing conditions were not met, then the Company did not have the obligation to offer any Subsequent Units. In the April Offering substantially all of the $1,420,000 was invested by a single funding group (the "Funding Group").

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

         Under the Company's agreement with Subsequent Unit Investors, as amended, if there are not Subsequent Unit Investors (including their nominees) who are able and willing to purchase at least $100,000 of Subsequent Units on September 28, 2001, $1,900,000 in Subsequent Units between October 1, 2001 and October 15, 2001 and at least $1,000,000 in Subsequent Units during the first week of each annual quarterly period beginning on June 1, 2001, then from such period and thereafter the Company will have no further obligation to sell Subsequent Units. The Company will have no obligation to sell Subsequent Units after June 30, 2002. Moreover, no Subsequent Units may be sold prior to September 28, 2001.

         In addition to the foregoing, after the first sale of Subsequent Units and until June 30, 2002, the Company will use reasonable efforts to nominate and have elected to its Board of Directors one nominee of the Subsequent Unit Investors. The nominee shall be the person identified by a majority of the votes of the Subsequent Unit Investors who hold the common stock and Series H Warrants underlying the Subsequent Unit(s) purchased on the date that the Subsequent Unit Investor nominee is selected. Each Subsequent Unit Investor shall be entitled to one vote for each Subsequent Unit held. Other rules governing the selection, nomination and voting to select the Subsequent Unit Investor's nominee shall be determined by majority vote of the Subsequent Unit Investors. In the event no nominee is selected, Subsequent Unit Investors will have the right to appoint a nominee observer to attend all Company Board of Directors' meetings which nominee will be given the same notice of Board meetings that the other directors receive and who will be subject to such confidentiality obligations as the Company may reasonably request. The selection of the Board observer shall be made in the same manner as the selection of the Board nominee.

         After the first sale of Subsequent Units, the Company will retain a reputable financial advisor to assist the Company in its future negotiation of material license agreements and other material product contracts that are entered into by the Company. This obligation shall expire on June 30, 2002. This obligation may be waived by a majority of the votes of the Subsequent Unit Investors who hold the common stock and Series H Warrants underlying the Subsequent Unit(s) purchased on the date that the Subsequent Unit Investors make a waiver determination. Each Subsequent Unit Investor shall be entitled to one vote for each Subsequent Unit held. Other rules governing voting with respect to a waiver shall be determined by majority vote of the Subsequent Unit Investors.

         The Company is not obligated to take funds from any investor, to enter into a finder's agreement or to appoint any Subsequent Unit Investor nominee to the Board of Directors if (i) it is reasonably determined in good faith by the Company's Board of Directors that the Investor, finder or Board nominee in question is likely to have a harmful effect on the Company's prospects or (ii) such Investor(s) (including its affiliates), finder (including its affiliates) or Board nominee has engaged in conduct that would require disclosure under Item 401 of Regulation S-K if such conduct was engaged in by a director of a reporting company.

         There can be no assurance that Subsequent Unit Investors will acquire Subsequent Units. In the event that Subsequent Units are acquired it could result in substantial dilution in the net tangible book value per common share. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

         Under compensatory employment arrangements with an employee, in November 1999, the Company entered into an arrangement whereby the employee had the right to receive $65,000 cash compensation if the Company did not achieve certain milestones. The Company failed to achieve the milestones. In May 2001, the Company issued to the employee 84,197 shares of the Company's common stock in full satisfaction of the Company's obligation to pay the $65,000 and related interest. The Company recorded compensation expense of $6,736 which represents the difference between the fair value and average share price for the 30 days prior to issuance, per the agreement.

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

         The Company, after discussions with Galen Partners III, L.P. and others relating to a proposed financing, determined that it was in the Company's best interest to delay and possibly terminate the sale of Subsequent Units. The Company, after discussion with Subsequent Unit Investors entered into an arrangement whereby the funding of Subsequent Units will be delayed until September 28, 2001. The parties are also discussing the termination of any future Subsequent Unit funding.

         In July 2001 the Company's Board of Directors approved a term sheet relative to a long term funding plan to enable the Company to pursue its business plan. The term sheet provides for an initial investment of $5,000,000 in the form of Series A at $.4356 per share and a subsequent investment, at the option of the investors, of an additional $5,000,000 of Series A at the same price during the twelve months following the closing date. The Series A is convertible into common stock on a one-for-one basis, subject to certain anti-dilution rights. The term sheet is subject to a number of contingencies, including (i) satisfactory completion of due diligence, (ii) elimination of all, or essentially all, of the Series G Warrants and Subsequent Unit rights, and
(iii) shareholder approval of the plan. It is anticipated that due diligence will be completed by mid August. In the event the transaction does not close, the Company will be obligated to issue to the Series A investor group 3-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $.50 per share. However, no warrants are issuable if the investor group elects not to close for any reason other than as a result of a material misrepresentation, material adverse change or bad faith conduct by the Company.

         Due to the fact that the Company did not have sufficient funds to continue operations pending the possible closing of the sale of Series A pursuant to the terms sheet, between July 2, 2001 and August 10, 2001, the Company and certain investors entered into loan agreements (the "Loans"). Under the terms of the Loans, various parties lent the Company an aggregate of $1,500,000 of which $524,618.53 had been drawn down by the Company as of August 10, 2001. The Loans accrue interest at the rate of 12 percent per annum and are due and payable in a single balloon payment on the earlier of (i) September 20, 2001 or (ii) the date the Company receives an equity investment of at least $4,000,000 (an "Equity Financing"). The maturity date may, however, be extended from time to time by the agent for the lenders to a date no later than June 30, 2002.

         The Loans are secured by (i) the bank account that holds the loan proceeds prior to their disbursement; (ii) all license fees, revenues and other proceeds earned or received by the Company pursuant to its Development and License Agreement, as amended, by and between Safety Syringe Corporation, a subsidiary of the Company, and Tyco Healthcare Group LP which was executed in November 1999; (iii) the patent application entitled, Safety Shield For Medical Needles, Serial No. 09/809,357, filed March 15, 2001, including, without limitation, the inventions and improvements described and claims therein; and,
(iv) all other cash and non-cash proceeds and products of the foregoing, including (without limitation) any rights pursuant to its agreements with any other party relating thereto.

         Should an Equity Financing occur prior to the maturity date, of which there can be no assurance, the Loans are convertible, at the lender's option on the closing date(s) of the Equity Financing, into the securities offered in the Equity Financing. Upon such conversion, the lender will receive the same number and type of securities the lender would have received in the Equity Financing had the lender first invested in the Equity Financing at an amount equal to the outstanding Loan amounts on the conversion date. All or part of the principal and accrued interest may be converted in an Equity Financing.

         If an Equity Financing does not occur prior to the maturity date, the holders of the notes have the option to convert the principal and accrued, but unpaid, interest owing on the notes into shares of the Company's common stock and Series G Warrants at the rate of one share of common stock and one Series G Warrant for every $.50 in principal and accrued interest that is converted.

         The Company's cash reserves are not sufficient to pay the principal or interest payments due under the Loans. The Company will be looking primarily to funds raised in an Equity Financing to repay the Loans. There can be no assurance that the Company will receive funding in an Equity Financing or otherwise. As a result, no assurance can be given that the Company will have the means to repay the Loans in full or at all or that the Company will have sufficient funding to continue ongoing operations.

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

         In November 1999, the Company and Kendall entered into the Kendall Agreement relating to one application of the Company's needle technology in the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The effective date of the Kendall Agreement was subject to certain approvals that were obtained on March 29, 2000. On April 12, 2000, the Company received a $1,500,000 payment less $35,044 representing the Company's share of certain patent filing costs. The Company will also receive an additional $1,000,000 upon the sale of commercial quantities of products (as defined in the agreement) or 30 months from the effective date of the agreement, whichever comes first. These payments, totaling approximately $2,500,000, are in exchange for the Company assigning to Kendall the FlexLoc(r) and ReLoc(T) trademarks and two related patents. The assignment of the patent rights to Kendall is subject to a preexisting license agreement and the retention by the Company of an exclusive, royalty free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for the Company to receive development fees and ongoing royalties, including minimum royalty payments totaling $2,500,000 during the period commencing upon sale of commercial quantities of products and the third anniversary thereof. Kendall has the right to cancel its unaccrued obligations under the Kendall agreement upon 15 days written notice in which event the patents that are the subject of the Kendall Agreement will be assigned back to the Company. It is anticipated that Kendall will manufacture all products that are subject to the Kendall Agreement. All product introductions are scheduled and controlled by Kendall and there can be no assurance that the Company will receive any future revenues under this Agreement.

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

         In May 1997, the Company entered into an exclusive license agreement with BD Infusion Therapy Division ("BD") relating to a single application of the Company's ExtreSafe(r) safety needle withdrawal technology. Pursuant to the terms of the agreement, BD paid $4,000,000 to the Company of which $3,750,000 was for advanced royalties for sales of product and $250,000 was for a product development fee. In June 1999, BD and the Company amended the license agreement. The amendment provided that the $3,750,000 previously paid by BD to the Company will not be credited against future earned royalties and the Company will have no further obligation of any kind to BD with respect to these payments. Accordingly, the $3,750,000 of deferred royalty revenue was recognized as revenue during 1999. The Company will not be manufacturing product in connection with the license agreement. BD has exclusivity related minimum royalty obligations to the Company beginning in 2004. BD has indicated that it is unsure if or when product will be introduced and sold in the market under this agreement. BD has been unwilling to provide the Company with current information regarding the status of this product.

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

the inability to license or enter into joint venture or similar arrangements regarding Company products that are not being commercialized, competitive products and pricing, delays in introduction of products licensed by the Company due to manufacturing difficulties or other factors; difficulties in product development, commercialization and technology, changes in the regulation of safety healthcare products, a failure to timely obtain FDA or other necessary approval to sell future products and other risks. See "Item 6 - Risk Factors" in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 2000 for additional discussion and disclosure. If and when product sales commence, sales may not reach the levels anticipated. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.


                   (THE REMAINDER IS INTENTIONALLY LEFT BLANK)

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         In April and May, 2001, the Company raised $1,420,000 through the private offer and sale of units (the "April Offering") to a limited number of investors, some of who are domiciled in the United States and some of who are domiciled outside the United States. In addition, two investors holding promissory notes and accrued interest totaling $155,375, investors holding $76,694 in Series D Securities and investors holding $170,533 in securities issued in a private offering that occurred in February 2001 elected to cancel those securities in exchange for securities offering in the April Offering. See "Management's Discussion and Analysis of Plan of Operation-Recent Financing Activities" for a more detailed explanation of this transaction. The April Offering closed in May 2001. All of the investors in the April Offering were accredited and sophisticated. In the April Offering the Company sold units at $20,000 per unit. Each unit was comprised of 40,000 shares of the Company's common stock and Series G warrants to purchase an additional 40,000 shares of the Company's common stock at an exercise price of $0.75 per share. One-fifth of the Series G warrants expire each year beginning April 30, 2002 and ending April 30, 2006. The securities sold in the April Offering were exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulations D and S as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with the April Offering.

         Under compensatory employment arrangements with an employee, in November 1999, the Company entered into an arrangement whereby the employee had the right to receive $65,000 cash compensation if the Company did not achieve certain milestones. The Company failed to achieve the milestones. In May 2001, the Company issued to the employee 84,197 shares of the Company's common stock in full satisfaction of the Company's obligation to pay the $65,000 and related interest. The Company recorded compensation expense of $6,736 which represents the difference between the fair value and average share price for the 30 days prior to issuance, per the agreement. The issuance of these securities was exempt from registration under Sections 4(2) of the Securities Act of 1933 and pursuant to Regulations D as promulgated under the Securities Act of 1933, The Company did not use an underwriter in connection with this transaction.

Item 3.  Defaults Upon Senior Securities.

         In November and December 2000, the Company offered and sold unsecured convertible promissory notes in the principal amount of $600,000 to five sophisticated and accredited investors. The notes bore interest at the rate of 10% per annum and interest and principal were due in a single balloon payment on March 31, 2001. The Company was unable to repay the amounts owing on March 31, 2001. Note holders were given the option of canceling the notes in exchange for securities offered under the April Offering. Two note holders outstanding with principal and accrued interest in the amount of $155,375 elected such cancellation. The Company repaid the amounts owing on the remaining outstanding promissory notes, including related interest, with part of the proceeds from the April Offering.

Item 4.  Submission of Matters to a Vote of Securityholders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

                                 EXHIBIT INDEX


EXHIBIT
  NO.                           DESCRIPTION OF EXHIBIT
--------                        ----------------------

3(i).1 Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i).1 of the Company's Registration Statement on Form S-1 filed December 11, 1995 (File No. 33-901014)).


3(i).2 Certificate of Amendment of Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(i).2 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2001).

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

10.1 Employment Agreement with David A. Robinson (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-KSB, dated December 31, 2000).

10.2 Employment Agreement with Dr. Donald D. Solomon (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB, dated December 31, 2000).

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

EXHIBIT
  NO.                           DESCRIPTION OF EXHIBIT
--------                        ----------------------

10.10 Amendment No. 1 to Letter Agreement between SHPI and Rubicon International Limited dated December 15, 2000 (Incorporated by reference to Exhibit 10.10 of the Company's Form 10-KSB, dated December 31, 2000).

10.11 Form of Series F Warrants (Incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-QSB, dated March 31,
         2001).

10.12 Form of Series G Warrants (Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB, dated March 31,
         2001).

10.13 Term sheet between the Company, Galen Partners III, L.P. and others, dated July 27, 2001.

10.14 Form of Loan Agreement between lenders and the Company, dated July and August 2001.

10.15 Collateral Patent Assignment between Safety Syringe Corporation, a subsidiary of the Company, and Axis Capital Partners, LC.


         (b)      Reports on Form 8-K:



         On April 4, 2001, the Company filed a Current Report on Form 8-K, dated April 3, 2001, disclosing under Item 9 the termination of the J&J Agreement.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: 8/10/01                    SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.


                                 By  /s/ David A. Robinson
                                    --------------------------------------------
                                    David A. Robinson
                                    President, Chief Executive Officer, Director


Date: 8/10/01

                                 By  /s/ Keith L. Merrell
                                    --------------------------------------------
                                    Keith L. Merrell
                                    Chief Financial Officer