Form 10QSB
period 2001-09-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2001-11-19
CIK 790228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2001

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

                                 [X] Yes [ ] No


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                       Outstanding as of November 12, 2001
              -----                       -----------------------------------
  Common Stock, $.02 par value                     17,921,479 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets
           As of September 30, 2001 and December 31, 2000                   3

         Condensed Consolidated Statements of Operations
           For the three months ended September 30, 2001 and
           September 30, 2000 and for the period from inception
           to September 30, 2001                                            4

         Condensed Consolidated Statements of Operations
           For the nine months ended September 30, 2001 and
           September 30, 2000 and for the period from inception
           to September 30, 2001                                            5

         Condensed Consolidated Statements of Cash Flows
           For the nine months ended September 30, 2001 and
           September 30, 2000 and for the period from inception
           to September 30, 2001                                            6

         Notes to Condensed Consolidated Financial Statements               7

Item 2:  Management's Discussion and Analysis or Plan of Operation         12

                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                 19
Item 2:  Changes in Securities                                             19
Item 3:  Defaults upon Senior Securities                                   19
Item 4:  Submission of Matters to a Vote of Securityholders                19
Item 5:  Other Information                                                 19
Item 6:  Exhibits and Reports on Form 8-K                                  20

Signatures                                                                 21

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                               (A Company in the Development Stage)
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)

         ASSETS                                                              September 30,          December 31,
                                                                                 2001                   2000
                                                                           ------------------    -------------------
CURRENT ASSETS:
   Cash                                                                    $        232,721      $         10,595
   Accounts receivable                                                               56,182                94,545
   Notes receivable                                                                 171,054                     -
   Prepaid expenses and other                                                        19,518                14,201
                                                                           ------------------    -------------------
     Total current assets                                                           479,475               119,341
                                                                           ------------------    -------------------

PROPERTY AND EQUIPMENT:
   Manufacturing molds                                                              474,633               474,633
   Computer equipment and software                                                  404,733               403,426
   Research and development machinery and equipment                                 294,060               291,738
   Office furnishings and fixtures                                                  171,083               171,083
   Leasehold improvements                                                           134,870               134,870
   Automated assembly equipment                                                      71,300                71,300
   Manufacturing equipment                                                           43,401                25,653
                                                                           ------------------    -------------------
                                                                                  1,594,080             1,572,703
   Less accumulated depreciation and amortization                                (1,326,946)           (1,156,200)
                                                                           ------------------    -------------------
     Net property and equipment                                                     267,134               416,503
                                                                           ------------------    -------------------

OTHER ASSETS                                                                         27,000                27,000
                                                                           ------------------    -------------------
                                                                           $        773,609      $        562,844
                                                                           ==================    ===================

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                        $         43,689      $        130,607
   Accrued liabilities                                                              264,480               333,347
   Notes payable                                                                  1,309,000               600,000
   Deferred revenue                                                                 425,739               296,004
                                                                           ------------------    -------------------
     Total current liabilities                                                    2,042,908             1,359,958

DEFERRED REVENUE, NET OF CURRENT PORTION                                            824,987               981,993

UNAMORTIZED RENT                                                                     35,859                42,148
                                                                           ------------------    -------------------

     Total liabilities                                                            2,903,754             2,384,099
                                                                           ------------------    -------------------

STOCKHOLDERS' DEFICIT (Note 8):
   Preferred stock, $.001 par value; 5,000,000 shares authorized,
     no shares outstanding                                                                -                     -
   Common stock, $.02 par value; 50,000,000 shares authorized,
     16,656,841 and 12,449,440 shares outstanding, respectively                     333,137               248,989
   Additional paid-in capital                                                    18,479,999            15,364,061
   Warrants to purchase common stock                                                803,441             1,954,452
   Advances to stockholders                                                          (5,135)               (2,801)
   Stock subscription receivable                                                   (139,000)                    -
   Deferred compensation expense                                                    (11,102)             (140,453)
   Deficit accumulated during the development stage                             (21,591,485)          (19,245,503)
                                                                           ------------------    -------------------
     Total stockholders' deficit                                                 (2,130,145)           (1,821,255)
                                                                           ------------------    -------------------
                                                                           $        773,609      $        562,844
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


                                                                   Three Months Ended                   Period from
                                                        -----------------------------------------       Inception to
                                                          September 30,         September 30,          September 30,
                                                              2001                   2000                   2001
                                                        ------------------    -------------------    -------------------
REVENUES:
   Technology fees and licensing revenues               $         79,002      $          74,002      $       4,208,041
   Development fees and related services                          24,519                 45,203              3,016,213
   Net product sales                                                   -                      -                748,228
                                                        ------------------    -------------------    -------------------
     Total revenues                                              103,521                119,205              7,972,482
                                                        ------------------    -------------------    -------------------

COST OF REVENUES:
   Cost of development fees and related services                  29,533                 26,771              2,131,153
   Cost of product sales                                               -                      -                536,002
                                                        ------------------    -------------------    -------------------
     Total cost of revenues                                       29,533                 26,771              2,667,155
                                                        ------------------    -------------------    -------------------

     Gross margin                                                 73,988                 92,434              5,305,327
                                                        ------------------    -------------------    -------------------

OPERATING EXPENSES:
   Selling, general and administrative                           493,037                661,009             17,990,859
   Research and development                                      430,039                361,300              8,118,721
   Loss on disposal of assets, net                                     -                      -              1,286,688
                                                        ------------------    -------------------    -------------------
                                                                 923,076              1,022,309             27,396,268
     Total operating expenses
                                                        ------------------
                                                                              -------------------    -------------------
                                                                (849,088)              (929,875)           (22,090,941)
LOSS FROM OPERATIONS
                                                        ------------------    -------------------    -------------------

OTHER INCOME (EXPENSE):
   Interest income                                                 1,750                  6,897                556,039
   Interest expense                                              (32,990)                     -                (89,042)
   Other income                                                      270                  3,022                 60,628
                                                        ------------------    -------------------    -------------------

     Total other income (expense), net                           (30,970)                 9,919                527,625
                                                        ------------------    -------------------    -------------------

NET LOSS                                                        (880,058)              (919,956)           (21,563,316)

LESS PREFERENCE STOCK DIVIDENDS                                        -                      -                (28,169)
                                                        ------------------    -------------------    -------------------

NET LOSS APPLICABLE TO COMMON SHARES                    $       (880,058)     $        (919,956)     $     (21,591,485)
                                                        ==================    ===================    ===================
BASIC AND DILUTED NET LOSS PER COMMON SHARE             $           (.05)     $            (.07)
                                                        ==================    ===================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                   16,253,537             12,404,956
                                                        ==================    ===================


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


                                                                   Nine Months Ended                    Period from
                                                        -----------------------------------------       Inception to
                                                          September 30,         September 30,          September 30,
                                                              2001                   2000                   2001
                                                        ------------------    -------------------    -------------------
REVENUES:
   Technology fees and licensing revenues               $        238,286      $         148,002      $       4,208,041
   Development fees and related services                         181,555                318,384              3,016,213
   Net product sales                                                   -                      -                748,228
                                                        ------------------    -------------------    -------------------
     Total revenues                                              419,841                466,386              7,972,482
                                                        ------------------    -------------------    -------------------

COST OF REVENUES:
   Cost of development fees and related services                 101,490                224,062              2,131,153
   Cost of product sales                                               -                      -                536,002
                                                        ------------------    -------------------    -------------------
     Total cost of revenues                                      101,490                224,062              2,667,155
                                                        ------------------    -------------------    -------------------

     Gross margin                                                318,351                242,324              5,305,327
                                                        ------------------    -------------------    -------------------

OPERATING EXPENSES:
   Selling, general and administrative                         1,351,212              1,585,292             17,990,859
   Research and development                                    1,261,199                876,612              8,118,721
   Loss on disposal of assets, net                                     -                      -              1,286,688
                                                        ------------------    -------------------    -------------------

     Total operating expenses                                  2,612,412              2,461,904             27,396,268
                                                        ------------------    -------------------    -------------------

LOSS FROM OPERATIONS                                          (2,294,060)            (2,219,580)           (22,090,941)
                                                        ------------------    -------------------    -------------------

OTHER INCOME (EXPENSE):
   Interest income                                                13,192                 20,975                556,039
   Interest expense                                              (65,384)                     -                (89,042)
   Other income                                                      270                  8,499                 60,628
                                                        ------------------    -------------------    -------------------

     Total other income (expense), net                           (51,922)                29,474                527,625
                                                        ------------------    -------------------    -------------------

NET LOSS                                                      (2,345,982)            (2,190,106)           (21,563,316)

LESS PREFERENCE STOCK DIVIDENDS                                        -                      -                (28,169)
                                                        ------------------    -------------------    -------------------

NET LOSS APPLICABLE TO COMMON SHARES                    $     (2,345,982)     $      (2,190,106)     $     (21,591,485)
                                                        ==================    ===================    ===================

BASIC AND DILUTED NET LOSS PER COMMON SHARE             $           (.16)     $            (.18)
                                                        ==================    ===================
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                   14,408,304             12,374,287
                                                        ==================    ===================


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


                                                                       Nine Months Ended                  Period from
                                                               -------------------------------------      Inception to
                                                                September 30,        September 30,          September
                                                                     2001                2000               30, 2001
                                                               -----------------    ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $    (2,345,982)     $   (2,190,106)      $  (21,563,316)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                     170,746             225,769            1,862,224
     Allowance for doubtful accounts receivable                              -                   -              125,800
     Common stock issued for consulting services                       156,000              28,125              456,160
     Common stock options issued for consulting services
                                                                             -             253,581              654,880
     Compensation expense for warrants and note payable
                                                                         6,736                   -               89,336
     Amortization of deferred compensation expense                     129,351                   -              129,351
     Loss on disposition of assets, net                                      -                   -            1,194,495
     Changes in operating assets and liabilities:
       Accounts receivable                                              38,363              89,962              (56,182)
       Prepaid expenses and other                                       (5,317)             24,543              (19,518)
       Amounts due from related parties                                      -               1,745                    -
       Other assets                                                          -                   -              (27,000)
       Accounts payable                                                (86,918)             21,986               43,689
       Accrued liabilities                                              90,245              95,099              264,480
       Other liabilities                                                (6,289)                  -               35,859
       Deferred revenue                                                (27,271)          1,351,998            1,250,726
                                                               -----------------    ----------------     ----------------
          Net cash used in operating activities                     (1,880,336)            (97,298)         (15,559,016)
                                                               -----------------    ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (21,377)            (18,208)          (2,967,707)
   Purchase of patents and technology                                        -                   -             (356,146)
   Proceeds from the disposition of assets                                   -                   -                6,517
   Net advances to stockholders                                         (2,334)                  -               (5,135)
                                                               -----------------    ----------------     ----------------
         Net cash used in investing activities                         (23,711)            (18,208)          (3,322,471)
                                                               -----------------    ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable, net                        597,946                   -            1,137,946
   Proceeds from issuance of common stock, net                       1,528,227               7,020           14,648,778
   Proceeds from issuance of common stock warrants                           -                   -            1,777,952
   Proceeds from collection of stock subscriptions                           -                   -              413,700
   Proceeds from issuance of preferred stock                                 -                   -            1,164,001
   Proceeds from issuance of redeemable preference stock                     -                   -              240,000
   Payments on redeemable preference stock and dividends                     -                   -             (268,169)
                                                               -----------------    ----------------     ----------------
         Net cash provided by financing activities                   2,126,173               7,020           19,114,208
                                                               -----------------    ----------------     ----------------

NET INCREASE IN CASH                                                   222,126            (108,486)             232,721

CASH AT BEGINNING OF THE PERIOD                                         10,595             180,425                    -
                                                               -----------------    ----------------     ----------------

CASH AT END OF THE PERIOD                                      $       232,721      $       71,939       $      232,721
                                                               =================    ================     ================

                     See accompanying notes to condensed consolidated financial statements.

                                                        6

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Condensed Consolidated Financial Statements

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the operating results that may result for the year ending December 31, 2001. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its December 31, 2000 Annual Report on Form 10-KSB.

Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", for long-lived assets to be disposed of by sale. SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30", so two accounting models existed for the disposal of long-lived assets. SFAS 144 replaces both SFAS 121 and APB 30, so that only one accounting model exists for the disposal of long-lived assets. SFAS 144 also resolves implementation issues related to SFAS 121. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of SFAS 144 are to be applied prospectively. The Company plans on adopting SFAS 144 beginning on January 1, 2002. The Company believes that SFAS 144 will not have a material effect on the Company's results of operations, financial position or liquidity.

(2) Basic and Diluted Net Loss Per Common Share

         As a result of the Company incurring net losses for the three and nine months ended September 30, 2001 and 2000, both basic and diluted net loss per common share are based on the weighted average number of common shares outstanding. Stock options and warrants prior to conversion are not included in the calculation of diluted net loss per common share for the periods because their inclusion would be antidilutive, thereby reducing the net loss per common share. The Company has common stock options and warrants at exercise prices ranging from $.75 to $2.625 per share outstanding at September 30, 2001 that, if exercised, would result in the issuance of an additional 6,418,204 shares of common stock.

(3) Reclassifications

         Certain reclassifications have been made to the September 30, 2000 condensed consolidated financial statements to conform to the September 30, 2001 presentation.

(4) Distribution and License Agreements

Bard Access Systems, Inc.

         In September 2001, the Company and Bard Access Systems, Inc. ("Bard") entered into a distribution agreement (the "Agreement") for the non-exclusive right to promote, market, distribute and sell safety port access infusion sets

(commonly referred to as Huber needle infusion sets), which are manufactured by the Company, to hospitals and group purchasing organizations. The Agreement excludes alternate sites such as homecare services, nursing homes, oncology centers, infusion centers, same day surgery centers, physician offices and clinics, non-hospital pharmacies and pain clinics. Bard paid $67,000 to the Company following execution of the Agreement. This payment will be recognized as revenue once services are rendered and 510(k) clearance from the Food and Drug Administration ("FDA") is received. Should the Company fail to receive 510(k) clearance from the FDA for the product, this payment must be reimbursed to Bard. The Agreement contains minimum purchase requirements for the first two years of the Agreement. In the event minimum purchase requirements are not met, Bard agreed to pay the Company an amount equal to the revenue shortfall multiplied by 80%. The Agreement is for two years and shall automatically renew for successive one-year terms unless terminated by Bard in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

Merit Medical Systems, Inc.

         In January 2001, the Company and Merit Medical Systems, Inc. ("Merit") entered into a License Agreement for the production of safety needle devices for angiographic guidewire introducers. Merit is a worldwide leader in interventional cardiology and radiology needles. The Company received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably by the Company over the estimated five year life of the Agreement. The Agreement provides that the Company will receive ongoing royalties, including minimum royalty payments beginning in 2002.

The Kendall Company

         In November 1999, the Company and The Kendall Company, a division of Tyco Healthcare Group LP, ("Kendall") entered into a Development and License Agreement (the "Kendall Agreement") for one application of the Company's needle technology in the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective March 29, 2000 upon obtaining the required approvals of Kendall and the Company. In April 2000, the Company received $1,500,000, less $35,044 representing the Company's share of certain patent filing costs, under the Kendall Agreement and will receive an additional $1,000,000 thirty months from the effective date of the contract or upon the sale of commercial quantities of products, whichever occurs first, in exchange for the Company assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related patents for one technology. The assignment of the patent rights to Kendall provides for the retention by the Company of an exclusive, royalty-free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for the Company to receive development fees and ongoing royalties, including a $500,000 advance royalty payment thirty months from the effective date of the contract or upon the sale of commercial quantities of products, whichever occurs first.

Becton Dickinson and Company

         In May 1997, the Company entered into an exclusive license agreement with BD Infusion Therapy Division ("BD") for a single application of the Company's ExtreSafe(R) safety needle withdrawal technology. The Company will not be manufacturing product in connection with the license agreement. BD has indicated that it is unsure if or when product will be introduced and sold in the market under this agreement. BD has been unwilling to provide the Company with current information regarding the status of this product.

Johnson and Johnson Medical, Inc.

         In December 1997, the Company entered into a Development and License Agreement with Johnson & Johnson Medical, Inc. ("JJM"), which merged into Ethicon Endo-Surgery, Inc., a Johnson & Johnson company, to commercialize two applications of the Company's safety needle technologies. The JJM Agreement provided that the Company and JJM would seek to commercialize two products using the Company's safety medical needle technologies. On April 3, 2001, the Company received notice from Ethicon Endo-Surgery, Inc. that the JJM Agreement was being terminated pursuant to a contract provision that provided for termination upon 90 days notice. Ethicon Endo-Surgery, Inc. stated that higher gross profit returns had been imposed on all divisions' products and, as the higher returns could not be achieved, Ethicon therefore made the decision not to enter the blood collection market. The Company subsequently negotiated an effective termination date of April 17, 2001, thereby enabling the Company to begin negotiation with potential new partners for the blood collection devices that were the subject of the JJM agreement. While those discussions are progressing favorably, there can be no assurance that the Company will successfully consummate an agreement with respect to these products.

         In connection with the agreements described in this Note 4, all product introductions are scheduled and controlled by the Company's distribution and license partners. There is no assurance that products will be launched as anticipated or that the Company will realize future revenues in excess of any minimum purchase/royalty commitment from these agreements.

(5) Contingencies

Litigation

         In connection with the adoption of the Company's financing plan or strategy, the Company was threatened with lawsuits by a number of different stockholders if the Company did not pursue suggested financing plans or strategies. The stockholder proposals, in some cases, were mutually exclusive. Subsequently, releases have been obtained from those stockholders who had threatened the litigation. The Company is unaware of any other threatened or potential litigation.

(6) Capital Transactions

         In April 2001, the Company raised $1,420,000 through the private sale of common stock and Series G warrants (the "April Offering") to accredited and sophisticated investors. The April Offering closed on May 4, 2001. In the April Offering the Company sold units at $20,000 per unit. Each unit was comprised of 40,000 shares of the Company's common stock and Series G warrants to purchase an additional 40,000 shares of the Company's common stock at an exercise price of $0.75 per share. The Series G warrants were to expire with respect to one-fifth of the shares initially issuable upon exercise of the Series G warrants on each of the following dates: April 30, 2002, April 30, 2003, April 30, 2004, April 30, 2005 and April 30, 2006. The Company also granted an option exercisable for 278,000 shares of the Company's common stock and 278,000 Series G warrants at an exercise price of $139,000. This option was exercised in exchange for a common stock subscription receivable in September 2001.

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

         In addition to the foregoing, certain investors in the April Offering were granted rights to provide future funding to the Company through the purchase and sale of common stock and Series H warrants (the "Subsequent Units").

         In July 2001, the Company entered into loan agreements (the "Loans") with certain investors (the "Bridge Investors") to provide bridge financing. Under the terms of the Loans, the Bridge Investors agreed to lend the Company an aggregate of $1,500,000. As of September 30, 2001, the Company had received $1,137,946 in cash along with $171,054 in notes receivable. The Loans accrued interest at the rate of 12 percent per annum and were due and payable in a single balloon payment on the earlier of (i) November 20, 2001, as amended, or
(ii) the date the Company received an equity investment of at least $4,000,000 (an "Equity Financing") (See Note 8).

         The Loans were secured by (i) the bank account that held the loan proceeds prior to their disbursement; (ii) all license fees, revenues and other proceeds earned or received by the Company pursuant to its 1999 Development and License Agreement, as amended, by and between Safety Syringe Corporation, a subsidiary of the Company, and Kendall; (iii) the patent application entitled, Safety Shield For Medical Needles, Serial No. 09/809,357, filed March 15, 2001, including, without limitation, the inventions and improvements described and claims therein; and (iv) all other cash and non-cash proceeds and products of the foregoing, including (without limitation) any rights pursuant to its agreements with any other party relating thereto.

         The Loans were convertible, at each Bridge Investor's option, on the closing date(s) of the Equity Financing, into the securities offered in the Equity Financing. Upon such conversion, the participating Bridge Investors would receive the same number and type of securities the Bridge Investor would have received in the Equity Financing had the Bridge Investor first invested in the Equity Financing at an amount equal to the outstanding loan amounts on the conversion date. As discussed in Note 8, the principal amount owing on the Loans was converted as part of an Equity Financing, all accrued interest paid, and the related security interests terminated.

(7) RELATED-PARTY TRANSACTIONS

         In February 2000, the Company entered into a letter agreement with Rubicon International Limited (Rubicon) to receive certain financial advisory services. Certain of the principals of Rubicon and the persons expected to perform service on behalf of Rubicon under the letter agreement are Company stockholders. Subject to certain limitations, in the event that the Company entered into a financing transaction related to the letter agreement (other than a refloatation) Rubicon would have been entitled to compensation of up to 2.5 percent of the consideration received by the Company in such a transaction. Subject to certain limitations, in the case of a refloatation (i.e., listing or quotation of the Company's common stock on a recognized European stock exchange and, in the event the Company initially goes private, on the Nasdaq SmallCap or National Market System) then Rubicon would have been entitled to a fee of up to
2.5 percent of the undiluted market value of the Company's common stock calculated on a 20-day average stock price beginning on the five month anniversary of such refloatation.

         In September 2001, the Company and Rubicon entered into an agreement whereby Rubicon was issued 200,000 shares of the Company's common stock valued at $156,000 using the quoted market price on that date in exchange for the cancellation of the Rubicon agreement and a mutual release of any and all claims pertaining to the Rubicon agreement.

(8) SUBSEQUENT EVENTS

         The Company held its annual meeting of stockholders on November 6, 2001, for the purpose of (i) electing one member of the Board of Directors; (ii) to approve the Series A Preferred Stock Purchase Agreement to which the Company is a party, dated as of October 5, 2001, and the sale by the Company of up to 21,834,060 shares of Series A Preferred Stock to certain investors, including Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P. (which parties will collectively purchase approximately 70% of the Series A Preferred Stock and are hereinafter referred to as "Galen"); (iii) to amend the Company's Certificate of Incorporation to increase the number of authorized shares from 55,000,000, comprised of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock, to 100,000,000 authorized shares, comprised of 70,000,000 shares of common stock and 30,000,000 shares of preferred stock, 21,834,060 of which shares shall be designated as Series A

Preferred Stock; and (iv) to approve the Specialized Health Products International, Inc. 2001 Stock Option Plan. The foregoing proposals were approved..

         Pursuant to the terms of the Preferred Stock Agreement, on November 7, 2001 the Company issued to Galen and the Bridge Investors a total of 10,917,030 shares of Series A Preferred Stock for an aggregate purchase price of $5,000,000, or $.458 per share. Galen purchased its shares for cash and the Bridge Investors purchased their shares by exchanging the principal amount owing on the Loans ($1,500,000). On the closing date, the Company paid the Bridge Investors the amount of accrued interest on the Loans prior to their cancellation and the related security interest held by the Bridge Investors was terminated. Subject to adjustment upon the happening of certain events, the shares of Series A Preferred Stock are immediately convertible into the same number of shares of the Company's common stock.

         The Preferred Stock Agreement also provides that certain investors have the right to acquire an additional 10,917,030 shares of Series A Preferred Stock for $5,000,000, or $.458 per share, during the twelve months following the initial closing date (November 7, 2001).

         As a condition precedent to the sale of the Series A Preferred Stock, all of the Company's outstanding Series G warrants and all rights to acquire Subsequent Units were terminated. In consideration for the termination of these securities, the Company issued to holders of the Series G warrants (immediately prior to cancellation there were outstanding Series G warrants exercisable for 3,923,204 shares of common stock) 784,638 shares of common stock. No additional consideration was given in connection with the cancellation of the Subsequent Unit rights.

         On the initial closing date of the Preferred Stock Agreement, the number of Directors was increased to a total of seven members. In connection therewith, (i) Mr. David Jahns, Mr. Stephen Shapiro and Mr. Jeffrey Soinski were appointed to fill the vacancies created by reason of the increase in the number of authorized Board members, (ii) the term of Mr. Jahns expires at the Company's 2002 annual meeting of stockholders and the terms of Mr. Shapiro and Mr. Soinski expire at the Company's 2004 annual meeting of stockholders and (iii) Mr. Jahns and Mr. Shapiro were appointed as the designees of the holders of the Series A Preferred Stock. Dr. Guy Jordan was also elected to the Board of Directors at the annual stockholder meeting held on November 6, 2001 for a term expiring at the 2004 annual meeting of stockholders. Messrs. Walker, Jahns and Dr. Jordan were appointed to the Company's audit committee and Messres. Shapiro and Jahns and Dr. Jordan were appointed to the Company's compensation committee.

         On November 7, 2001, the Company and Mr. Soinski entered into an employment agreement whereby Mr. Soinski was hired as the Company's President and Chief Executive Officer, replacing Mr. David Robinson. It is anticipated that Mr. Soinski will assume those duties effective December 10, 2001. Prior to December 10, 2001, Dr. Donald D. Solomon, the Company's Vice-President, COO and CTO will serve as the acting CEO. The employment agreement with Mr. Soinski provides that (i) Mr. Soinski receive a salary of $240,000 per year in addition to performance based bonuses; (ii) Mr. Soinski receive stock options to acquire
2.5 million shares of the Company's common stock at market value on the date of grant which stock options vest over a four-year period ; (iii) Mr. Soinski be reimbursed for relocation expenses in an amount not to exceed $75,000; (iv) Mr. Soinski is entitled to vacation pay and health insurance; (v) the Company will provide Mr. Soinski with term life insurance in an amount equal to twice Mr. Soinski's annual base salary; (vi) Mr. Soinski's employment contract may be terminated at any time by the Company; (vii) if the employment of Mr. Soinski is terminated by reason of disability, death or for cause, his salary and benefits (except as otherwise required by law) will terminate as of the date of termination; (ix) if Mr. Soinski is terminated for reasons other than disability, death or for cause, then Mr. Soinski's salary and medical benefits will continue for a period of 18 months from the date of termination and his other benefits will cease as of the date of termination.

         In November 2001, the Company granted stock options exercisable at the quoted market price for 4,584,690 shares of common stock. The options vest over various periods ranging from three to four years. Mr. Soinski received options exercisable for 2,500,000 shares, outside directors received options exercisable for 700,000 shares, Dr. Solomon received options exercisable for 600,000 shares, Mr. Evans received options exercisable for 400,000 shares and other employees of the Company received options exercisable for 384,690 shares.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes and Management's Discussion and Analysis or Plan of Operation for the year ended December 31, 2000. Wherever in this discussion the term "Company" is used, it should be understood to refer to Specialized Health Products International, Inc. ("SHPI") and its wholly owned subsidiaries, Specialized Health Products, Inc., Specialized Cooperative Corporation and Safety Syringe Corporation, on a consolidated basis, except where the context clearly indicates otherwise.

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

         In accordance with accounting principles generally accepted in the United States, the Company has expensed all research and development costs and has incurred cumulative losses from operations since its inception. The Company's balance sheet does not reflect any value that may be attributable to its intellectual property. To date, development expenditures have resulted in the ownership of in excess of 90 patent and patent applications worldwide and the creation of 19 different and unique safety needle technologies that have application to almost all medical needles used today, including: syringe, prefilled syringe, IV catheter, catheter introducers, winged needle sets for infusion and collection, phlebotomy devices, Huber needles, plasma apheresis sets, dialysis sets, blood donor sets, Seldinger needles, epidural and spinal needles, lancets, as well as additional specialty needle devices. Agreements are in place for 13 safety needle products with four leading global medical device companies: Kendall, BD, Bard, and Merit. These four license agreements have generated in excess of $5,570,000 of pre-production payments and in excess of $2,825,000 in development fee payments to the Company. The agreements with Kendall and Merit are projected to generate further revenues from the sale of patents, development fees, advanced royalties and royalties based on product sales. The Kendall Agreement provides for additional development fees on projects developed at Kendall's request or in conjunction with its development efforts. With the exception of the Bard Agreement, Company revenues under these arrangements are largely dependent on the launch and sale of product. The projected product launch dates are at the discretion of the Company's strategic partners and there can be no assurance that products will be launched or that they will be launched when anticipated.

         The Company plans to continue its focus on the following four areas of activity during the remainder of 2001 and 2002: (1) the launch of safety needle products through its strategic partners on an exclusive basis, (2) the launch of an additional safety needle product on a non-exclusive basis through joint venturing and partnering with original equipment manufacturers, (3) the development of incremental revenues related to design and development agreements with licensing partners and (4) the generation of added revenues through the further development and licensing and joint venturing of additional products.

         Product Launches through Exclusive Partners. During 2002, the Company's safety syringe is anticipated to be ready to launch by Kendall. Safety needle product launches projected in 2002 include a Seldinger safety needle to be sold by Merit for use by interventional radiologists and cardiologists. However, the product launch dates are at the discretion of the Company's strategic partners and there can be no assurance that product will be launched or that it will be launched when anticipated.

         Product Launch through Non-exclusive Partners. Based on the availability of financing, a Company safety Huber needle is expected to be launched in the first quarter of 2002. This safety product is expected to be marketed by the Company on an original equipment manufacturer ("OEM") basis through a distribution agreement entered into with Bard on a non-exclusive basis. The 510(k) was filed with the Food and Drug Administration ("FDA") and approved on November 13, 2001. There can be no assurance, however, that the Huber product will be launched when anticipated or at all.

         Development Revenue. The Company anticipates supplemental development revenue related to potential agreements that could be negotiated during the year. There can be no assurance, however, that the Company will generate additional revenues relating to the design and development of products or that the Company will be successful in entering into additional revenue generating agreements.

         Additional Safety Needle Products. The Company is discussing with several medical products companies additional potential product licensing agreements. The Company is pursuing OEM and joint venture agreements to supply products to the specialty needle markets.

Financial Position

         The Company had $232,721 in cash as of September 30, 2001. This represents an increase of $222,126 from December 31, 2000. Cash received in the nine months ended September 30, 2001 came largely from the receipt of a $100,000 upfront license fee from Merit and $2,123,839 in net cash provided from financing activities. The Company's working capital (deficit) as of September 30, 2001 was ($1,563,433) as compared to ($1,240,617) at December 31, 2000. This decrease in working capital was primarily due to the net effect of the repayment and conversion of $450,000 and $150,000, respectively, of notes payable and the issuance of convertible notes payable under the bridge financing agreement.

Three and Nine Months Ended September 30, 2001 and 2000

         During the three and nine months ended September 30, 2001, the Company had total revenues of $103,521 and $419,841, respectively, compared with $119,205 and $466,386 for the same periods in the prior year. During the three and nine months ended September 30, 2001, the Company recognized $0 and $58,580, respectively, in development fees under the JJM Agreement, $24,519 and $122,975, respectively, under the Kendall Agreement, and $79,002 and $238,286, respectively, in technology fees through the amortization of the upfront payments received under the agreements with Kendall and Merit.

         Research and development ("R&D") expenses were $430,039 and $1,261,199 for the three and nine months ended September 30, 2001, compared with $361,300 and $876,612 for the comparable periods of the prior year. The increase in the R&D expenses between the 2001 and 2000 periods resulted mainly from additional personnel costs and lower allocation of departmental costs to cost of revenues, as there was a significant decline in services attributable to development revenues. The Company's R&D efforts during the nine-month period ended September 30, 2001, focused on (i) development of several additional products utilizing the Company's medical safety needle technologies, (ii) completing prototype and single cavity production molds for the safety Huber needle and (iii) development of a new technology that has wide application to a variety of specialty needles.

         Selling, general and administrative expenses were $493,037 and $1,351,212 for the three and nine months ended September 30, 2001, compared with $661,009 and $1,585,292 for the comparable periods of the prior year. The decrease in the periods ended September 30, 2001, resulted mainly from reductions in consulting fees, travel costs, and personnel expenses relating in part to the Company having fewer employees during the 2001 period. In addition, the annual stockholders meeting for 2001 was held in the fourth quarter as compared to the second quarter of 2000 which results in a timing difference for the expenses of the meeting.

         Interest and other income was $2,020 and $13,462 for the three and nine month periods ended September 30, 2001, compared with $9,919 and $29,474 for the comparable periods of the prior year. The decrease for the periods ended September 30, 2001 is primarily from a reduction of funds on deposit during the period. Interest expense of $32,990 and $65,384 was incurred for the three and nine month periods ended September 30, 2001, compared with no interest expense for the comparable periods from the prior year. The interest expense was due to interest that accrued on notes payable and amounts payable to an employee.

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of equity securities, advanced royalties, development fees, technology and license fees and proceeds from the exercise of common stock options. The Company has generated $19,114,208 in net proceeds from financing activities from inception through September 30, 2001. The Company used net cash of $1,880,336 for operating activities during the nine months ended September 30, 2001. As of September 30, 2001, the Company's current liabilities totaled $2,042,908 and the Company had a working capital deficit of ($1,563,433).

         The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches for new safety needle products and the level of sales. As of September 30, 2001, the Company had accounts payable and accrued liabilities totaling $308,169 and current portion of deferred revenue of $425,739 . The Company is beginning to order components for the manufacture of its safety Huber needle product and has issued a number of purchase orders for molds and component parts. The total amount of all purchase order commitments to the safety Huber needle project as of November 12, 2001, is $159,610. Other than the purchase orders, at September 30, 2001, the Company had not committed to spend any material additional funds on capital expenditures.

         From time to time the Company is presented with new opportunities to design, develop, acquire or manufacture safety medical devices. In the event such opportunities arise, management and the Board of Directors could determine that the pursuit of such opportunities is in the best interest of the Company and its stockholders and may attempt to raise funding through the sale of securities for these purposes. The Company will also continue to pursue new arrangements with strategic partners that could generate additional development or licensing fees. There are no contractual arrangements in place that would provide for additional funding and there can be no assurance that the Company will be able to obtain additional funding if appropriate on commercially reasonable terms or at all.

         As of November 12, 2001, the Company had 750,000 other warrants (the "SHPI Warrants") outstanding which are exercisable for the same number of shares of common stock of the Company at $2.00 per share. The SHPI Warrants expire on December 31, 2002 (250,000 warrants) and June 30, 2004 (500,000 warrants). The exercise of all the warrants would result in an equity infusion to the Company of $1,500,000. As of November 12, 2001, the SHPI warrants are out of the money and there can be no assurance that any warrants will ever be exercised.

         As of November 12, 2001, the Company had granted stock options that are currently exercisable for 1,745,000 shares of common stock at exercise prices ranging between $1.00 and $2.625 per share. The exercise of all of such stock options would result in an equity infusion to the Company of $2,790,386. At November 12, 2001, 918,910 of the stock options are out of the money and there can be no assurance that any of the stock options will be exercised.

Recent Financing Activities

         In April 2001, the Company raised $1,420,000 through the private sale of common stock and Series G warrants (the "April Offering") to accredited and sophisticated investors. The April Offering closed on May 4, 2001. In the April Offering the Company sold units at $20,000 per unit. Each unit was comprised of 40,000 shares of the Company's common stock and Series G warrants to purchase an additional 40,000 shares of the Company's common stock at an exercise price of $0.75 per share. The Series G warrants were to expire with respect to one-fifth of the shares initially issuable upon exercise of the Series G warrants on each of the following dates: April 30, 2002, April 30, 2003, April 30, 2004, April 30, 2005 and April 30, 2006. The Company also granted an option exercisable for

278,000 shares of the Company's common stock and 278,000 Series G warrants at an exercise price of $139,000. This option was exercised in exchange for a common stock subscription receivable in September 2001.

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

         In addition to the foregoing, certain investors in the April Offering were granted rights to provide future funding to the Company through the purchase and sale of common stock and Series H warrants (the "Subsequent Units").

         In July 2001, the Company entered into loan agreements (the "Loans") with certain investors (the "Bridge Investors") to provide bridge financing. Under the terms of the Loans, the Bridge Investors agreed to lend the Company an aggregate of $1,500,000. As of September 30, 2001, the Company had received $1,137,946 in cash along with $171,054 in notes receivable. The Loans accrued interest at the rate of 12 percent per annum and were due and payable in a single balloon payment on the earlier of (i) November 20, 2001, as amended, or
(ii) the date the Company received an equity investment of at least $4,000,000 (an "Equity Financing"), as described below.

         The Loans were secured by (i) the bank account that held the loan proceeds prior to their disbursement; (ii) all license fees, revenues and other proceeds earned or received by the Company pursuant to its 1999 Development and License Agreement, as amended, by and between Safety Syringe Corporation, a subsidiary of the Company, and Kendall; (iii) the patent application entitled, Safety Shield For Medical Needles, Serial No. 09/809,357, filed March 15, 2001, including, without limitation, the inventions and improvements described and claims therein; and (iv) all other cash and non-cash proceeds and products of the foregoing, including (without limitation) any rights pursuant to its agreements with any other party relating thereto.

         The Loans were convertible, at each Bridge Investor's option, on the closing date(s) of the Equity Financing, into the securities offered in the Equity Financing. Upon such conversion, the participating Bridge Investors would receive the same number and type of securities the Bridge Investor would have received in the Equity Financing had the Bridge Investor first invested in the Equity Financing at an amount equal to the outstanding loan amounts on the conversion date. As discussed below, the principal amount owing on the Loans was converted as part of an Equity Financing, all accrued interest paid, and the related security interests terminated.

         On November 6, 2001, the Company's stockholders approved the issuance of shares of the Company's Series A Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), pursuant to a Series A Preferred Stock Purchase Agreement dated as of October 5, 2001 (the "Preferred Stock Agreement"), between the Company, Galen Partners III, L.P. ("GPLP"), Galen Partners International III, L.P. ("GPILP"), Galen Employees Fund III, L.P. ("GEFLP" and, together with GPLP and GPILP, "Galen"), and the Bridge Investors.

         Pursuant to the terms of the Preferred Stock Agreement, on November 7, 2001 the Company issued to Galen and the Bridge Investors a total of 10,917,030 shares of Series A Preferred Stock for an aggregate purchase price of $5,000,000, or $.458 per share. Galen purchased its shares for cash and the Bridge Investors purchased their shares by exchanging the principal amount owing on the Loans ($1,500,000). On the closing date, the Company paid the Bridge Investors the amount of accrued interest on the Loans prior to their cancellation and the related security interest held by the Bridge Investors was terminated. Subject to adjustment upon the happening of certain events, the shares of Series A Preferred Stock are immediately convertible into the same number of shares of the Company's common stock.

         The Preferred Stock Agreement also provides that certain investors have the right to acquire an additional 10,917,030 shares of Series A Preferred Stock for $5,000,000, or $.458 per share, during the twelve months following the initial closing date (November 7, 2001).

         As a condition precedent to the sale of the Series A Preferred Stock, all of the Company's outstanding Series G warrants and all rights to acquire Subsequent Units were terminated. In consideration for the termination of these securities, the Company issued to holders of the Series G warrants (immediately prior to cancellation there were outstanding Series G warrants exercisable for 3,923,204 shares of common stock) 784,638 shares of common stock. No additional consideration was given in connection with the cancellation of the Subsequent Unit rights.

License Agreements

         In September 2001, the Company and Bard entered into a distribution agreement (the "Agreement") for the non-exclusive right to promote, market, distribute and sell safety port access infusion sets (commonly referred to as Huber needle infusion sets), which are manufactured by the Company, to hospitals and group purchasing organizations. The Agreement excludes alternate sites such as homecare services, nursing homes, oncology centers, infusion centers, same day surgery centers, physician offices and clinics, non-hospital pharmacies and pain clinics. Bard paid $67,000 to the Company following execution of the Agreement. This payment will be recognized as revenues once services are rendered and 510(k) clearance from the Food and Drug Administration ("FDA") is received. Should the Company fail to receive 510(k) clearance from the FDA for the product, this payment must be reimbursed to Bard. The Agreement contains minimum purchase requirements for the first two years of the Agreement. In the event minimum purchase requirements are not met, Bard agreed to pay the Company an amount equal to the revenue shortfall multiplied by 80%. The Agreement is for two years and shall automatically renew for successive one-year terms unless terminated by Bard in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

         In January 2001, the Company and Merit entered into a License Agreement for the production of safety needle devices for angiographic guidewire introducers. Merit is a worldwide leader in interventional cardiology and radiology needles. The Company received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably by the Company over the estimated five year life of the Agreement. The Agreement provides that the Company will receive ongoing royalties, including minimum royalty payments beginning in 2002.

         In November 1999, the Company and Kendall entered into the Kendall Agreement for one application of the Company's needle technology in the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective March 29, 2000 upon obtaining the required approvals of Kendall and the Company. In April 2000, the Company received $1,500,000, less $35,044 representing the Company's share of certain patent filing costs, under the Kendall Agreement and will receive an additional $1,000,000 thirty months from the effective date of the contract or upon the sale of commercial quantities of products, whichever occurs first, in exchange for the Company assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related patents for one technology. The assignment of the patent rights to Kendall provides for the retention by the Company of an exclusive, royalty-free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for the Company to receive development fees and ongoing royalties, including a $500,000 advance royalty payment thirty months from the effective date of the contract or upon the sale of commercial quantities of products, whichever occurs first.

         In May 1997, the Company entered into an exclusive license agreement with BD BD for a single application of the Company's ExtreSafe(R) safety needle withdrawal technology. The Company will not be manufacturing product in connection with the license agreement. BD has exclusivity related minimum royalty obligations to the Company beginning in 2004. BD has indicated that it is unsure if or when product will be introduced and sold in the market under this agreement. BD has been unwilling to provide the Company with current information regarding the status of this product.

         In December 1997, the Company entered into a Development and License Agreement with JJM, which merged into Ethicon Endo-Surgery, Inc., a Johnson & Johnson company, to commercialize two applications of the Company's safety needle technologies. The JJM Agreement provided that the Company and JJM would seek to commercialize two products using the Company's safety medical needle technologies. On April 3, 2001, the Company received notice from Ethicon Endo-Surgery, Inc. that the JJM Agreement was being terminated pursuant to a contract provision that provided for termination upon 90 days notice. Ethicon Endo-Surgery, Inc. stated that higher gross profit returns had been imposed on all divisions' products and, as the higher returns could not be achieved, Ethicon therefore made the decision not to enter the blood collection market. The Company subsequently negotiated an effective termination date of April 17, 2001, thereby enabling the Company to begin negotiation with potential new partners for the blood collection devices that were the subject of the JJM agreement. While those discussions are progressing favorably, there can be no assurance that the Company will successfully consummate an agreement with respect to these products.

         In connection with the agreements described above, all product introductions are scheduled and controlled by the Company's distribution and license partners. There is no assurance that products will be launched as anticipated or that the Company will realize future revenues in excess of any minimum purchase/royalty commitment from these agreements.

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

Forward-Looking Statements

         When used in this Form 10-QSB, in filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements specifically include, but are not limited to, launch dates for licensed products, dates upon which royalty payments will be received by the Company, the generation of royalty revenues from our licensees, acceptance of safety products by health care professionals, plans to rely on joint venture partners to pursue commercialization of products that are subject to license and/or distribution arrangements, expectations regarding the ability of the Company's products to compete with the products of its competitors, acceptance of Company products by the marketplace as cost effective, factors affecting the ability of licensees to sell licensed products, sufficiency of available resources to fund operations, plans regarding the raising of capital, the size of the market for safety products, plans regarding sales and marketing, strategic business initiatives, intentions regarding dividends and the launch dates of our licensed products.

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for Company products or for safety products generally, a determination of one or more licensees or distribution partners to focus their marketing efforts on products other than those developed by the Company, the inability to license or enter into joint venture or similar arrangements regarding Company products that are not being commercialized, competitive products and pricing, delays in introduction of products licensed by the Company due to manufacturing difficulties or other factors, difficulties in product development, commercialization and technology, changes in the regulation of safety healthcare products, a failure to timely obtain FDA or other necessary approval to sell future products and other risks. See "Item 6 -Risk Factors" in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 2000 for additional discussion and disclosure. If and when product sales commence, sales may not reach the levels anticipated. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         In July 2001, the Company entered into secured loan agreements (the "Loans") with certain accredited and sophisticated investors (the "Bridge Investors") to provide bridge financing. Under the terms of the Loans, the Bridge Investors lent the Company an aggregate of $1,500,000. The Loans accrued interest at the rate of 12 percent per annum and were due and payable in a single balloon payment on the earlier of (i) November 20, 2001, as amended, or
(ii) the date the Company received an equity investment of at least $4,000,000 (an "Equity Financing"). The issuance of the Loans was exempt from registration under Sections 4(2) of the Securities Act of 1933 and pursuant to Rule 506 as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with the transaction.

         On September 7, 2001, certain accredited and sophisticated investors exercised an option to acquire 278,000 shares of the Company's common stock and Series G warrants exercisable for 278,000 shares of common stock in consideration for $139,000. The issuance of the shares and Series G warrants was exempt from registration under Sections 4(2) of the Securities Act of 1933 and pursuant to Rule 506 as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with the transaction.

Item 3.  Defaults Upon Senior Securities.

         Not applicable

Item 4.  Submission of Matters to a Vote of Securityholders.

         The Company held its annual meeting of stockholders on November 6, 2001, for the purpose of (i) electing one member of the Board of Directors; (ii) to approve the Series A Preferred Stock Purchase Agreement to which the Company is a party, dated as of October 5, 2001, and the sale by the Company of up to 21,834,060 shares of Series A Preferred Stock to certain investors, including Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P. (which parties will collectively purchase approximately 70% of the Series A Preferred Stock); (iii) to amend the Company's Certificate of Incorporation to increase the number of authorized shares from 55,000,000, comprised of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock, to 100,000,000 authorized shares, comprised of 70,000,000 shares of common stock and 30,000,000 shares of preferred stock, 21,834,060 of which shares shall be designated as Series A Preferred Stock; and (iv) to approve the Specialized Health Products International, Inc. 2001 Stock Option Plan.

         The foregoing proposals were approved as follows: (i) Dr. Guy J. Jordan, the Company's nominee for election to the Board of Directors, received 10,904,776 votes in favor of his election; (ii) 10,885,576 shares were voted for the approval of the Series A Preferred Stock Purchase Agreement, 14,000 shares were voted against the proposal and 5,200 shares abstained from voting on the proposal; (iii) 10,896,506 shares were voted for the approval of the amendment to the Company's Certificate of Incorporation, 3,070 shares voted against the proposal and 5,200 shares abstained from voting on the proposal; and (iv) 10,797,006 shares were voted for the approval of the Specialized Health Products International, Inc. 2001 Stock Option Plan, 101,570 shares were voted against the proposal and 6,200 shares abstained from voting on the proposal.

Item 5.  Other Information.

         In November 2001, the Company granted stock options exercisable at the quoted market price for 4,584,690 shares of common stock. The options vest over various periods ranging from three to four years in length. Mr. Soinski received options exercisable for 2,500,000 shares, outside directors received options exercisable for 700,000 shares, Dr. Solomon received options exercisable for 600,000 shares, Mr. Evans received options exercisable for 400,000 shares and other employees of the Company received options exercisable for 384,690 shares.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit Index:


EXHIBIT NO.                       DESCRIPTION OF EXHIBIT

3(i).1 Restated Certificate of Incorporation of the Company, dated November 6, 2001.

3(i).2 Certificate of Designations, Preferences and Limitations of Series A Preferred Stock, dated November 6, 2001 (Incorporated by reference to Exhibit 3(i) of the Company's Current Report on Form 8-K, dated November 7, 2001).

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

10.1              Employment Agreement with Mr. Jeff Soinski, dated
                  November 8, 2001.

10.2 Employment Agreement with Dr. Donald D. Solomon (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB, dated December 31, 2000).

10.3 Employment Agreement with Mr. Paul S. Evans (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB, dated December 31, 2000).

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

10.9              Specialized Health Products International, Inc. 2001 Stock
                  Option Plan

10.10 Series A Stock Purchase Agreement, dated October 5, 2001, by and between the Company and the investors identified therein (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated November 7, 2001).

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT

10.11 Investors' Rights Agreement, dated October 5, 2001, by and between the Company and the investors identified therein (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, dated November 7, 2001).

10.12 Distribution Agreement, dated September 17, 2001, by and between the Company and Bard Access Systems, Inc. (certain portions of the agreement were omitted from the exhibit pursuant to a request for confidential treatment).

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.



Date:11/16/01                  By    /s/ Donald D. Solomon
                                   --------------------------------------------
                                    Dr. Donald D. Solomon
                                    Acting Chief Executive Officer and Director




Date: 11/16/01                 By     /s/ Keith L. Merrell
                                   --------------------------------------------
                                    Keith L. Merrell
                                    Chief Financial Officer