Form 10KSB
period 2001-12-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2002-03-28
CIK 790228

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB


                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                                December 31, 2001

                             Commission file number
                             ----------------------
                                     0-26694

                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                       93-0945003
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
      incorporation)

                   585 West 500 South, Bountiful, Utah 84010
                   -----------------------------------------
                    (Address of principal executive offices)

                                 (801) 298-3360
               --------------------------------------------------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenue for its most recent fiscal year was $520,074

         The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of March 15, 2002 was approximately $24,352,000.

                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2001




                                     PART I

Item 1.  Description of Business.............................................3
Item 2.  Description of Property............................................13
Item 3.  Legal Proceedings..................................................13
Item 4.  Submission of Matters to a Vote of Security Holders................13


                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........15
Item 6.  Management's Discussion and Analysis or Plan of Operation..........17
Item 7.  Financial Statements...............................................27
Item 8.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosures........................................27


                                 PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act................28
Item 10. Executive Compensation.............................................30
Item 11. Security Ownership of Certain Beneficial Owners and Management.....34
Item 12. Certain Relationships and Related Transactions.....................36
Item 13. Exhibits and Reports on Form 8-K...................................36

                           Forward-Looking Statements

         When used in this Form 10-KSB, in our filings with the Securities and Exchange Commission ("SEC"), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements specifically include, but are not limited to, launch dates for licensed products; dates upon which we will receive royalty payments, the generation of royalty revenues from our licensees; acceptance of safety products by health care professionals; plans to rely on our joint venture partners to pursue commercialization of licensed products; expectations regarding the ability of our products to compete with the products of our competitors; acceptance of our products by the marketplace as cost effective; factors affecting the ability of licensees to sell licensed products; sufficiency and timing of available resources to fund operations; plans regarding the raising of capital; the size of the market for safety products; plans regarding sales and marketing; strategic business initiatives; intentions regarding dividends and the launch dates of our licensed products.

         We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for our products or for safety products generally, a determination of one or more licensees to focus their marketing efforts on products other than those licensed from us; the inability to license or enter into joint venture or similar arrangements relating to products that are not being commercialized, competitive products and pricing, delays in introduction of products licensed by us due to manufacturing difficulties or other factors; difficulties in product development, commercialization and technology, changes in the regulation of safety healthcare products, a failure to timely obtain Food and Drug Administration ("FDA") or other necessary approval to sell future products and other risks set forth in Item 6 "Risk Factors" and elsewhere herein. If and when product sales commence, sales may not reach the levels anticipated. As a result, our actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

Item 1. Description of Business

Overview

         We design, develop, manufacture, and license cost-effective, innovative safety healthcare products that minimize the risk of accidental needle sticks, which are a leading cause of the spread of blood-borne diseases such as human immunodeficiency virus and autoimmunodeficiency syndrome ("HIV/AIDS") and hepatitis B virus ("HBV") and hepatitis C virus ("HCV"). We have 20 highly differentiated, patented safety needle technologies. These technologies apply to almost all medical needles used today including: syringe, prefilled syringe, IV catheter, Seldinger, PICC introducer needles, winged needle sets, blood collection, epidural, spinal, plasma apheresis sets, dialysis sets, Huber, biopsy, laparoscopy, lancets and other specialty needles.

         Our business model is to enter into licensing, original equipment manufacturing ("OEM") supply, or distribution agreements for our products, rather than engage in direct sales or marketing of products to end-users on our own. We have entered into product agreements relating to specific technologies and product lines with The Kendall Company ("Kendall"), a division of Tyco Healthcare Group LP, Merit Medical Systems, Inc. ("Merit") and Bard Access

Systems, Inc. ("Bard"). Additional discussions are ongoing with potential partners for several other product applications of our proprietary technologies.

         We recently restructured our management team and board of directors following a private placement of preferred stock to Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P. (collectively, "Galen Partners") and other accredited investors. In conjunction with the investment, we recruited a new president and CEO and appointed five new members to our board of directors. Our new leadership team is highly experienced in both the health care and medical safety product sectors. See Item 9 "Directors, Executive Officers, Promoters and Control Persons." We believe this leadership team has the entrepreneurial leadership, strategic guidance and industry experience necessary to efficiently realize our market potential.

         Our primary objective is to be the leader and innovator in disposable medical safety sharps products, with an initial focus on safety medical needles. We will seek to commercialize products providing the following features and benefits:

         o        Excellent functionality for the intended medical use;

         o Similar or enhanced clinical technique versus conventional product offerings;

         o Comparable, improved or additional ancillary patient benefits (e.g., comfort, convenience, etc.);

         o Efficient/low cost manufacturability to provide attractive margins at a reasonable price to the end user; and

         o Superior safety technology to prevent accidental exposure to blood-borne pathogens.

         We see a significant and growing market opportunity for our medical safety needle products. The current U.S. market for disposable medical needles is well in excess of $1 billion. Most of this market is directly impacted by recent state and federal safety legislation, culminating in the Needlestick Safety and Prevention Act, which was signed into federal law in November 2000, and became effective in April 2001. This law requires healthcare employers to review new safety needle products and mandates their usage by employees. As various government agencies increase their efforts to monitor compliance and better designed safety products become available at reasonable pricing, we anticipate that conversion to safety products will continue to accelerate. Demand for safety needle products in the U.S. is currently projected to exceed supply by two to three years.

         While foreign safety needle legislation lags that of the U.S., certain countries, such as France, have already demonstrated an interest in increasing efforts to protect their healthcare workers in a similar manner. As these efforts continue, we expect foreign demand for medical safety needle products to continue to expand.

Our Products

         General

         We own 19 U.S. patents and have over 90 U.S. patents and international patent applications pending which protect our 20 highly differentiated, patented safety needle technologies. These patents provide the basis for a wide range of safety needle products. Under our new leadership, we expect to initially focus on the following products that are currently under development.

         Safety Syringe Needles

         There is significant risk of accidental needlesticks during syringe needle use. Generally, the use of a needle for a medical procedure involves removing a needle cap just prior to performing the procedure. In the past, medical personnel attempted to achieve protection from accidental needlesticks by replacing the needle cap after performing a procedure, but a high number of accidental needlesticks related to needle cap replacement resulted in such practices being prohibited by the Centers for Disease Control ("CDC"). Some medical personnel began using needles and syringes having sheaths that could be extended over the exposed needle after a procedure. Our safety needle eliminates the need to perform dangerous recapping techniques with a built-in safety device that covers the needle after use. Our safety syringe needle conforms to current user technique and is low-cost, intuitive, and easy-to-use. This product line will compete in the $260 million U.S. safety needle and syringe market.

         Our first safety syringe needle products are currently being developed for market with Kendall, a division of Tyco Healthcare Group LP and the second leading marketer of syringe needles. In November 1999, we entered into a Development and License Agreement (the "Kendall Agreement") with Kendall relating to the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective in March 2000. In April 2000, we received $1,464,956 under the Kendall Agreement and will receive an additional $1,000,000 thirty months from the effective date of the contract or upon the sale of commercial quantities of products, whichever occurs first, in exchange for our assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related U.S. patents and their progeny for a technology. The assignment of the patent rights to Kendall provides for our retention of an exclusive, royalty-free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for us to receive development fees and ongoing royalties, including a $500,000 advance royalty payment 30 months from the effective date of the contract or upon the sale of commercial quantities of products, whichever occurs first.

         Kendall has received 510(k) clearance from the FDA and anticipates launching the safety syringe needle in 2002.

         Safety Huber Needle Devices

         Our LiftLoc(TM) Safety Infusion Set is a Huber type needle with an integral safety needlestick prevention feature. This product is designed for use with a vascular access infusion system (used to infuse fluids, drugs, or for blood sampling) and is specifically designed to access surgically implanted subcutaneous vascular ports on a repeated basis. Patients with implanted ports require access by Huber needles frequently over six months to a year. A major cause of accidental needlestick injuries to healthcare workers from Huber needles is due to the "rebound effect," which occurs during needle withdrawal from the implanted port. This needle presents a high risk for transmission of blood-borne pathogens, since it is hollow-bore and potentially blood-filled at the time of removal.

         Our LiftLoc(TM) Safety Infusion Set conforms to user technique and reduces this risk by locking the needle into a protective sheath, thus preventing the rebound effect from occurring and reducing the risk of accidental needlestick injury. The product is packaged with a unique patient comfort pad accessory product. This product line will compete in the $46 million U.S. Huber needle market.

         Our new LiftLoc(TM) safety Huber needle product will be distributed in the hospital market by Bard Access Systems, Inc., a division of C. R. Bard, Inc., the leading multinational developer, manufacturer and marketer of healthcare products in the field of implanted ports that are accessed using Huber needles. They are also a market leader in the fields of vascular, oncology, urology and surgical specialty products. We have entered into a Distribution Agreement (the "Bard Agreement") with Bard whereby Bard acquired the non-exclusive right to promote, market, distribute and sell our LiftLoc(TM) Safety Infusion Set, which we manufacture, to hospitals and group purchasing organizations. The Bard Agreement excludes alternate sites such as homecare services, nursing homes, oncology centers, infusion centers, same day surgery centers, physician offices and clinics, non-hospital pharmacies and pain clinics. Under the terms of the agreement, we will sell finished product to Bard, and Bard is subject to minimum purchase requirements. The Bard Agreement is for a two year period which automatically renews for successive one-year terms unless terminated by Bard in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

         We received 510(k) clearance from the FDA for this unique device in the fourth quarter of 2001. Our LiftLoc(TM) Safety Winged Infusion Set is now in final evaluation studies prior to launch.

         Safety Blood Collection (Phlebotomy) Devices

         The present method for drawing large amounts of blood from patients for blood tests involves insertion of a needle, which is attached to a barrel, into a blood vessel. Blood is then obtained by way of vacuum pressure, most often into a small evacuated tube-like container inserted into the barrel. After blood is drawn, the needle is manually removed from the patient. While the healthcare worker continues attending to the patient, the collection tube, barrel and needle are often placed on a tray, bed, table or otherwise set aside. Afterward, the needle is usually unscrewed from the barrel and discarded into a sharps container, while the barrel is often used again with another patient (which increases the risk of cross contamination).

     We are currently developing a family of safety phlebotomy device products. Our safety phlebotomy device has a unique, one-piece injection molded barrel with an integral safety needlestick prevention feature. Since the blood collection barrel is integral to the needle assembly, our safety phlebotomy device ensures that a new barrel is used for each patient. Our product offers easy one-handed activation and has been highly rated in market acceptance studies. The FDA has already granted 510(k) clearance for marketing this device, which will compete in the $130 million U.S. phlebotomy needle market. We are currently engaged in active licensing discussions on this product line.

         Safety Prefillable Syringe Devices

         Prefillable syringes are a significant drug delivery modality. In addition, they offer a method for delivering many of today's new drugs, which cannot be formulated into a solid form or even a stable liquid for injection. Typically, the prefillable syringe is made of glass to ensure appropriate shelf life and inertness to the drug, which is stored in the syringe. Prefillable syringes are used to deliver drugs in a variety of forms, including liquids, gels, lyophilized (freeze-dried) drugs, or a combination of liquid and dry in a multiple chamber prefill syringe.

         We believe that this area represents a major new market opportunity for us, and we are currently developing a device that is adaptable to a wide variety of prefillable syringes. This product provides intuitive one-handed activation. Additionally, the product is designed for easy integration into pharmaceutical manufacturing. The product can be applied to the prefilled syringe after filling and before final packaging. This minimizes capital investment and speeds integration. We anticipate filing a 510(k) application with the FDA for this device in 2002. We are currently engaged in active discussions for our first agreement on this product line.

         Safety Long Specialty Needle Devices

         We have a significant program for developing safety solutions for long specialty needles which are used across a wide range of medical disciplines, such as: anesthesiology, oncology, radiology, and cardiology. These needles include epidural, spinal, Seldinger, Chiba, biopsy, and others. Since these needles are typically long, they present unique challenges for developing an effective safety system that does not interfere with clinical technique. We are developing long needle safety technologies that we believe effectively address these problems. These products will compete in the $165 million U.S. long specialty needle market.

         We have entered into a License Agreement (the "Merit Agreement") with Merit relating to the production of safety needle devices for angiographic guidewire introducers. Merit is a worldwide leader in interventional cardiology and radiology needles. We received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably by us over the estimated five-year life of the Merit Agreement. The Merit Agreement provides that we will receive ongoing royalties, including minimum royalty payments beginning in 2002. Other long needle applications are in development.

         Safety Steel Needles

         Generally, safety steel needle products are used for small needle access for fluid infusion and blood collection. Safety steel needle products are often referred to as winged infusion sets. Most safety steel needle products that are currently commercially available require two hands to encase a needle after use. We are developing two products for market, a blood collection device and a fluid infusion device, that permit single-handed needle retraction and do not interfere with clinical technique. This product line will compete in the $80 million U.S. safety steel needle set market for blood collection and infusion.

         Safety Catheter Introducers

         Catheter introducers are devices that insert catheters into veins or other areas of the body using a catheter insertion needle to allow blood or other fluids to be removed from or delivered into the patient's body. Contemporary catheter use has problems similar to those faced in drawing blood. Inserting a catheter involves a percutaneous (i.e., through the skin) needlestick followed by threading the catheter over the needle into a patient's vein or artery. This method can be unsafe in two respects. First, when the needle is pulled out of the catheter, there is often a discharge of blood that could contaminate the healthcare worker. Second, inadvertent needlesticks can occur when the needle is withdrawn from the catheter, because, in some instances, the needle is temporarily left exposed while the healthcare worker tends to the patient. We are developing safety needle technologies for catheter insertion that provide passive needle protection in an intuitive design that is integral to the catheter introducer.

Industry

         Market

         Healthcare is one of the largest industries in the world and grows larger each year. Healthcare worker and patient safety continue to be high priority, high profile issues. Healthcare workers in the U.S. use about 6 billion needles and suffer an estimated 800,000 injuries from accidental needlesticks and other sharps annually. Accidental needlesticks are the cause of nearly 80% of all occupationally acquired diseases, including HBV, HCV, HIV/AIDS, diphtheria, gonorrhea, typhus, herpes simplex virus, malaria, syphilis and tuberculosis. Recent federal and state legislation in conjunction with increased awareness of these statistics is projected to spur significant growth in the safety needle and syringe market, as sales are converted from the traditional disposable needle and syringe market.

         User efficiency and cost effective solutions are being sought with increasing demand. Our products target this market segment. Non-safety products today compete primarily on price. Although our strategy includes being price competitive with other safety devices, we also seek to compete on the basis of healthcare worker safety, ease of use, reduced cost of disposal, patient comfort and compliance with Occupational Safety and Health Administration ("OSHA") regulations while paying close attention to manufacturing cost. We believe that when all indirect costs (needle disposal, testing, labor savings and costs, treatment and workers compensation expense) are considered, our products will compete effectively both with "traditional" products and with the safety products of our competitors.

         Accidental Needlestick Injuries

         Needles for hypodermic syringes, phlebotomy sets, intravenous catheters, safety steel needles and specialty medical needles are necessary to inject drugs and other fluids into the body and for drawing blood and other fluids from the body. Hypodermic needles are used for the injection of drugs, phlebotomy sets are used for the drawing of blood, catheters, butterfly needles and specialty needles are used for access to patient vessels. There is an increasing awareness of the potential danger of infections and illnesses that result from accidental needlesticks and of the need for safer needle devices to reduce the number of accidental needlesticks that occur.

         It is estimated that at least 1,000 healthcare workers annually contract serious infections from accidental needlestick and sharps injuries in the U.S. Estimates also suggest that safety needle devices may prevent more than 80% of all needlestick injuries. Testing and treatment of needlestick injuries costs the U.S. healthcare system between $750 million and $1 billion each year. The average cost of treating a needlestick injury not resulting in the transmission of a disease is between $450 and $800 per incident, which only considers the direct costs associated with HBV, HCV and HIV screens and employee health time. According to the American Hospital Association, a single case of serious blood-borne pathogen infection can cost more than $1 million in expenses for follow-up testing, lost work time and disability payments. Even if no infection occurs as a result of the injury, the average cost of treating a high-risk exposure is about $3,000 per needlestick. According to the CDC, the 1998 infection rate following a single needlestick injury with a contaminated needle or other sharp was between 6% and 30% for HBV, 0.5% and 2% for HCV, and about 0.3% for HIV. 85% of the healthcare workers infected with HCV become chronic carriers of the virus. Treatment of HCV is very expensive, averaging $1,700 per month. Treatment for HIV is also expensive, with costs averaging up to $6,000 per month. There are presently about 54 documented cases of healthcare workers who have acquired HIV as a result of their occupation, with an estimated 35 new cases reported each year.

         While we expect recent government regulations to dramatically increase conversions to safety products in the future, the greatest obstacle to conversion may be adequate supply and availability of safety products. We believe that pressure is increasing from the government and private sectors for the healthcare industry to develop medical devices that will provide a safer working environment for healthcare and related workers and patients. Our products are intended to address the demand for medical devices that reduce the risk of accidental exposure to blood-borne diseases.

         Legislative Response

         National safety regulations have highlighted the demand for safety medical devices. The Needlestick Safety and Prevention Act was signed into federal law in November 2000, and became effective in April 2001. Seventeen U.S. states have passed safety legislation requiring the use of safety needle products. OSHA also issued a national directive in November 1999 requiring use of safety medical devices, then revised the order in November of 2000 to comply with the Needlestick Safety and Prevention Act. This order requires healthcare employers to review new safety products and mandates their use by employees. Various government agencies now monitor hospitals and clinics for compliance. We believe these developments will positively affect our ability to commercialize our products.

Our Strategy

         Our primary objective is to be the leader and innovator in disposable medical safety sharps products, with an initial focus on safety medical needles. We are seeking to accomplish this objective by capturing significant market share of targeted product segments, broadening existing product lines, developing new products and seeking additional market opportunities.

         Our business model is to enter into licensing, OEM supply, or distribution agreements for our products, rather than engage in direct sales or marketing of products to end-users on our own. OEM arrangements are our preferred business relationship for low volume/high margin products. Out-licensing opportunities will be pursued for high volume/low margin products where efficient/low cost manufacturing would be unfeasible at a contract manufacturer, or when a large capital investment is required to scale-up manufacturing. In certain circumstances, where we are providing a component, but not finished goods, or an exclusive arrangement is provided, we will pursue a combination of an OEM manufacturing relationship and licensing-based royalty arrangements.

Marketing and Sales

         Because we focus on the design, development, manufacture, and license of cost-effective, innovative safety healthcare products, we are not engaged in the marketing and sale of our products directly to health care professionals. Our current marketing efforts primarily focus upon identifying market leaders in the pharmaceutical and medical device industries who may sell and distribute our products after manufacture, license our products for sale, distribute or incorporate our safety applications in their existing products or some combination of the foregoing. As our partners bring products to market, we intend to expand our marketing capabilities and activities to support their efforts in gaining widespread trial and acceptance of our product offerings.

Manufacturing and Facilities

         Products being developed under OEM supply or distribution agreements will be manufactured under our authority and supervision by a qualified contract manufacturer. In the first quarter of 2002, we began producing our LiftLoc(TM) Safety Infusion Set and Patient Comfort Pad at an ISO 9002 qualified contract manufacturer. Products subject to licensing agreements will be manufactured by our corporate partners. The materials used to produce our products are generally widely available. We do not anticipate difficulty in obtaining such materials.

         Our facilities include 17,273 square feet of leased space. Our primary use of the space is for offices. However, our facility also includes designated laboratory space for the development and testing of product prototypes. We also have a dedicated machine shop to support our product development activities.

Patents and Proprietary Rights

         Our policy is to seek patent protection for all developments, inventions and improvements that are patentable and which have potential value to us and to protect as trade secrets other confidential and proprietary information. We intend to vigorously defend our intellectual property rights to the extent our resources permit.

         We own 19 U.S. patents relating to our safety medical needle technologies. We have over 90 U.S. and international patents and patent applications pending. The patents referred to above first begin to expire in 2013.

         Our future success may depend upon the strength of our intellectual property. We believe that the scope of our patents/patent applications is sufficiently broad to prevent competitors from introducing devices of similar novelty and design to compete with our current products in development and that such patents and patent applications are or will be valid and enforceable. There is no assurance, however, that if such patents are challenged this belief will prove correct. In addition, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures which differ from those in the U.S. Patent protection in such countries may be different from patent protection provided by U.S. laws and may not be as favorable to us. We plan to file international patents in all countries in which we are seeking market share.

         We are not aware of any patent infringement claims against us. Litigation to enforce patents, to protect proprietary information, or to defend us against alleged infringement of the rights of others may occur. Such litigation would be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations and financial condition.

Research and Development

         We have devoted a substantial portion of our efforts to designing and developing healthcare products. To date, research and development expenditures have resulted in our ownership of, or right to, in excess of 109 patents and patent applications worldwide and the creation of 20 highly differentiated, patented safety needle technologies. These technologies apply to almost all medical needles used today including: syringe, prefilled syringe, IV catheter,

Seldinger, PICC introducer needles, winged needle sets, blood collection, epidural, spinal, plasma apheresis sets, dialysis sets, Huber, biopsy, laparoscopy, lancets and other specialty needles. We spent $1,815,082 in 2001 and $1,463,564 in 2000 on research and development activities. Customer sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques for which we earned revenues were $202,615 in 2001 and $452,529 in 2000. We plan to continue research and development on our current products under development and new products. There is no assurance that our ongoing research and development activities will prove effective.

Government Regulation

         Product Approvals

         We are regulated by the FDA, pursuant to various statutes, including the (Federal Food, Drug and Cosmetic Act) ("FD&C") Act, as amended and supplemented by the Medical Device Amendments of 1976 (the "1976 Amendments") and the Safe Medical Devices Act of 1990. Although our focus in the past has been on the design and development of devices, we anticipate that as we engage in more OEM manufacturing, we will become increasingly active in pursuing regulatory approvals. We have submitted and received clearance for our LiftLoc(TM) safety Huber needle product. In addition, our strategic partners have received clearances for both our Safety Phlebotomy and the Safety Syringe. We plan to submit an additional 510(k) application for prefilled syringes during 2002.

         Pursuant to the 1976 Amendments, the FDA classifies medical devices intended for use with humans into three classes, Class I, Class II and Class
III. The controls applied to the different classifications are those the FDA believes are necessary to provide reasonable assurance that a device is safe and effective. Many Class I devices have been exempted from pre-market notification requirements by the FDA. These products can be adequately regulated by the same types of controls the FDA has used on devices since the passage of the FD&C Act in 1938. These "general controls" include provisions related to labeling, producer registration, defect notification, records and reports and good manufacturing practices. The good manufacturing practice regulation has been recently replaced by a more comprehensive Quality System Regulation ("QSR"). QSRs include implementation of quality assurance programs, formalized product development procedures, written manufacturing specifications and processing procedures, written distribution procedures and record keeping requirements. Class II devices are products for which the general controls of Class I devices are deemed not sufficient to assure the safety and effectiveness of the device and thus require special controls. Special controls for Class II devices include performance standards, post-market surveillance, patient registries and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. None of our currently proposed products are believed to be to be Class III products. The FDA has further established three tiers or levels of scientific review - Tier 1, Tier 2, and Tier 3 within each class. Submissions for Tier 1 devices receive limited review while submissions for Tier 2 and 3 devices receive more comprehensive reviews.

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

         In some cases obtaining pre-market approval for Class III devices can take several years. Product clearance pursuant to a 510(k) Notification can be obtained in much less time. The average time for 510(k) clearance for safety devices is currently 90 days. In general, clearance of a 510(k) Notification for a Class II device may be obtained if we can establish that the new device is "substantially equivalent" to another device of that Class already on the market. This requires the new device to have the same intended use as a legally marketed predicate device and have the same technological characteristics as the predicate device. If the technological characteristics are different, the new device can still be found to be "substantially equivalent" if information submitted by the applicant (including clinical data if requested) supports a finding that the new device is as safe and effective and does not raise questions of safety or efficacy that are different from the predicate device.

         We expect our safety medical needle products to be categorized as Class II devices. We also expect that these products will not require pre-market approval applications but will be eligible for marketing clearance through the 510(k) Notification procedure based upon their substantial equivalence to previously marketed devices.

         Although the 510(k) Notification clearance process is ordinarily simpler and faster than the pre-market approval application process, there can be no assurance that we will obtain 510(k) Notification clearance to market our products, that our products will be classified as set forth above, or that, in order to obtain 510(k) Notification clearance, we will not be required to submit additional data or meet additional FDA requirements which could substantially delay sales and add to our expenses. Moreover, any 510(k) Notification clearance, if obtained, may be subject to conditions on the marketing or manufacturing of the related products which could impede our ability to market or manufacture such products.

         In addition to the requirements described above, the FD&C Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices which they distribute commercially. The FD&C Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with QSRs. QSRs require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing, and quality control. The FDA's Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA further requires that certain medical devices not cleared with the FDA for marketing in the U.S. meet specific requirements before they are exported. We are registered as a manufacturer with the FDA. To date, no incidents have occurred with our products that have necessitated submission of a Medical Device Report to the FDA.

         The FDA inspects medical device manufacturers and distributors, and has broad authority to order recalls of medical devices, to seize non-complying medical devices, to enjoin and/or impose civil penalties on manufacturers and distributors marketing non-complying medical devices, and to criminally prosecute violators. Noncompliance with FDA regulations could have a material adverse effect on Specialized Health Products International, Inc. ("SHPI").

         In addition to the laws and regulations described above, we are subject to government regulations applicable to all businesses, including, among others, regulations related to occupational health and safety, workers' benefits and environmental protection.

         Safety Product Mandates

         Safety regulations and legislation have also increased the demand for and exposure of safety medical devices. The Needlestick Safety and Prevention Act became effective in April 2001 and orders specific revisions to OSHA's bloodborne pathogens standard. This legislation requires healthcare employers to review new safety products and mandates their use by employees. The revised standard directs all healthcare facilities and employers to select safety needle devices as they become available.

          Seventeen U.S. states have passed safety legislation requiring use of safety needle products. OSHA also issued a national directive in November 1999 requiring use of safety medical devices. In November 2000, the CDC and OSHA issued safety alerts urging healthcare workers to use safety devices having engineered controls.

         Foreign Regulation

         Distribution and sales of our products in countries other than the U.S. is subject to regulations in those countries. There can be no assurance that we will be able to obtain the approvals necessary to market our products outside the U.S.

Competition

         The healthcare products market is highly competitive. Many of our competitors have longer operating histories, are substantially larger and are better financed and better situated in the market than we are. Our major competitors are identified below.

         The leading suppliers of syringe needles and syringes with needles are Becton Dickinson and Company ("Becton Dickinson") and Kendall . Terumo Medical Corporation ("Terumo") holds a minor U.S. market share. B. Braun Medical is a leader in Europe and Asia, while Terumo is a leader in Japan and the Pacific Rim. In addition to us, other developers of safety syringe needles include Med-Design Corporation, Bio-Plexus, Inc., New Medical Technologies, Retractable Technologies, Inc., Medi-Hut Co., Inc., Medisys Technologies, Inc., and SIMS Portex, Inc.

         Now Medical is the only supplier of a safety Huber needle product on the market with a built-in safety feature or mechanism. Our LiftLoc(TM) technology also incorporates a built-in safety mechanism and we believe provides significant advantages versus the Now product. Our safety Huber needle product is currently being used on patients in product evaluations at healthcare facilities in multiple U.S. states.

         The leading suppliers in the blood collection needle market (phlebotomy needles) are Becton Dickinson, Kendall and Terumo.

         The specialty needle market includes a wide variety of needles including Huber, spinal, epidural, Seldinger, biopsy, dental, dialysis, plasma apheresis, blood donor collection sets, introducer, PICC introducer, Veress and opthalmic needles. Numerous companies compete within the various markets associated with each of these needles. These companies include Arrow, Bard, B. Braun Medical, Kendall, Cook Inc., Becton Dickinson, Horizon Medical Products, Boston Scientific, Guidant, Bio-Plexus, Merit, Medtronic, Mannan, Hart, Baxter International, Inc., Johnson & Johnson, Medamicus, Needle Tech, Mallinckrodt, Inc., Terumo, Daum, U.S. Biopsy, Ballard and Abbott Laboratories.

         The leading suppliers in the IV catheter market are Johnson & Johnson and Becton Dickinson . Other suppliers of IV catheters with minor positions in this market include B. Braun Medical and Terumo.

         Conventional needle products have competed primarily on the basis of price. In direct contrast, the safety needle market offers substantial opportunities for premium priced products. We expect to compete on the basis of healthcare worker safety, ease of use, patient comfort, added product features and compliance with state, federal and OSHA regulations. Our technologies are well suited for these markets and have led to discussions with some of the companies identified above. We believe our products will perform well based on product design features and provide attractive margins for us and our partners at a reasonable cost to the end user.

Our Background

         Specialized Health Products, Inc. ("SHP"), a Utah corporation, was incorporated in November 1993. On July 28, 1995, SHP became a wholly owned subsidiary of SHPI, a Delaware corporation, through a merger with a subsidiary of SHPI (the "Acquisition"). On that date SHP changed its name to "Specialized Health Products International, Inc." The persons serving as officers and directors of SHP immediately prior to the consummation of the Acquisition were elected to the same offices with SHPI and retained their positions as directors and officers of SHP. In addition, the outstanding securities of SHP became outstanding securities of SHPI.

Seasonality of Business

         Sales of our products are not subject to seasonal variations.

Backlog

         There is no backlog of unfilled orders of our products.

Employees

         As of March 15, 2002, we employed 18 people, with all but four actively engaged in our research and product development efforts. We expect to add additional employees in the next 12 months. Our employees are not represented by any labor union, and we believe our relations with employees are good.

Item 2.  Description of Property

         Our principal offices are located at 585 West 500 South, Bountiful, Utah, under the terms of a lease with an unaffiliated lessor, which expires on June 30, 2003, subject to our right to extend the lease term for an additional three years. The offices and laboratories comprise 17,273 square feet of space. We believe that our current office space will be adequate to meet the needs of current and expected growth for the foreseeable future. We may, however, require additional manufacturing facilities in the future depending upon the volume of products sold and the manufacturing arrangements we develop.

Item 3.  Legal Proceedings

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         We held our annual meeting of stockholders on November 6, 2001, at which meeting several matters were submitted for approval by the stockholders.

         At the annual meeting, Guy J. Jordan, Ph.D., was nominated for election to the class of directors whose term expires at the 2004 annual meeting of stockholders. The stockholders elected Dr. Jordan by a vote of 10,904,776 for and 0 withheld authority. The board is divided into three classes. One class of directors is elected at each annual meeting of stockholders for a three-year term. Each year a different class of directors are elected on a rotating basis. The terms of the directors expire as follows: David W. Jahns and Robert R. Walker in 2002; Stuart A. Randle and Donald D. Solomon, Ph.D. in 2003; and Guy
J. Jordan, Ph.D., Jeffrey M. Soinski and Stephen I. Shapiro in 2004.

         Stockholders also considered a proposal to approve a Series A Preferred Stock Purchase Agreement, dated as of October 5, 2001, and the sale of up to 21,834,060 shares of Series A Preferred Stock to certain investors, including Galen Partners. The stockholders approved the agreement by a vote of 10,885,576 in favor, 14,000 against and 5,200 abstained from voting.

         Stockholders then considered a proposal to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares from 55,000,000, comprised of 50,000,000 shares of common stock with a par value of $.02 per share and 5,000,000 shares of preferred stock with a par value of $.001 per share, to 100,000,000 authorized shares, comprised of 70,000,000 shares of common stock with a par value of $.02 per share and 30,000,000 shares of preferred stock with a par value of $.001 per share. The stockholders approved the amendment by a vote of 10,896,506 in favor, 3,070 against and 5,200 abstained from voting.

         Stockholders next considered a proposal to approve the Specialized Health Products International, Inc. 2001 Stock Option Plan. The stockholders approved the amendment by a vote of 10,797,006 in favor, 101,570 against and 6,200 abstained from voting.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters


Dividend Policy

         The holders of our Series A Preferred Stock are entitled to receive dividends at the rate of eight percent per share per annum, payable semi-annually, when, if and as declared by the board of directors out of any assets legally available therefor. The right to dividends on the Series A Preferred Stock is not cumulative, and the holders of Series A Preferred Stock have no right to any accrued or future dividend payment by reason of the fact that dividends on such shares are not declared or paid in any prior year.

         To date, we have not paid dividends on our common stock. The payment of dividends on the common stock, if any, is at the discretion of the board and will depend upon our earnings, if any, our capital requirements and financial condition, and other relevant factors. See Item 6. "Management's Discussion and Analysis or Plan of Operation." Moreover, we are prohibited from paying a dividend on our common stock unless a dividend is also concurrently declared and paid on the Series A Preferred Stock. In addition, no dividend paid on the common stock may exceed the dividend paid on the Series A Preferred Stock. We do not intend to declare any dividends in the foreseeable future, but instead intend to retain all earnings, if any, for use in our operations.

Share Price History

         Our common stock is traded in the over-the-counter market in what is commonly referred to as the "Electronic" or "OTC Bulletin Board" or the "OTCBB" under the trading symbol "SHPI." The following table sets forth the high and low bid information of our common stock for the periods indicated. The price information contained in the table was obtained from America On-Line ("AOL") and its information suppliers . Note that the over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and the quotations may not necessarily represent actual transactions in the common stock.

         Quarter Ended                                 High          Low
         -------------                                 ----          ---
         2000
         ----
         March 31..............................         $1.06        $0.68
         June 30...............................         $1.31        $0.75
         September 30..........................         $1.68        $0.87
         December 31...........................         $1.50        $0.87

         2001
         ----
         March 31..............................         $1.25        $0.81
         June 30...............................         $0.95        $0.46
         September 30..........................         $0.83        $0.60
         December 31...........................         $1.90        $0.70


Holders of Record

         At March 15, 2002, there were approximately 314 holders of record of our common stock. The number of holders of record was calculated by reference to our stock transfer agent's books.

Issuance of Securities

         On November 6, 2001, our stockholders approved the issuance to Galen Partners and other accredited and sophisticated investors of a total of 10,917,030 shares of Series A Preferred Stock for an aggregate purchase price of $5 million, or $.458 per share. Galen Partners purchased its shares for $3,500,000 and the other investors purchased their shares by canceling $1,500,000 in debt we owed to them. The Series A Preferred Stock is immediately convertible into the same number of shares of common stock and the conversion rate is subject to adjustment if we issue additional shares of common stock for an amount less than the then current conversion price and upon the happening of certain other events.

         On the date of stockholder approval, our common stock was trading at $1.48 per share. Because the Series A Preferred Stock is convertible immediately into common stock on a one-for-one basis, a beneficial conversion feature existed to the extent of the net proceeds received, which totaled $4,872,580. This amount has been treated as a preferred stock dividend in the 2001 financial statements.

         The Series A Preferred Stock Purchase Agreement also provides that the investors have the right, but not the obligation to acquire an additional 10,917,030 shares of Series A Preferred Stock at $.458 per share ($5,000,000 total) during the 12 months following the initial closing date of November 7, 2001. If these shares are purchased, we would record an additional beneficial conversion charge, limited to the net proceeds we receive. .

         As a condition precedent to the sale of the Series A Preferred Stock, all of our outstanding Series G Warrants and the outstanding rights to acquire Series H Warrants and common stock were terminated. In consideration for the termination of these securities, we issued to holders of the Series G Warrants 784,638 shares of common stock (immediately prior to cancellation there were outstanding Series G Warrants exercisable for 3,923,204 shares of common stock). No additional consideration was given in connection with the cancellation of the right to acquire the Series H Warrants and common stock.

         The issuance of the securities described above was exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulation D as promulgated under the Securities Act of 1933. We did not use an underwriter in connection with these transactions.

         On November 7, 2001, we issued stock options exercisable for 50,000 shares of common stock in exchange for consulting services and extended the expiration date of stock options exercisable for 250,000 shares of common stock for our former president and CEO. These options are exercisable at $2.00 per share and are exercisable through November 7, 2004.

         On November 14, 2001, we issued stock options exercisable for 4,584,690 shares of common stock to our employees and directors. Of these options, our new president and CEO received options exercisable for 2,500,000 shares of common stock, other executive officers received options exercisable for 1,055,000 shares of common stock, non-executive directors received stock options exercisable for 700,000 shares of common stock and other employees received stock options exercisable for 329,690 shares of common stock. These options are exercisable at $1.19 per share and are exercisable for a 10 year term.

         On December 27, 2001, we issued stock options exercisable for 100,000 shares of common stock to a non-executive director. These options are exercisable at $1.51 per share and are exercisable for a 10 year term. The issuance of the options described above was exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulation D as promulgated under the Securities Act of 1933.

         We did not use an underwriter in connection with these transactions.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

         Our principal business is the design, development, manufacture, and license of cost-effective, innovative safety healthcare products that minimize the risk of accidental needle sticks, which are a leading cause of the spread of blood-borne diseases such as HIV/AIDS, HBV and HCV. We have 20 highly differentiated, patented safety needle technologies. These technologies apply to almost all medical needles used today including: syringe, prefilled syringe, IV catheter, Seldinger, PICC introducer needles, winged needle sets, blood collection, epidural, spinal, plasma apheresis sets, dialysis sets, Huber, biopsy, laparoscopy, lancets and other specialty needles.

Financial Position

         We had $3,371,407 in cash as of December 31, 2001. This is an increase of $3,360,812 from December 31, 2000. Working capital (deficit) as of December 31, 2001 was $2,317,175 as compared to ($1,240,617) at December 31, 2000. These increases were largely due to the $5 million investment by Galen Partners and other investors.

Product Agreements

         In November 1999, we entered into a Development and License Agreement (the "Kendall Agreement") with Kendall relating to the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective at the end of March 2000. In April 2000, we received $1,464,956 under the Kendall Agreement and will receive an additional $1,000,000 thirty months from the effective date of the contract or upon the sale of commercial quantities of products, whichever occurs first, in exchange for our assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related patents for a technology. The assignment of the patent rights to Kendall provides for our retention of an exclusive, royalty-free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for us to receive development fees and ongoing royalties, including a $500,000 advance royalty payment 30 months from the effective date of the contract or upon the sale of commercial quantities of products, whichever occurs first. Kendall has received 510(k) clearance from the FDA and anticipates launching the safety syringe needle in 2002.

         In September 2001, we entered into a Distribution Agreement (the "Bard Agreement") with Bard whereby Bard acquired the non-exclusive right to promote, market, distribute and sell our LiftLoc(TM) Safety Infusion Set, which we manufacture, to hospitals and group purchasing organizations. The Bard Agreement excludes alternate sites such as homecare services, nursing homes, oncology centers, infusion centers, same day surgery centers, physician offices and clinics, non-hospital pharmacies and pain clinics. Under the terms of the agreement, we will sell finished product to Bard, and Bard is subject to minimum purchase requirements. The Bard Agreement is for a two year period which automatically renews for successive one-year terms unless terminated by Bard in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

         In August 2001, we entered into an oral agreement with a pharmaceutical company whereby it would provide development services on a specialized application of one of its safety needle technologies. While a formalized agreement has not yet been finalized related to this development project, we billed and received payment for $169,677 in development fees. Expenses related to this development project were expensed as incurred during 2001. As of

December 31, 2001, we have reflected deferred revenue of $169,677 related to this development project.

         In January 2001, we entered into a License Agreement (the "Merit Agreement") with Merit relating to the production of safety needle devices for angiographic guidewire introducers. We received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably by us over the estimated five year life of the Merit Agreement. The Merit Agreement provides that we will receive ongoing royalties, including minimum royalty payments beginning in 2002. Other long needle applications are in development.

         In connection with these product agreements, all product introductions are scheduled and controlled by our distribution and license partners. There is no assurance that products will be launched as anticipated or that we will realize future revenues in excess of any minimum purchase/royalty commitment from these agreements.

         We plan to focus our research and development activities on the further development of additional products based upon our intellectual property portfolio and unique safety needle technologies. We plan to focus our business development efforts on continuing discussions and negotiations with third parties to generate revenues through additional OEM manufacturing and product licensing relationships.

Critical Accounting Policies

         Revenue Recognition

         Pursuant to Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," we recognize license revenue when the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured.

         Royalty revenue is recognized when the related products are sold or upon our fulfillment of any future obligation under the related agreements. Revenue from development agreements is recognized as the services are performed in accordance with the stated terms of the agreements.

         Long-Lived Assets

         We account for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. We evaluate, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, we use an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. As of December 31, 2001, management did not consider any of our long-lived assets to be impaired. During 2000, we adjusted the estimated useful lives of certain computer equipment and software in order to properly reflect the realizable value of the equipment and software as of December 31, 2000, and recognized an additional $54,365 of depreciation expense. See "Recent Accounting Pronouncements."

Years Ended December 31, 2001 and 2000

         During the year ended December 31, 2001, we had total operating revenue of $520,074, compared with total operating revenue of $674,532 for the year ended December 31, 2000. During 2001, we recognized $202,615 in development fee revenue and $317,459 in technology fee revenue under the Kendall and JJM Agreements. Costs incurred to generate the development fees were $206,974. During 2000, we recognized $452,529 in development fee revenue and $222,003 in technology fee revenue from the Kendall and JJM agreements. Costs incurred to generate the development fees were $316,295. We will look to our product agreements and additional development and strategic arrangements for future revenue.

         Research and development expenses ("R&D") in 2001 were $1,815,082 compared to $1,463,564 in 2000. The increase was primarily due to costs incurred in bringing the LiftLoc(TM) safety Huber needle product to market and R&D personnel spending less time on billable development fee projects.

         General and administrative expenses were $2,109,226 in 2001 compared to $2,099,960. The 2001 expenses include $316,974 in severance expenses related to contractual obligations to the former CEO. Absent these severance expenses, general and administrative expenses would have totaled $1,792,252 for 2001, a decrease of $307,708 from 2000. It is anticipated that 2002 expenses will approximate the adjusted 2001 expense level.

         Other income (expense) was ($64,714) in 2001 compared to $29,698 in 2000. The decrease was primarily due to $80,169 in interest expenses and finance charges paid in 2001 compared to $0 in 2000.

         The net loss in 2001 (not including preferred stock dividends) was $3,675,922, compared to $3,181,720 in 2000. The primary reason for the increased loss was a reduction in revenue and an increase in R&D expense.

         On November 6, 2001, our stockholders approved the issuance to Galen Partners and other accredited and sophisticated investors of a total of 10,917,030 shares of Series A Preferred Stock for an aggregate purchase price of $5 million, or $.458 per share. Galen Partners purchased its shares for $3,500,000 and the other investors purchased their shares by canceling $1,500,000 in debt we owed to them. The Series A Preferred Stock is immediately convertible into the same number of shares of common stock and the conversion rate is subject to adjustment if we issue additional shares of common stock for an amount less than the then current conversion price and upon the happening of certain other events.

         On the date of stockholder approval, our common stock was trading at $1.48 per share. Because the Series A Preferred Stock is convertible immediately into common stock on a one-for-one basis, a beneficial conversion feature existed to the extent of the net proceeds received, which totaled $4,872,580. This amount has been treated as a preferred stock dividend in the 2001 financial statements.

         The holders of Series A Preferred Stock are entitled to receive dividends at the rate of eight percent per share per annum, payable semi-annually, when, if and as declared by the board of directors out of any assets legally available therefore. The right to dividends on the Series A Preferred Stock is not cumulative, and the holders of Series A Preferred Stock have no right to any accrued or future dividend payment by reason of the fact that dividends on such shares are not declared or paid in any prior year. As of December 31, 2001, no dividends had been declared or paid.

         Upon our liquidation, dissolution or winding up, either voluntary or involuntary, the holders of Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any of our assets to the holders of common stock, an amount equal to at least $.458 per outstanding share of Series A Preferred Stock, plus an amount equal to eight percent annual compounded return on $.458 per outstanding share of Series A Preferred Stock from the date of the initial purchase of such shares less any dividends previously paid on such shares.

         The holder of each share of Series A Preferred Stock has the right to one vote for each share of common stock into which the Series A Preferred Stock could then be converted (with fractional shares being rounded to the nearest whole share). The preferred stockholders have full voting rights and powers equal to the voting rights and powers of the common stockholders.

         Each share of Series A Preferred Stock shall be convertible at the option of the holder thereof, at any time after the date of issuance of such share, into the equivalent number of common shares. In addition, each share of Series A Preferred Stock shall automatically be converted into shares of common stock at any time 66 2/3% of the Series A Preferred Stock has been converted by the holders into common stock. Each share of Series A Preferred Stock shall automatically be converted into shares of common stock if, after the second anniversary of the original issue date, the Company's average closing share price per common stock for at least 20 consecutive trading days exceeds three times the conversion price.

         The Series A Preferred Stock Purchase Agreement also provides that the investors have the right, but not the obligation to acquire an additional 10,917,030 shares of Series A Preferred Stock at $.458 per share ($5,000,000 total) during the 12 months following the initial closing date of November 7, 2001. If these shares are purchased, we would record an additional beneficial conversion charge, limited to the net proceeds we receive.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities, the sale of technology and patents, advanced royalties, development fees, technology and license fees and proceeds from the exercise of common stock options. We generated $23,110,876 in net proceeds through financing activities from inception through December 31, 2001. We used net cash for operating activities of $2,889,601 during 2001. As of December 31, 2001, our working capital was $2,317,175 and our current liabilities were $1,205,908.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new safety needle products and the level of sales. As of December 31, 2001, we had accounts payable and accrued liabilities totaling $653,227 and the current portion of deferred revenue of $552,681. As of March 15, 2002, we had not committed any funds for capital expenditures. We estimate that we will need to raise at least $1,000,000 in additional funds for 2002 to execute our business plan. If investors under the Series A Preferred Stock Purchase Agreement acquire at least $1,000,000 in Series A Preferred Stock then we do not expect a requirement for additional funding during 2002. There can be no assurance that we will receive any additional amounts under the Series A Preferred Stock Purchase Agreement, that additional funding will be available to us or that if funding is available that it will be under favorable terms. If we are unsuccessful in raising additional funds we may be required to substantially reduce or eliminate certain areas of our product development activities, limit our operations significantly or cease operations entirely.

         As of March 15, 2002, we had granted stock options that were exercisable for 6,057,500 shares of common stock at exercise prices ranging from $1.00 to $2.625 per share and issued warrants that are exercisable for 1,050,000 shares of common stock at exercise prices of $1.25 and $2.00 per share. The exercise of all such stock options and warrants would result in an equity infusion of $9,676,419. A substantial number of these stock options and warrants are out of the money and there can be no assurance that any of the stock options or warrants will be exercised.

Recent Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. We anticipate that the adoption of SFAS No. 141 and No. 142 on January 1, 2002, will not have a material impact on our financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on its financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. We anticipate that the adoption of SFAS No. 144 on January 1, 2002, will not have a material impact on the Company's financial position or results of operations.

Contractual Obligations

         Our contractual obligations as of December 31, 2001 were as follows:

                                           Payments Due by Year
                                   --------------------------------------
  Obligation               Total        2002         2003      Thereafter
------------------------ --------- ----------- ------------ -------------
Operating leases         $451,220    $318,130     $133,090     $     -

         We lease office space under a noncancellable operating lease.

Recent Financing Activities

         On November 6, 2001, our stockholders approved the issuance to Galen Partners and other accredited and sophisticated investors of a total of 10,917,030 shares of Series A Preferred Stock for an aggregate purchase price of $5 million, or $.458 per share. Galen Partners purchased its shares for $3,500,000 and the other investors purchased their shares by canceling $1,500,000 in debt we owed to them. The Series A Preferred Stock is immediately convertible into the same number of shares of common stock and the conversion rate is subject to adjustment if we issue additional shares of common stock for an amount less than the then current conversion price and upon the happening of certain other events.

         On the date of stockholder approval, our common stock was trading at $1.48 per share. Because the Series A Preferred Stock is convertible immediately into common stock on a one-for-one basis, a beneficial conversion feature existed to the extent of the net proceeds received, which totaled $4,872,580. This amount has been treated as a preferred stock dividend in the 2001 financial statements.

         The Series A Preferred Stock Purchase Agreement also provides that the investors have the right, but not the obligation to acquire an additional 10,917,030 shares of Series A Preferred Stock at $.458 per share ($5,000,000 total) during the 12 months following the initial closing date of November 7, 2001. If these shares are purchased, we would record an additional beneficial conversion charge, limited to the net proceeds we receive. There can be no assurance that any additional shares of Series A Preferred Stock will be purchased.

         As a condition precedent to the sale of the Series A Preferred Stock, all of our outstanding Series G Warrants and the outstanding rights to acquire Series H Warrants and common stock were terminated. In consideration for the termination of these securities, we issued to holders of the Series G Warrants 784,638 shares of common stock (immediately prior to cancellation there were outstanding Series G Warrants exercisable for 3,923,204 shares of common stock). No additional consideration was given in connection with the cancellation of the right to acquire the Series H Warrants or common stock.

Inflation

         We do not expect the impact of inflation on operations to be significant.

Risk Factors

         In addition to the risks set forth above, we are subject to certain other risk factors due to our development stage status, the industry in which we compete and the nature of our operations. These risk factors include the following.

         We have a history of losses and may never become profitable.

         We are a development stage company and have incurred total net losses of $22,893,256 and have preferred stock dividends of $4,900,749 primarily related to beneficial conversion features on preferred stock since inception, November 1993. With the exception of the second quarter of 1999, all quarters have had operating losses. Among other things, our ability to achieve profitability is dependent on:

         o Successful marketing of our products by our distribution partners and licensees;

         o For products that are not subject to distribution or license arrangements, our ability to enter into OEM manufacturing or license arrangements on commercially advantageous terms; and

         o        Our ability to develop additional safety medical technologies.

There can be no assurance that we will become profitable.

         We do not have sufficient funding to execute our business plan.

         We estimate that we will need to raise at least $1,000,000 in additional funding to fully execute our business plan. This funding is needed to bring our safety medical needle technologies and other products to commercial viability. We may be unsuccessful in obtaining additional funding or funding may not be available on favorable terms. If we are unsuccessful in raising additional funds it may result in the discontinuance of our business due to lack of funding.

         Our success is dependent on sales generated by our distribution and licensing partners.

         We have entered into distribution and licensing arrangements with Kendall, Bard and Merit. You should consider the following in assessing the value of these agreements and our financial prospects:

         o We are reliant on our business partners for substantially all of our product revenues;

         o Our product revenues will depend, in part, on the marketing ability, marketing plans and credit-worthiness of our business partners;

         o The ability of our business partners to sell our products will depend on competitive factors and the resources such parties commit to the sale of our products, the extent to which our partners commit their resources to the sale of our products is entirely within their control and our partners are not obligated to pursue the development and commercialization of our products;

         o We are dependent on our business partners with respect to release dates for the products under contract;

         o Our products will be marketed under our business partners' labels and goodwill associated with use of the products may inure to the benefit of our business partners rather than to us;

         o We have limited sales and marketing capabilities, and do not intend to build a sales and marketing infrastructure for commercial sales of products;

         o Our distribution and licensing arrangements provide us with only limited protection from changes in manufacturing costs and raw materials costs;

         o We may be limited in our ability to negotiate with new business partners upon any renewals of agreements;

         o The Kendall Agreement can be terminated upon 15 days written notice;

         o Because our distribution and licensing arrangements are generally expected to provide our business partners with exclusivity with respect to the products to be marketed by those partners, our success will be highly dependent on the results obtained by our partners and the diligence with which our partners seek to develop, market and sell our products; and

         o Our distribution and licensing arrangements do not provide for substantial minimum product royalties in the event our partners do not seek to develop, market or sell our products.

         If our distribution and licensing partners are not successful in their efforts to develop, market and sell our products it may result in the discontinuance of our business due to lack of revenue.

         We are dependent upon our licensing partners or contract manufacturers to manufacture our product.

         Under our licensing arrangements, we are primarily relying on licensees to arrange for the commercial manufacture of products. These licensees generally anticipate manufacturing our products at their own facilities, although it is possible that in connection with future licenses or joint venture or similar arrangements, we may rely on third-party manufacturers other than licensees or manufacture selected products ourself. Contracting with third parties or relying on licensees to manufacture products presents the following risks:

         o Delays in the manufacture of products could have a material adverse effect on the marketing of the products;

         o The manufacturers may not comply with requirements imposed by the FDA or other governmental agencies;

         o We may have to share intellectual property rights to improvements in the manufacturing processes or new manufacturing processes for products;

         o In those instances where we may seek third-party manufacturers, we may not be able to locate acceptable manufacturers or enter into favorable long-term agreements with them; and

         o We may not be able to find substitute manufacturers, if necessary.

Any of these factors could delay commercialization of products and adversely affect the sale of the products and license or joint venture revenues.

         Our medical devices must be cleared or approved by the FDA before they can be sold in the U.S.

         Our ability to receive revenue from our products is subject to obtaining proper regulatory approvals. Moreover, obtaining FDA approval or clearance to market a product can be a lengthy and costly process which, in some cases, involves extensive clinical studies. While we or our partners have received FDA clearance for our safety syringe needle and safety Huber needle products, we or our distribution partners or licensees may not be able to obtain the necessary FDA authorizations to allow marketing of our other products in a timely fashion, or at all.

         Even if we obtain the necessary approvals or clearances, later problems with the product could cause the FDA to suspend or revoke the approvals or clearances. Also, if the FDA authorizes marketing of products, our distribution partners or licensees will be subject to continuing requirements governing, among other things, the claims that can be made with respect to the products and manufacturing processes. Failing to comply with the FDA's requirements can result in issuance of FDA Warning Letters, Agency refusal to approve or clear products, revocation or withdrawal of approvals previously granted, product seizures, injunctions, recalls, operating restrictions, limitations on continued marketing and civil and criminal penalties.

         Our manufacturing activities may require us to seek separate clearance or approval by the FDA of products manufactured in our facilities and to comply with ongoing FDA requirements for submission of safety and other post market information. If we engage in commercial manufacturing, we will be required to adhere to requirements pertaining to the FDA's current QSR. The current QSR requirements govern the methods, facilities and controls used for the manufacture, testing, design, packaging, labeling and storage of medical devices.

         Our failure or the failure of our distribution partners or licensees to comply with the FDA and other applicable regulations could cause our business to be harmed significantly.

         There are negative pricing pressures on safety products.

         Prices for our safety products may be higher than for competing conventional products that are not designed to provide the safety protection afforded by our products. Our prices, however, are expected to be competitive with those of competing safety products. Continuing pressure from third-party payers to reduce costs in the healthcare industry as well as increasing competition from safety products made by other companies, could adversely affect our selling prices. Reductions in selling prices could adversely affect our operating margins if we cannot achieve corresponding reductions in manufacturing costs.

         Our business could be adversely affected by changes in safety medical product technology.

         Our products are in various stages of production, pre-production, development and research. There is no assurance that development of superior products by competitors or changes in technology will not eliminate the need for our products. The introduction of competing products using different technology could adversely affect our attempts to develop and market our products.

         Our products may not be accepted by the market.

         The use of safety medical products, including our products, is relatively new. Our products may not be accepted by the market and their acceptance will depend in large part on our ability to demonstrate the operational advantages, safety, efficacy, and cost-effectiveness of our products in comparison with competing products and our ability to distribute our products through major medical products companies. Our products may not achieve market acceptance and major medical products companies may not sell our products.

         Our long-term success is dependent on the success of our research and development efforts.

         Many of our safety medical needle technologies and products are still in various stages of pre-production, development and research. We are also exploring additional applications for all of our products. The continued development of our products and development of additional applications and new products is important to our long-term success. There can be no assurance that our technologies or products will be developed or, if developed, that they will be successful.

         Our success is dependent on our patents and proprietary rights.

         Our future success depends in part on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents and other intellectual property arrangements.

The protection provided by our patents and patent applications, if issued, may not be broad enough to prevent competitors from introducing similar products or our patents, if challenged, may not be upheld by the courts of any jurisdiction. Patent infringement litigation, either to enforce our patents or to defend us from infringement suits, would be expensive and, if it occurs, could divert our resources from other planned uses. Any adverse outcome in such litigation could have a material adverse effect on our ability to market, sell or license the related products. Patent applications filed in foreign countries and patents in such countries are subject to laws and procedures that differ from those in the U.S. Patent protection in such countries may be different from patent protection under U.S. laws and may not be as favorable to us. Some of our international patent prosecution efforts are funded by third parties. The failure of the funding parties to pay for the international patent prosecution costs would materially effect our ability to prosecute these patents. We also attempt to protect our proprietary information through the use of confidentiality agreements and by limiting access to our facilities. There can be no assurance that our program of patents, confidentiality agreements and restricted access to our facilities will be sufficient to protect our proprietary technology.

         We may not have adequate resources to manage anticipated growth.

         We may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our managerial, operating, financial and other resources. Our future performance will depend, in part, on our ability to manage growth effectively, which will require us to

         o Improve existing and implement new financial controls and systems, management information systems, operating, administrative, financial and accounting systems and controls;

         o Maintain close coordination among engineering, accounting, finance, marketing, sales and operations; and

         o Retain and train additional management, technical and marketing personnel.

There is intense competition for management, technical and marketing personnel in our business. The loss of the services of any of our key management personnel or employees or our failure to attract and retain additional key employees could have a material adverse effect on our ability to continue as a going concern.

         Because we are significantly smaller than the majority of our competitors, we may lack the resources needed to capture market share.

         We are engaged in a highly competitive business and will compete directly with companies that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, and established distribution channels that are better situated in the market than us. Our competitors and potential competitors include Baxter International, B. Braun, Becton Dickinson, Bio-Plexus, Inc., Boehringer Mannheim, Inc., Johnson & Johnson Medical, Kendall, Maxon, Inc., Med-Design Corporation, Medi-Hut, Medisys PLC, Miles, Inc., NMT Group PLC, Retractable Technologies, Inc., Surgicutt, Inc., Terumo and Univec, Inc. Our competitors may use their economic strength to influence the market to continue to buy their existing products. Our competitors may also be potential strategic partners with respect to various products as are, for example, Kendall, Bard and Merit. We do not have an established customer base and are likely to encounter a high degree of competition in developing a customer base. One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with our products. New competitors may emerge and may develop products that compete with our products. No assurance can be given that we will be successful in competing in this industry.

         Potential product liability relating to failure of our safety products.

         The sale of safety medical devices entails an inherent risk of liability in the event of product failure or claim of harm caused by product operation. There can be no assurance that we will not be subject to such claims, that any claim will be successfully defended or, if we are found liable, that the claim will not exceed the limits of our insurance. Our current insurance coverage is in the amount of $1 million per occurrence and $2 million in aggregate. We also have an umbrella policy in the amount of $5 million. In some cases we have indemnification arrangements in place with strategic partners who may be selling our products under our partner's label. There is no assurance that we will maintain product liability insurance in the future, that such insurance will be available or that we will not be subject to product liability claims in excess of our insurance coverage.

         Uncertainties in the healthcare industry create uncertainties regarding medical safety products.

         The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare facilities. During the past several years, the healthcare industry has been subject to increased government regulation of reimbursement rates and capital expenditures. Among other things, third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and reimbursement levels for healthcare products and procedures. Because prices of our products may exceed the price of conventional products, the cost control policies of third-party payers, including government agencies, may adversely affect use of our products.

         Limitations on director liability.

         Our Certificate of Incorporation provides, as permitted by Delaware law, that our directors are not personally liable to the company or its stockholders for monetary damages for any action or failure to take any action, with specified exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of the company against a director. In addition, we have agreed and our Certificate of Incorporation and Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law and we have entered into contracts with our directors and officers providing for such indemnification.

         Anti-takeover provisions of certificate of incorporation and bylaws may discourage non-negotiated takeover of our company.

         Our Certificate of Incorporation provides for the division of the board of directors into three classes substantially equal in number. At each annual meeting of stockholders one class of directors is to be elected for a three-year term. Amendments to this provision must be approved by a two-thirds vote of all the outstanding stock entitled to vote; the number of directors may be changed by a majority of the entire board of directors or by a two-thirds vote of the outstanding stock entitled to vote. Meetings of stockholders may be called only by the board of directors, our CEO or our president, and stockholder action may not be taken by written consent. These provisions could have the effect of (i) discouraging attempts at non-negotiated takeovers which may provide for stockholders to receive a premium price for their stock or (ii) delaying or preventing a change of control which some stockholders may believe is in their interest.

         Our common stock price may continue to be volatile.

         Market prices of securities of medical technology companies are highly volatile from time to time. The trading price of our common stock may be significantly affected by factors such as the announcement of new product or technical innovations by us or our competitors, proposed changes in the regulatory environment, or by other factors that may or may not relate directly to us. Sales of substantial amounts of common stock (including stock which may be issued upon exercise of warrants or stock options or upon conversion of the Series A Preferred Stock), or the perception that such sales may occur, could adversely affect the trading price of our common stock.

         We do not anticipate paying dividends in the foreseeable future.

         We have never paid dividends on our common stock. The payment of dividends, if any, on the common stock in the future is at the discretion of the board of directors and will depend upon our earnings, if any, capital requirements, financial condition and other relevant factors. The board of directors does not intend to declare any dividends on our common stock in the foreseeable future.

         Our common stock is subject to dilution.

         As of December 31, 2001, there were 17,921,479 shares of our common stock issued and outstanding. On this date we also had outstanding 10,917,030 shares of Series A Preferred Stock which is convertible into the same number of shares of common stock . The conversion rate of the Series A Preferred Stock can be adjusted upon the happening of certain triggering events. In addition, an aggregate of 7,107,500 additional shares of our common stock are issuable pursuant to stock options granted under our stock option plans and warrant agreements.

         Additionally, as of December 31, 2001 there are 10,917,030 shares of Series A Preferred Stock outstanding, which are convertible into common stock on a one-for-one basis. Should the Series A Preferred stockholders opt to acquire additional shares in accordance with the terms of the Series A Preferred Stock Purchase Agreement, an additional beneficial conversion charge, limited to the net proceeds received, would be treated as a preferred stock dividend and impact the calculation of net loss per common share.

         No assurance of a liquid public market for our common stock.

         There can be no assurance as to the depth or liquidity of any market for our common stock or the prices at which holders may be able to sell their shares. As a result, an investment in our common stock may not be totally liquid, and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

         Applicability of low priced stock risk disclosure requirements may adversely affect the prices at which our common stock trades.

         Our common stock may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties, the customer's rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         Set forth below is certain information concerning each of our directors and executive officers as of March 15, 2002.

                                                                                                    With the
               Name                    Age                        Position                       Company Since
               ----                    ---                        --------                       -------------
      Jeffrey M. Soinski (1)           40     President, Chief Executive Officer and Director         2001

      Guy J. Jordan, Ph.D. (2)(3)      53     Chairman of the Board                                   2001

      Donald D. Solomon, Ph.D. (1)     51     Vice President, Chief Operating Officer, Chief          2000
                                                Technical Officer and Director

      Paul S. Evans (1)                39     Vice President, General Counsel and Secretary           2000

      Keith L. Merrell                 56     Controller, Acting Chief Financial Officer and          2000
                                              Treasurer

      David W. Jahns (2)(3)            36     Director                                                2001

      Stuart A. Randle                 42     Director                                                2001

      Stephen I. Shapiro (3)           57     Director                                                2001

      Robert R. Walker (2)             71     Director                                                1994
---------------

(1)      Member of Executive Committee.
(2)      Member of Audit Committee.
(3)      Member of Compensation Committee.

         Jeffrey M. Soinski. Mr. Soinski is our President, Chief Executive Officer and a director. Mr. Soinski brings 19 years of general management, business development and marketing experience to our company, including several years as the President and Chief Executive Officer of ViroTex Corporation ("ViroTex"), a venture-backed pharmaceutical company focused on the development and commercialization of proprietary drug delivery systems, using the skin and mucosa as the primary route of administration. Mr. Soinski was with ViroTex from 1992 through 1999. He merged ViroTex into Atrix Laboratories, Inc. (NASDAQ:
ATRX) in 1998, and continued working with Atrix on a transitional basis through 1999. From 2000 through 2001, Mr. Soinski was the Managing Partner and Chief Executive Officer of Mad Dogs & Englishmen, a marketing communications firm with offices in New York and San Francisco. He also served on the board of BigStar Entertainment Inc., and has since resigned. Mr. Soinski has a BA degree from Dartmouth College.

         Guy J. Jordan, Ph.D. Dr. Jordan is our Chairman of the board. Dr. Jordan brings over 20 years of senior management healthcare experience to us, with a strong focus in the areas of vascular disease and oncology. Dr. Jordan is currently Group President for C.R. Bard, Inc. with global operating responsibility for their oncology businesses, geographic responsibility for Canada, Australia, Latin America and Asia Pacific, and functional responsibility for all of Bard's research and development. Dr. Jordan has been with C.R. Bard since 1986. Prior to joining C.R. Bard, Dr. Jordan held senior product development positions at American Cyanamid. Dr. Jordan has a Ph.D. degree from Georgetown University and an MBA from Fairleigh Dickinson University.

         Donald D. Solomon, Ph.D. Dr. Solomon is Chief Operating Officer, Chief Technology Officer, a Vice President and a director. He joined us in October 2000 and has served as a director since March 2001. Dr. Solomon brings 23 years of medical product experience in research, product development, engineering and manufacturing to us. Dr. Solomon was the Vice President of Research and Development at Johnson & Johnson Medical - Vascular Access from 1997 to 2000. Prior to Johnson & Johnson Medical, Dr. Solomon spent 14 years at Becton Dickinson ("BD"), including positions as Worldwide Director of R&D for BD Pharmaceutical Systems Division based in France, and Director of R&D for Biocompatible Polymer Development at the BD Infusion Therapy Division. Dr. Solomon holds 38 patents and is the author of 52 scientific publications. He received Masters and Ph.D. degrees from Case Institute of Technology at Case Western Reserve University.

         Paul S. Evans. Mr. Evans is our General Counsel, a Vice-President and corporate Secretary. Mr. Evans joined us in June 2000. He manages our intellectual property portfolio and corporate legal matters, and is extensively involved in business development efforts. Mr. Evans brings a wide range of intellectual property and corporate legal experience to us, having previously served as Vice-President, General Counsel for two R&D companies (1994 to 2000), and as a patent attorney with the law firm of Snow, Christensen & Martineau. Prior to earning his law degree, Mr. Evans worked as a Project/Design Engineer for Morton International (now Autoliv). Mr. Evans holds BS and JD degrees from the University of Utah.

         Keith L. Merrell. Mr. Merrell is our Controller, Acting Chief Financial Officer and Treasurer. He joined us in July 2000. Mr. Merrell draws on 28 years of accounting experience to manage all of our accounting functions and to interface with our independent public accountants. He spent two years in the field of public accounting, and served as Chief Financial Officer or Controller of four companies prior to his joining us. His business career also includes extensive experience in management, sales and marketing, and consulting. He served as Vice President - Western Operations for Michelex, an injection molding company with corporate headquarters in New York, from 1998 to 2000. From 1991 to 1998 he served as Director of Finance for The Duplication Group, planning, implementing and bringing online the first CD manufacturing facility in the intermountain area. He graduated from Arizona State University with a BS degree in Accounting.

         David W. Jahns. Mr. Jahns serves as one of our directors. Mr. Jahns is a General Partner and principal of Galen Partners. Since joining Galen in 1993, Mr. Jahns has been responsible for making and managing successful investments in several of the firm's portfolio companies. He is an experienced board member and currently serves on the boards of DAOU Systems, Inc. and several of Galen's privately held portfolio companies. Prior to joining Galen, Mr. Jahns worked in the Corporate Finance Division at Smith Barney, where he worked on a variety of corporate finance and merger and acquisition related transactions, and assisted in the marketing of public offerings. Mr. Jahns has an MBA degree from the J. L. Kellogg Graduate School of Management at Northwestern University and a BA degree from Colgate University.

         Stuart A. Randle. Mr. Randle serves as one of our directors. Mr. Randle is a highly experienced healthcare executive with over 20 years of operating successes. He is the past President and CEO of ACT Medical, Inc., a leading company providing outsourcing services to the medical device, biotech and diagnostic industries. He joined ACT Medical, Inc. in 1998. Mr. Randle merged ACT Medical, Inc. with MedSource Technologies in 2001. From 1996 through 1998 Mr. Randle was President, Northeast Region, for Allegiance Corporation, a $5 billion medical products distribution and manufacturing company. He is also the past President, New England Region, for Baxter Healthcare Corporation. Mr. Randle has an MBA degree from the J. L. Kellogg Graduate School of Management at Northwestern University and a BS degree from Cornell University.

         Stephen I. Shapiro. Mr. Shapiro serves as one of our directors. Mr. Shapiro brings over 30 years of relevant medical device and equipment industry experience us, with special expertise in a wide variety of healthcare markets, particularly high-volume sterile disposables, critical care instruments and cardiovascular devices. Mr. Shapiro began his career at Union Carbide Clinical Diagnostics and Becton Dickinson, where he was Director of Advanced R&D and New Business Development. In 1982, he joined The Wilkerson Group, a leading management consultancy to pharmaceutical, medical device, and diagnostic companies. Mr. Shapiro was Managing Director and a principal of The Wilkerson Group at the time of its acquisition by IBM in 1996. In 1999, Mr. Shapiro left The Wilkerson Group (now IBM Healthcare Consulting) to focus on sourcing and evaluating investments for two of the premier healthcare venture capital firms, including Galen Partners. He currently serves on the board of Noveste Corporation. Mr. Shapiro has a BS degree from the Massachusetts Institute of Technology and an MS degree in biomedical engineering from the University of California, Berkley.

         Robert R. Walker. Mr. Walker serves as one of our directors. Since 1992 Mr. Walker has been principally self-employed as a consultant in the healthcare industry primarily in the area of start-up medical device companies. From 1976 to 1992, Mr. Walker was employed by IHC Affiliated Services Division of Intermountain Healthcare, a regional hospital company, from which he retired as President of IHC Affiliated Services. He is also a former Chairman of the board of AmeriNet, Inc., which is a national group purchasing organization for hospitals, clinics, detox/drug centers, emergency, nursing homes, private laboratories, psychiatric centers, rehabilitation facilities, surgical centers and institutions such as schools and prisons. Mr. Walker is a member of the American Hospital Association and the Hospital Financial Management Association. He holds a Bachelor of Science degree in Business Administration from the University of Utah.

         Our executive officers are elected by the board on an annual basis and serve at the discretion of the board.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

         Based solely on our review of forms furnished to us and representations from reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during 2001.

Item 10. Executive Compensation

         The tables below set forth certain information concerning compensation paid by us to our Chief Executive Officer and all other executive officers with annual compensation in excess of $100,000 (determined for the year ended December 31, 2001) (the "Named Executive Officers"). The tables include information related to stock options granted to the Named Executive Officers.

         Summary Compensation Table. The following table provides certain information regarding compensation paid by us to the Named Executive Officers.

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation                    Awards           Payouts
                                             -------------------                    ------           -------
                                                                            Restricted  Stock                     All Other
        Name and                                           Other Annual     Stock       Options/    LTIP        Compensation
    Principal Position       Year  Salary ($)  Bonus($)  Compensation($)(1) Awards ($)    SAR(#)    Payouts($)       ($)
----------------------       ----  ----------  ------    ------------------ ----------    ------    ----------  -------------
Jeffrey M. Soinski (2),      2001    14,615      ---            ---            ---     2,500,000      ---            ---
President, CEO & director

Donald D. Solomon, Ph.D.     2000    31,942      ---          1,375            ---       100,000       ---            ---
(3),
VP, CTO, COO & director      2001   165,000      ---          8,250            ---       600,000       ---           273(4)

Paul S. Evans (3), VP        2000    86,798      ---          2,406           28,125     100,000       ---           268(4)
General Counsel &            2001   165,000      ---          7,219            ---       400,000       ---           460(4)
secretary

Keith L. Merrell (3)         2000    41,250      ---          2,062            ---        50,000       ---           179(4)
Controller & Treasurer       2001    90,000      ---          4,500            ---        55,000       ---           410(4)

                                             Annual Compensation                    Awards           Payouts
                                             -------------------                    ------           -------
                                                                            Restricted  Stock                     All Other
        Name and                                           Other Annual     Stock       Options/    LTIP        Compensation
    Principal Position       Year  Salary ($)  Bonus($)  Compensation($)(1) Awards ($)    SAR(#)    Payouts($)       ($)
----------------------       ----  ----------  ------    ------------------ ----------    ------    ----------  -------------
David A. Robinson,           1999   225,416      ---         10,000            ---         ---         ---        68,508(5)
Former President, CEO,       2000   190,000      ---          9,500            ---       300,000(6)    ---        12,180(4)
Chairman & director          2001   190,000      ---          7,916            ---        50,000(6)    ---        39,306(5)
---------------

(1) These amounts represent payments by us into our 401(k) retirement plan for the benefit of the Named Executive Officer.
(2) Mr. Soinski joined SHPI in November 2001. Salary represents partial year from the date of his employment.
(3) Dr. Solomon and Messrs. Evans and Merrell joined SHPI in 2000. Salaries for 2000 represent partial year from the date of their employment.
(4) Represents amounts paid by us for life insurance on the lives of Mr. Robinson, Dr. Solomon, Mr. Evans and Mr. Merrell with insurance proceeds payable to the beneficiary designated by them.
(5) This represents payment of accrued vacation, $67,400 in 1999 which was used to pay off a subscription receivable in a non-cash transaction, and $28,880 in 2001 that was paid at the time Mr. Robinson left the employment of the Company. The balance of the amount shown represent amounts paid by us for life insurance on the life of Mr. Robinson with insurance proceeds payable to the beneficiary designated by him.
(6) On September 2, 2000, the board granted Mr. Robinson options to acquire 300,000 shares with a three-year term. We then authorized Mr. Robinson to transfer options to purchase 50,000 of these shares to a third party. In November 2001, the board modified the term of the remaining options to purchase 250,000 shares by extending the expiration date to November 2004 and granted Mr. Robinson options to acquire an additional 50,000 shares for a similar term.

         Option Grants in Fiscal Year 2001. The following table sets forth certain information with respect to stock options grants during the year ended December 31, 2001 to Named Executive Officers.

                                         OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                  (Individual Grants)

                                 Number of        Percent of Total
                                Securities           Options/SAR
                                Underlying           Granted to
                                Options/SAR         Employees in       Exercise or Base
            Name              Granted (#) (1)        Fiscal Year        Price ($/Share)    Expiration Date
            ----              ---------------        -----------        ---------------    ---------------
   Jeffrey M.  Soinski           2,500,000               50%                 $1.19             11/14/11
   Donald D. Solomon, Ph.D.        600,000               12%                 $1.19             11/14/11
   Paul S. Evans                   400,000                8%                 $1.19             11/14/11
   Keith L. Merrell                 55,000                1%                 $1.19             11/14/11
   David A. Robinson                50,000 (2)            1%                 $2.00             11/07/04

(1) These options were granted pursuant to our 2001 Stock Option Plan with the exception of the options granted to Mr. Robinson, which were granted under the 2000 Stock Option Plan.
(2) On September 2, 2000, the board granted Mr. Robinson options to acquire 300,000 shares with a three-year term and subsequently authorized Mr. Robinson to transfer options to purchase 50,000 of these shares to a third party. In November 2001, the board modified the term of the remaining options to purchase 250,000 shares by extending the expiration date to November 2004 and granted Mr. Robinson options to acquire an additional 50,000 shares for a similar term.

Compensation of Directors

         No cash fees or other consideration were paid to our employee directors for service on the board during 2001. During 2001, Mr. Walker received cash payments of $7,500 and stock options to acquire 112,000 shares for service on the board. Dr. Jordan received stock options exercisable for 400,000 shares for service on the board. Messrs. Jahns and Shapiro each received stock options exercisable for 100,000 shares for service on the board. We do not plan on providing cash compensation in 2002. We have made no other agreements regarding compensation of non-employee directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as board members.

Employment and Indemnity Agreements

         We have entered into an employment agreement with Mr. Soinski. The employment agreement with provides that (i) Mr. Soinski receive a salary of $240,000 per year in addition to performance based bonuses; (ii) Mr. Soinski receive stock options to acquire 2.5 million shares of our common stock at market value on the date of grant which stock options vest over a four-year period; (iii) Mr. Soinski be reimbursed for relocation expenses in an amount not to exceed $75,000; (iv) Mr. Soinski is entitled to vacation pay, health insurance and life insurance; (v) Mr. Soinski's employment contract may be terminated at any time by us; (vi) if the employment of Mr. Soinski is terminated by reason of disability, death or for cause, his salary and benefits (except as otherwise required by law) will terminate as of the date of termination; (vii) if Mr. Soinski is terminated for reasons other than disability, death or for cause, then Mr. Soinski's salary and medical benefits will continue for a period of 18 months from the date of termination and his other benefits will cease as of the date of termination.

         We have entered into an employment agreement with Donald D. Solomon, Ph.D. Dr. Solomon's employment agreement, as amended, provides that (i) Dr. Solomon receive a salary of $190,000 per year; (ii) Dr. Solomon's current employment agreement expires on October 23, 2004; (iii) Dr. Solomon is entitled to vacation pay, health insurance and life insurance; (iv) Dr. Solomon's employment contract may be terminated at any time by us; (v) if the employment of Dr. Solomon is terminated by reason of disability, death or for cause, his salary and benefits (except as otherwise required by law) will terminate as of the date of termination; (vi) if Dr. Solomon is terminated for reasons other than disability, death or for cause, then Dr. Solomon's salary and medical benefits will continue for a period of 12 months from the date of termination and his other benefits will cease as of the date of termination.

         We have entered into an employment agreement with Mr. Paul S. Evans. Mr. Evans' employment agreement, as amended, provides that (i) Mr. Evans receive a salary of $175,000 per year; (ii) Mr. Evans' current employment agreement expires on June 12, 2003; (iii) Mr. Evans is entitled to vacation pay, health insurance and life insurance; (iv) Mr. Evans' employment contract may be terminated at any time by us; (v) if the employment of Mr. Evans is terminated by reason of disability, death or for cause, his salary and benefits (except as otherwise required by law) will terminate as of the date of termination; (vi) if Mr. Evans is terminated for reasons other than disability, death or for cause, then Mr. Evans' salary and medical benefits will continue for a period of 12 months from the date of termination and his other benefits will cease as of the date of termination.

         We have entered into an employment agreement with Mr. Keith L. Merrell. Mr. Merrell's employment agreement, as amended, provides that (i) Mr. Merrell receive a salary of $102,000 per year; (ii) Mr. Merrell's current employment agreement expires December 31, 2002; (iii) Mr. Merrell is entitled to vacation pay, health insurance and life insurance; (iv) Mr. Merrell's employment contract may be terminated at any time by us; (v) if the employment of Mr. Merrell is terminated by reason of disability, death or for cause, his salary and benefits (except as otherwise required by law) will terminate as of the date of termination; (vi) if Mr. Merrell is terminated for reasons other than disability, death or for cause, then Mr. Merrell's salary and medical benefits will continue for a period of three months from the date of termination and his other benefits will cease as of the date of termination.

         In February 2002, we approved a 2002 Executive Officer Bonus Plan. Under the plan executive officers eligible for bonuses during 2002 include the CEO, COO and General Counsel. Plan participants will earn 20% of their annual salary based upon 100% achievement of the overall revenue goal outlined in our approved budget plan. Also, plan participants will be eligible to receive incremental bonus payments for performing beyond the budget plan. The amount of incremental payments, if earned, will be based upon the recommendation of the Compensation Committee and approved by the board of directors. The maximum base bonus that could be paid under this plan is $121,000. In connection with this plan, we also adopted an Employee Bonus Plan for employees other than the Named Executive Officers to reward specific individual or team achievements during 2002.

         We have entered into indemnity agreements (the "Indemnity Agreements") with each of our executive officers and directors pursuant to which we have agreed to indemnify the officers and directors to the fullest extent permitted by law for any event or occurrence related to the service of the indemnitee for us as an officer or director that takes place prior to or after the execution of the Indemnity Agreement. The Indemnity Agreements obligate us to reimburse or advance expenses relating to any proceeding arising out of an indemnifiable event. Under the Indemnity Agreements, our officers and directors are presumed to have met the relevant standards of conduct required by Delaware law for indemnification. Should the Indemnity Agreements be held to be unenforceable, indemnification of these officers and directors may be provided by us in certain cases at our discretion.

401(k) Retirement Plan

         Effective in 1996, we adopted a 401(k) retirement plan whereby we contribute up to five percent of payroll compensation to the plan, matching employee contributions to the plan on a dollar for dollar basis up to the maximum five percent contribution.

Accrued Vacation Pay

         Our current policy allows all employs to carry over maximum days of vacation pay from year to year equivalent to one year accrual at the rate earned.

Indemnification for Securities Act Liabilities

         Delaware law authorizes, and our Bylaws and Indemnity Agreements provide for, indemnification of our directors and officers against claims, liabilities, amounts paid in settlement and expenses in a variety of circumstances. Indemnification for liabilities arising under the Act may be permitted for our directors, officers and controlling persons pursuant to the foregoing or otherwise. However, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Exchange Act of 1934 and is, therefore, unenforceable.

Stock Options and Warrants

         In November 2001, our stockholders approved the adoption of the Specialized Health Products International, Inc. 2001 Stock Option Plan (the "2001 Option Plan"). The 2001 Option Plan permits us to grant "non-qualified stock options" and "incentive stock options" to acquire our common stock. The total number of shares authorized for the Option Plan may be allocated by the board between the non-qualified stock options and the incentive stock options from time to time, subject to certain requirements of the Internal Revenue Code of 1986, as amended. The option exercise price per share under the Option Plan may not be less than the fair market value of a share of common stock on the date on which the option is granted. A total of 5,000,000 shares are allocated to the Option Plan. As of March 15, 2002, options to acquire an aggregate of 4,684,690 shares of common stock at exercise prices ranging from $1.19 to $1.51 were outstanding under the Option Plan.

         Prior to the adoption of the 2001 Option Plan, we had been issuing stock options under stock options plans that preceded the 2001 Option Plan ("Prior Plans"). We do not intend to issue any additional options under the Prior Plans. As of March 15, 2002, options to acquire an aggregate of 1,372,810 shares of common stock at exercise prices ranging from $1.00 to $2.625 were outstanding under Prior Plans.

Compensation Committee Interlocks and Insider Participation

         None of our executive officers serve on our Compensation Committee or in a like capacity in any other entity.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 15, 2002, for: (i) each person who is known by us to beneficially own more than five percent of our common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all directors and executive officers as a group.

                                      Shares
       Name and Address            Beneficially          Percentage of
    of Beneficial Owner(1)           Owned(2)              Total(2)                 Position
    ----------------------           --------              --------                 --------
Jeffrey M. Soinski (3)                      --                    *            President, CEO and director

Guy J. Jordan, Ph.D. (4)                    --                    *            Chairman of the Board

Donald D. Solomon, Ph.D. (5)           157,774                    *            Vice President, COO, CTO and
                                                                                Director

Paul S. Evans (6)                      177,402                    *            Vice President, General
                                                                                Counsel, Secretary and
                                                                                Director

Keith L. Merrell (7)                    95,566                    *            Controller, Acting CFO and
                                                                                Treasurer

David W. Jahns (8)                          --                    *            Director

Stuart A. Randle (9)                        --                    *            Director

Stephen I. Shapiro (9)                      --                    *            Director

Robert R. Walker (10)                  155,000                    *            Director

Executive Officers and                 490,176                 1.7%
 Directors as a Group
 (9 persons)

Galen Partners III, L.P. and        15,283,844                42.0%
 affiliates (11)

* Less than 1%.
--------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the company.
(2) The amounts reported in these columns were calculated assuming the conversion as of March 15, 2002 of all 10,917,030 outstanding shares of our Series A Preferred Stock into the same number of shares of common stock, for an assumed total of 28,838,509 shares of common stock outstanding. The Series A Preferred Stock in convertible on a one-for-one basis, subject to adjustment if we issue additional shares of common stock for an amount less than the then current conversion price and upon the happening of certain other events. In addition, beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(3) Does not include options to acquire 2,500,000 shares of common stock. The options exercisable for 625,000 shares vest on November 14, 2002 and the remaining options vest, in cumulative fashion, in equal monthly installments beginning on the one year anniversary of the date of grant and ending on the four year anniversary of the date of grant.
(4) Does not include options to acquire 400,000 shares of common stock. The options exercisable for 133,333 shares vest on November 14, 2002 and the remaining options vest, in cumulative fashion, in equal monthly installments beginning on the one year anniversary of the date of grant and ending on the four year anniversary of the date of grant.
(5) Includes 10,000 shares of common stock, 32,751 shares of Series A Preferred Stock that is immediately convertible into the same number of shares of common stock, 15,023 shares of common stock purchased through our 401(k) plan and options to acquire 100,000 shares of common stock that are immediately exercisable. Does not include unvested options to acquire 600,000 shares of common stock. Unvested options exercisable for 150,000 shares vest on November 14, 2002 and the remaining options vest, in cumulative fashion, in equal monthly installments beginning on the one year anniversary of the date of grant and ending on the four year anniversary of the date of grant.
(6) Includes 61,000 shares of common stock, 16,402 shares of common stock purchased through our 401(k) plan and options to acquire 100,000 shares of common stock that are immediately exercisable. Does not include unvested options to acquire 400,000 shares of common stock. Unvested options exercisable for 100,000 shares vest on November 14, 2002 and the remaining options vest, in cumulative fashion, in equal monthly installments beginning on the one year anniversary of the date of grant and ending on the four year anniversary of the date of grant.
(7) Includes 36,000 shares of common stock, 9,566 shares of common stock purchased through our 401(k) plan and options to acquire 50,000 shares of common stock that are immediately exercisable. Does not include unvested options to acquire 55,000 shares of common stock. Unvested options exercisable for 37,500 shares vest on November 14, 2002 and the remaining options vest, in cumulative fashion, in equal monthly installments beginning on the one year anniversary of the date of grant and ending on the four year anniversary of the date of grant.
(8) Does not include options to acquire 100,000 shares of common stock. The options exercisable for 33,333 shares vest on November 14, 2002 and the remaining options vest, in cumulative fashion, in equal monthly installments beginning on the one year anniversary of the date of grant and ending on the four year anniversary of the date of grant. Does not include shares held by Galen Partners III, L.P. David Jahns is a member of Claudius, L.L.C., a Delaware limited liability company, and a general partner of Galen Partners III, L.P. and Galen Partners International III, L.P. See note (10) below.
(9) Does not include options to acquire 100,000 shares of common stock. The options exercisable for 33,333 shares vest on November 14, 2002 and the remaining options vest, in cumulative fashion, in equal monthly installments beginning on the one year anniversary of the date of grant and ending on the four year anniversary of the date of grant.
(10) Includes stock options to purchase 74,000 shares of common stock that are immediately exercisable and 63,000 shares of common stock that Mr. Walker is deemed to beneficially own through a trust. Does not include unvested options to acquire 100,000 shares of common stock. Unvested options exercisable for 33,333 shares vest on November 14, 2002 and the remaining options vest, in cumulative fashion, in equal monthly installments beginning on the one year anniversary of the date of grant and ending on the four year anniversary of the date of grant.
(11) Information regarding Galen Partners III, L.P. and its affiliates is derived from the Schedule 13D filed by Galen Partners III, L.P. with the Securities and Exchange Commission on November 16, 2001. Shares owned represent 6,981,397 shares of Series A Preferred Stock held of record by Galen Partners III, L.P. and the option of Galen Partners III, L.P. to acquire an additional 6,981,397 shares of Series A Preferred Stock on or before November 7, 2002, 631,937 shares of Series A Preferred Stock held of record by Galen Partners International III, L.P. and the option of Galen Partners International III, L.P. to acquire an additional 631,937 shares of Series A Preferred Stock on or before November 7, 2002, and 28,588 shares of Series A Preferred Stock held of record by Galen Employee Fund III, L.P. and the option of Galen Employee Fund III, L.P. to acquire an additional 631,937 shares of Series A Preferred Stock on or before November 7, 2002. William R. Grant, Bruce F. Wesson, L. John Wilkerson, David W. Jahns, Srini Conjeevaram and Zubeen Shroff are all natural persons and are the members of Claudius, L.L.C., a Delaware limited liability company, the general partner of Galen Partners III, L.P. and Galen Partners International III, L.P. Bruce F. Wesson is the President of Wesson Enterprises, Inc., a Delaware corporation, which is the general partner of Galen Employee Fund III, L.P.

Item 12. Certain Relationships and Related Transactions

         In February 2000, we entered into a letter agreement with Rubicon International Limited ("Rubicon") to receive certain financial advisory services. Certain principals of Rubicon and the persons expected to perform service on behalf of Rubicon under the letter agreement are stockholders. Subject to certain limitations, in the event that we entered into certain financing transactions Rubicon would have been entitled to a fee. In September 2001, we entered into an agreement with Rubicon whereby Rubicon was issued 200,000 shares of our common stock valued at $156,000 using the quoted market price on that date in exchange for the cancellation of the Rubicon agreement and a mutual release of any and all claims pertaining to the Rubicon agreement.

         On November 7, 2001, our stockholders approved the issuance to Galen Partners and other accredited and sophisticated investors of a total of 10,917,030 shares of Series A Preferred Stock for an aggregate purchase price of $5 million, or $.458 per share. Galen Partners purchased their shares for $3,500,000 and the other investors purchased their shares in exchange for the cancellation of $1,500,000 of debt. The Series A Preferred Stock is immediately convertible into the same number of shares of our common stock and the conversion rate is subject to adjustment if we issue additional shares of common stock for an amount less than the then current conversion price and upon the happening of certain other events.

         The Series A Preferred Stock Purchase Agreement also provides that the investors that are a party to the agreement have the right to acquire an additional 10,917,030 shares of Series A Preferred Stock at $.458 per share ($5 million total) during the 12 months following the initial closing date of November 7, 2001. There can be no assurance that any additional shares of Series A Preferred Stock will be purchased.

         As a condition precedent to the sale of the Series A Preferred Stock, all of our outstanding Series G Warrants and the outstanding rights to acquire Series H Warrants and common stock were terminated. In consideration for the termination of these securities, we issued to holders of the Series G Warrants 784,638 shares of common stock (immediately prior to cancellation there were outstanding Series G Warrants exercisable for 3,923,204 shares of common stock). No additional consideration was given in connection with the cancellation of the right to acquire the Series H Warrants.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

         Listed on page 38 hereof.

Reports on Form 8-K

         A report on Current Report on Form 8-K, filed November 8, 2001, reporting a change in control and receipt of funding under the Series A Preferred Stock Purchase Agreement.

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

                                               SPECIALIZED HEALTH PRODUCTS
                                               INTERNATIONAL, INC.
                                               (Registrant)


Date: March 15, 2002                           By  /s/ Jeffrey M. Soinski
                                                  -----------------------
                                                  Jeffrey M. Soinski
                                                  President, Chief Executive
                                                  Officer and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                         Title                       Date
        ---------                         -----                       ----

 /s/ Jeffrey M. Soinski         President, Chief Executive       March 15, 2002
-----------------------------   Officer and Director (Principal
Jeffrey M. Soinski              Executive Officer)


 /s/ Keith L. Merrell           Controller, Acting Chief         March 15, 2002
-----------------------------   Financial Officer and
 Keith L. Merrell               Treasurer (Principal Financial
                                and Accounting Officer)


 /s/ Guy J. Jordan, Ph.D.       Chairman of the Board            March 15, 2002
-----------------------------
 Guy J. Jordan, Ph.D.


 /s/ Donald D. Solomon, Ph.D.   Director, Vice President,        March 15, 2002
-----------------------------   COO and CTO
Donald D. Solomon, Ph.D.


 /s/ David W. Jahns             Director                         March 15, 2002
-----------------------------
David W. Jahns


 /s/ Stuart A. Randle           Director                         March 15, 2002
-----------------------------
Stuart A. Randle


 /s/ Stephen I. Shapiro         Director                         March 15, 2002
-----------------------------
Steve I. Shapiro


 /s/ Robert R. Walker           Director                         March 15, 2002
-----------------------------
Robert R. Walker

                                  EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------    -----------------------------------------------------------------

3(i).1         Restated Certificate of Incorporation of the Company.
               (Incorporated by reference to Exhibit 3(i).1 of the Company's Form 10-QSB, dated September 30, 2001).

3(i).2 Certificate of Designations, Preferences and Limitations of Series A Preferred Stock, dated November 6, 2001 (Incorporated by reference to Exhibit 3(i).2 of the Company's Form 10-QSB, dated September 30, 2001).

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

10.1 Employment Agreement with Jeffrey M. Soinski, dated November 8, 2001 (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB, dated September 30, 2001).

10.2           Employment Agreement with Donald D. Solomon, Ph.D.

10.3           Employment Agreement with Mr. Paul S. Evans

10.4 Form of Indemnity Agreement with Executive Officers and Directors (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB, dated December 31, 2000).

10.5 License Agreement between SHP and Becton Dickinson and Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Fork 8-K, dated June 4, 1997)

10.6 Development and License Agreement, effective date of March 29, 2000, by and among Safety Syringe Corporation, a wholly owned subsidiary of the Company and The Kendall Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated March 29, 2000)

10.7 License Agreement by and among Merit Medical Systems, Inc. and Safety Syringe Corporation (Incorporated by reference to Exhibit
               10.7 of the Company's Form 10-KSB, dated December 31, 2000).

10.8 Specialized Health Products International, Inc. 1998 Stock Option Plan (Incorporated by reference to Appendix A to the Company's Amended Proxy Statement filed October 1, 1998)

10.9 Specialized Health Products International, Inc. 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2000).

10.10 Specialized Health Products International, Inc. 2001 Stock Option Plan (Incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB, dated September 30, 2001).

10.11 Series A Stock Purchase Agreement, dated October 5, 2001, by and between the Company and the investors identified therein (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated November 7, 2001).

10.12 Investors' Rights Agreement, dated October 5, 2001, by and between the Company and the investors identified therein (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, dated November 7, 2001).

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------    -----------------------------------------------------------------

10.13 Distribution Agreement, dated September 17, 2001, by and between the Company and Bard Access Systems, Inc. (certain portions of the agreement were omitted from the exhibit pursuant to a request for confidential treatment) (Incorporated by reference to Exhibit
               10.12 of the Company's Current Report on Form 8-K, dated November 7, 2001).

21.1           Schedule of subsidiaries (Incorporated by reference to Exhibit
               21.1 of the Company's Form 10-KSB, dated December 31, 2000).

99.1           Letter from the Company to the Securities and Exchange Commission

SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                     Page


Report of Independent Public Accountants                             F - 2

Consolidated Balance Sheet as of December 31, 2001                   F - 3

Consolidated Statements of Operations for the Years Ended
  December 31, 2001 and 2000 and for the Period
  from Inception to December 31, 2001                                F - 5

Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 2001 and 2000 and
  for the Period from Inception to December 31, 2001                 F - 6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001 and 2000 and for the Period
  from Inception to December 31, 2001                                F - 11

Notes to Consolidated Financial Statements                           F - 13

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Specialized Health Products International, Inc.:

We have audited the accompanying consolidated balance sheet of Specialized Health Products International, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the period from inception (November 19, 1993) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Specialized Health Products International, Inc. and subsidiaries for the period from inception to December 31, 1995. Information from those financial statements is included in the cumulative inception to December 31, 2001 totals of the statements of operations, stockholders' equity (deficit) and cash flows and includes total revenues and net loss of 6 percent and 2 percent, respectively, of the related cumulative totals. Those financial statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to those specified amounts included in the cumulative totals, is based solely upon the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Specialized Health Products International, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and for the period from inception to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant cumulative losses since inception. The Company incurred negative cash flows from operating activities of $2,889,601 and $749,413 for the years ended December 31, 2001 and 2000, respectively. To date, sales of products based on the Company's proprietary technologies have been minimal. As of December 31, 2001, the Company had an accumulated deficit of $27,794,005. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


ARTHUR ANDERSEN LLP

Salt Lake City, Utah
March 8, 2002

SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED BALANCE SHEET

                                                                                      December 31,
                                                                                          2001
                                                                                 ----------------------
Assets
Current assets:
   Cash                                                                             $     3,371,407
   Accounts receivable                                                                      100,550
   Notes receivable, net                                                                      2,132
   Prepaid expenses and other                                                                48,994
                                                                                 ----------------------
       Total current assets                                                               3,523,083
                                                                                 ----------------------
Property and equipment, net:
   Research and development machinery and equipment                                         294,061
   Office furniture and fixtures                                                            171,063
   Computer equipment and software                                                          164,180
   Leasehold improvements                                                                   134,869
   Manufacturing equipment                                                                   44,135
   Construction-in-progress                                                                  71,300
                                                                                 ----------------------
                                                                                            879,608
   Less accumulated depreciation and amortization                                          (662,238)
                                                                                 ----------------------
       Total property and equipment, net                                                    217,370
                                                                                 ----------------------
Other assets                                                                                 27,000
                                                                                 ----------------------
                                                                                    $     3,767,453
                                                                                 ======================

          See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED BALANCE SHEET (Continued)
                                                                                      December 31,
                                                                                          2001
                                                                                 ----------------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                 $        92,541
   Accrued liabilities                                                                      560,686
   Deferred revenue                                                                         552,681
                                                                                 ---------------------
       Total current liabilities                                                          1,205,908
Deferred revenue, net of current portion                                                    745,985
Unamortized rent                                                                             32,102
                                                                                 ---------------------
       Total liabilities                                                                  1,983,995
                                                                                 ---------------------
Commitments and contingencies (Notes 1, 4, and 6)

Stockholders' equity:
   Series A preferred stock, $.001 par value; 30,000,000 shares authorized,
     10,917,030 shares issued and outstanding (liquidation preference of
     $5,066,667)                                                                             10,917
   Common stock, $.02 par value; 70,000,000 shares authorized, 17,921,479
     shares outstanding                                                                     358,430
   Additional paid-in capital (common and preferred)                                     29,227,189
   Deferred compensation expense                                                            (19,073)
   Deficit accumulated during the development stage                                     (27,794,005)
                                                                                 ---------------------
       Total stockholders' equity                                                         1,783,458
                                                                                 ---------------------
       Total liabilities and stockholders' equity                                   $     3,767,453
                                                                                 =====================

          See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   Period from
                                                             Years Ended December 31,              Inception to
                                                     ------------------------------------------    December 31,
                                                             2001                 2000                 2001
                                                     ----------------------------------------------------------------
Revenue:
   Technology fees and licensing revenue               $       317,459      $        222,003    $        4,289,462
   Development fees and related services                       202,615               452,529             3,035,025
   Net product sales                                               -                     -                 748,228
                                                     ----------------------------------------------------------------
       Total revenue                                           520,074               674,532             8,072,715
                                                     ----------------------------------------------------------------
Cost of revenue:
   Cost of development fees and related services               206,974               316,295             2,236,637
   Cost of product sales                                           -                     -                 536,002
                                                     ----------------------------------------------------------------
       Total cost of revenue                                   206,974               316,295             2,772,639
                                                     ----------------------------------------------------------------
       Gross profit                                            313,100               358,237             5,300,076
                                                     ----------------------------------------------------------------
Operating expenses:
   Selling, general and administrative                       2,109,226             2,099,960            18,668,088
   Research and development                                  1,815,082             1,463,564             8,753,389
   Loss on disposal of operating assets, net                   -                       6,131             1,286,688
                                                     ----------------------------------------------------------------
       Total operating expenses                              3,924,308             3,569,655            28,708,165
                                                     ----------------------------------------------------------------
Loss from operations                                        (3,611,208)           (3,211,418)          (23,408,089)
                                                     ----------------------------------------------------------------
Other income (expense):
   Interest income                                              15,185                22,697               558,032
   Interest expense                                            (79,040)                  -                (102,698)
   Other income (expense), net                                    (859)                7,001                59,499
                                                     ----------------------------------------------------------------
       Other income (expense), net                             (64,714)               29,698               514,833
                                                     ----------------------------------------------------------------
Net loss                                                    (3,675,922)           (3,181,720)          (22,893,256)
Less preferred stock dividends                              (4,872,580)                  -              (4,900,749)
                                                     ----------------------------------------------------------------

Net loss applicable to common shares                   $    (8,548,502)     $     (3,181,720)   $      (27,794,005)
                                                     ================================================================

Basic and diluted net loss per common share            $          (.56)     $           (.26)
                                                     ==========================================
Basic and diluted weighted average number of common
   shares outstanding                                       15,190,026            12,393,024
                                                     ==========================================

          See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                            Deficit
                                                                                                                            Accumu-
                                                                                   Series C  Series D                        lated
                                                               Common              Warrants  Warrants                        During
                        Series A                               Stock                 to         to                Deferred    the
                     Preferred Stock          Common Stock    Subscrip- Additional Purchase  Purchase             Compen-   Develop-
                   -----------------------------------------    tions    Paid-in   Common     Common  Advance to  sation     ment
                     Shares     Amount    Shares     Amount   Receivable  Capital    Stock     Stock   Stockholder Expense    Stage
                   -----------------------------------------------------------------------------------------------------------------
Issuance of common
 stock for cash at
 inception                 -  $      -  1,170,000  $  1,300  $       -  $      -   $     -   $      -   $      -  $    -  $       -

Net loss                   -         -          -         -          -         -         -          -          -       -     (3,450)
                   -----------------------------------------------------------------------------------------------------------------
BALANCE as of
 December 31, 1993         -         -  1,170,000     1,300          -         -         -          -          -       -     (3,450)

Issuance of
 preferred stock
 for cash          1,440,000   560,000          -         -          -         -         -          -          -       -          -

Issuance of common
 stock for services
 and stock
 subscriptions
 receivable                -         -    193,500   208,500   (198,500)        -         -          -          -       -          -

Unpaid dividends
 on preferred
 stock                     -         -          -         -          -         -         -          -          -       -    (16,780)

Net loss                   -         -          -         -          -         -         -          -          -       -   (906,948)
                   -----------------------------------------------------------------------------------------------------------------
BALANCE as of
 December 31, 1994 1,440,000   560,000  1,363,500   209,800   (198,500)        -         -          -          -       -   (927,178)

Issuance of
 preferred stock
 for cash            362,403   604,001          -         -          -         -         -          -          -       -          -

Issuance of common
 stock for stock
 subscriptions
 receivable                -         -     70,000     1,400   (140,000)  138,600         -          -          -       -          -

Cash received and
 services provided
 for stock
 subscriptions
 receivable                -         -          -         -    288,500         -         -          -          -       -          -

Unpaid dividends
 on preferred
 stock                     -         -          -         -          -         -         -          -          -       -    (11,389)

          See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                                                                            Deficit
                                                                                                                            Accumu-
                                                                                   Series C  Series D                        lated
                                                               Common              Warrants  Warrants                        During
                        Series A                               Stock                 to         to                Deferred    the
                     Preferred Stock          Common Stock    Subscrip- Additional Purchase  Purchase             Compen-   Develop-
                   -----------------------------------------    tions    Paid-in   Common     Common  Advance to  sation     ment
                     Shares     Amount    Shares     Amount   Receivable  Capital    Stock     Stock   Stockholder Expense    Stage
                   -----------------------------------------------------------------------------------------------------------------
Exchange of debt
 for common stock          -  $      -    396,500  $386,000  $       -  $ 99,000   $     -   $      -   $      -  $    -  $       -

Issuance of common
 shares to
 stockholders under
 antidilution
 provisions                -         -     90,000   180,000          -  (180,000)        -          -          -       -          -

Business
 combination     (1,802,403)(1,164,001) 2,102,403  (696,752)         - 1,860,753         -          -          -       -          -

Issuance of common
 stock for cash,
 net of expenses           -         -  4,256,250    85,125          - 7,193,935         -          -          -       -          -

Exercise of stock
 options for
 common stock
 subscriptions
 receivable                -         -    288,000     5,760   (209,500)  203,740         -          -          -       -          -

Net loss                   -         -          -         -          -         -         -          -          -       - (2,919,489)
                   -----------------------------------------------------------------------------------------------------------------
BALANCE as of
 December 31, 1995         -         -  8,566,653   171,333   (259,500)9,316,028         -          -          -       - (3,858,056)

Cash received for
 stock subscriptions
 receivable                -         -          -         -     50,300         -         -          -          -       -          -

Exercise of common
 stock options             -         -     45,000       900          -    16,650         -          -          -       -          -

Exercise of common
 stock warrants            -         -     45,000       900          -    74,250         -          -          -       -          -

Grant of stock
 options for
 consulting services       -         -          -         -          -   134,000         -          -          - (40,200)         -

Net loss                   -         -          -         -          -         -         -          -          -       - (4,093,388)
                   -----------------------------------------------------------------------------------------------------------------
BALANCE as of
 December 31, 1996         -  $      -  8,656,653  $173,133  $(209,200)$9,540,928  $     -    $     -    $    -$(40,200)$(7,951,444)
                   -----------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                                                                            Deficit
                                                                                                                            Accumu-
                                                                                   Series C  Series D                        lated
                                                               Common              Warrants  Warrants                        During
                        Series A                               Stock                 to         to                Deferred    the
                     Preferred Stock          Common Stock    Subscrip- Additional Purchase  Purchase             Compen-   Develop-
                   -----------------------------------------    tions    Paid-in   Common     Common  Advance to  sation     ment
                     Shares     Amount    Shares     Amount   Receivable  Capital    Stock     Stock   Stockholder Expense   Stage
                   -----------------------------------------------------------------------------------------------------------------
Exercise of common
 stock options             -  $      -    110,000  $  2,200  $       -  $181,575   $     -   $      -   $      -  $    -  $       -

Issuance of common
 stock and common
 stock warrants for
 cash, net of
 expenses                  -         -  1,263,189    25,264          - 2,180,343   310,994    388,158          -       -          -

Issuance of common
 stock for
 consulting
 services                  -         -    100,000     2,000          -   210,500         -          -          -       -          -

Net loss                   -         -          -         -          -         -         -          -          -       - (4,274,003)
                   -----------------------------------------------------------------------------------------------------------------
BALANCE as of
 December 31, 1997         -         - 10,129,842   202,597   (209,200)12,113,346  310,994    388,158          -(40,200)(12,225,447)

Exercise of common
 stock warrants            -         -     85,000     1,700          -   168,300         -          -          -       -          -

Issuance of common
 stock and
 conversion of
 Series C warrants
 to Series D
 warrants                  -         -    256,598     5,132          -    (5,132) (310,994)   310,994          -       -          -

Issuance of common
 stock and common
 stock warrants for
 cash, net of
 expenses                  -         -  1,860,000    37,200          - 2,518,159         -  1,078,800          -       -          -

Issuance of common
 stock warrants for
 services                  -         -          -         -          -         -         -    163,500          -       -          -

Cash received for
 stock subscriptions
 receivable                -         -          -         -      9,000         -         -          -          -       -          -

Issuance of common
 stock options for
 services                  -         -          -         -          -     7,200         -          -          -       -          -

Issuance of common
 stock for services        -         -     25,000       500          -   (13,500)        -     13,000          -       -          -

Net loss                   -         -          -         -          -         -         -          -          -       - (4,197,567)
                   -----------------------------------------------------------------------------------------------------------------
BALANCE as of
 December 31, 1998         -  $      - 12,356,440  $247,129$(200,200)$14,788,373  $      - $1,954,452        -$(40,200)$(16,423,014)
                   -----------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                                                                            Deficit
                                                                                                                            Accumu-
                                                                                   Series C  Series D                        lated
                                                               Common              Warrants  Warrants                        During
                        Series A                               Stock                 to         to                Deferred    the
                     Preferred Stock          Common Stock    Subscrip- Additional Purchase  Purchase             Compen-   Develop-
                   -----------------------------------------    tions    Paid-in   Common     Common  Advance to  sation     ment
                     Shares     Amount    Shares     Amount   Receivable  Capital    Stock     Stock   Stockholder Expense    Stage
                   -----------------------------------------------------------------------------------------------------------------
Cash received for
 stock subscriptions
 receivable                -  $      -          -  $      -  $ 200,200  $      -   $     -   $      -  $       -  $    -  $       -

Modification of
 options previously
 granted to
 employees                 -         -          -         -          -    97,126         -          -          -       -          -

Stock options
 granted in
 exchange for
 services
 rendered                  -         -          -         -          -   (20,100)        -          -          -  20,100          -

Stock options
 forfeited                 -         -          -         -          -         -         -          -          -  20,100          -

Net income                 -         -          -         -          -         -         -          -          -       -    359,231
                   -----------------------------------------------------------------------------------------------------------------
BALANCE as of
 December 31, 1999         -         - 12,356,440   247,129          -14,865,399         -  1,954,452          -       -(16,063,783)

Exercise of common
 stock options             -         -     18,000       360          -     6,660         -          -          -       -          -

Issuance of common
 stock for
 consulting
 services                  -         -     75,000     1,500          -    86,000         -          -          -       -          -

Issuance of common
 stock options for
 consulting services       -         -          -         -          -   273,154         -          -          - (18,340)         -

Modification of
 terms on Series D
 warrants                  -         -          -         -          -   132,848         -          -          -(122,113)         -

Advance to
 stockholder               -         -          -         -          -         -         -          -     (2,801)      -          -

Net loss                   -         -          -         -          -         -         -          -          -       - (3,181,720)
                   -----------------------------------------------------------------------------------------------------------------
BALANCE as of
 December 31, 2000         -   $     - 12,449,440  $248,989   $     -$15,364,061  $      - $1,954,452$(2,801)$(140,453)$(19,245,503)
                   -----------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                                                                            Deficit
                                                                                                                            Accumu-
                                                                                   Series C  Series D                        lated
                                                               Common              Warrants  Warrants                        During
                        Series A                               Stock                 to         to                Deferred    the
                     Preferred Stock          Common Stock    Subscrip- Additional Purchase  Purchase             Compen-   Develop-
                   -----------------------------------------    tions    Paid-in   Common     Common  Advance to  sation     ment
                     Shares     Amount    Shares     Amount   Receivable  Capital    Stock     Stock   Stockholder Expense    Stage
                   -----------------------------------------------------------------------------------------------------------------
Issuance of
 preferred stock
 for cash, net
 of expenses      10,917,030 $  10,917          -  $      -  $       -$4,872,580   $     -   $      -   $      -  $    -  $       -

Repayment from
 stockholder               -         -          -         -          -         -         -          -      2,801       -          -

Exercise of series
 D warrants for cash       -         -    153,388     3,067          -    41,670         -     31,957          -       -          -

Expiration of series
 D warrants                -         -          -         -          - 2,054,168         - (2,054,168)         -       -          -

Issuance of common
 stock for cash in
 February Private
 Placement Memorandum      -         -    341,066     6,822          -    95,952         -     67,759          -       -          -

Issuance of common
 stock for cash in
 April Private
 Placement
 Memorandum, net of
 expenses                  -         -  2,840,000    56,800          - 1,224,200         -          -          -       -          -

Value of warrants
 issued in April
 Private Placement
 Memorandum                -         -          -         -          -  (798,657)  798,657          -          -       -          -

Conversion of note
 payable and debt
 to equity                 -         -    394,947     7,899          -   213,165     4,784          -          -       -          -

Amortization of
 deferred
 compensation
 expense                   -         -          -         -          -         -         -          -          - 131,763          -

Issuance of common
 stock to Rubicon
 for consulting
 services and
 finders fees              -         -    478,000     9,560          -   285,440         -          -          -       -          -

Issuance of common
 stock for cash in
 September Private
 Placement
 Memorandums, net
 of expenses               -         -    120,000     2,400          -    47,600         -          -          -       -          -

Issuance of common
 stock for cash in
 November Private
 Placement
 Memorandum, net of
 expenses                  -         -    360,000     7,200          -   142,800         -          -          -       -          -

Issuance of common
 stock upon exercise
 of G warrants             -         -    784,638    15,693          -   787,748  (803,441)         -          -       -          -

Issuance of common
 stock options for
 consulting services       -         -          -         -          -    23,882         -          -          - (10,383)         -

Preferred stock
 dividend related to
 beneficial
 conversion feature        -         -          -         -          - 4,872,580         -          -          -       - (4,872,580)

Net loss                   -         -          -         -          -         -         -          -          -       - (3,675,922)
                   -----------------------------------------------------------------------------------------------------------------
Balance as of
December 31, 2001 10,917,030  $ 10,917 17,921,479  $358,430   $     -$29,227,189  $      -   $      -  $     -$(19,073)$(27,794,005)
                   =================================================================================================================

          See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) In Cash

                                                                                                      Period from
                                                                   Years Ended December 31,           Inception to
                                                              ------------------------------------    December 31,
                                                                     2001              2000               2001
                                                              ---------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                   $   (3,675,922)   $   (3,181,720)    $   (22,893,256)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                 252,246           350,908           1,949,323
        Allowance for doubtful accounts receivable                        -                 -               125,800
        Common stock issued for consulting services                   156,000            69,160             442,661
        Amortization of deferred compensation                         131,763               -               145,262
        Common stock options issued for consulting services
                                                                       13,499           273,154             668,379
        Compensation expense for cancellation of warrants               6,735            60,665              67,400
        Compensation expense for modification of term on
           Series D warrants                                              -              10,735              10,735
        Loss on disposition of assets, net                                -               6,131           1,287,979
        Changes in operating assets and liabilities:
           Accounts receivable                                         (6,005)           40,829            (100,550)
           Notes receivable, net                                       (2,132)              -                (2,132)
           Prepaid expenses and other                                 (34,793)           24,788             (48,994)
           Amounts due from related parties                               -              (1,822)                -
           Other assets                                                   -                 -               (27,000)
           Accounts payable                                           (38,066)          132,022              92,541
           Accrued liabilities                                        296,451           140,342             560,686
           Other liabilities                                          (10,046)           47,398              32,102
           Deferred revenue                                            20,669         1,277,997           1,298,666
                                                              ---------------------------------------------------------
              Net cash used in operating activities                (2,889,601)         (749,413)        (16,390,398)
                                                              ---------------------------------------------------------
Cash flows from investing activities:
    Purchase of property and equipment                                (53,112)          (27,483)         (2,999,442)
    Purchase of patents and technology                                    -                 -              (356,146)
    Proceeds from the disposition of assets                               -                 -                 6,517
                                                              ---------------------------------------------------------
              Net cash used in investing activities                   (53,112)          (27,483)         (3,349,071)
                                                              ---------------------------------------------------------

          See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Increase (Decrease) In Cash

                                                                                                      Period from
                                                                   Years Ended December 31,           Inception to
                                                              ------------------------------------    December 31,
                                                                     2001              2000               2001
                                                              ---------------------------------------------------------
Cash flows from financing activities:
   Proceeds (payments) related to notes payable                 $    (450,000)   $      600,000     $           -
   Proceeds from issuance of common stock                           1,867,227             7,020          14,512,179
   Proceeds from issuance of common stock warrants                        -                 -             1,777,952
   Proceeds from stock subscriptions                                      -                 -               413,700
   Net proceeds from issuance of preferred stock                    4,883,497               -             6,047,498
   Proceeds from issuance of redeemable preferred stock                   -                 -               240,000
   Payments on redeemable preference stock and dividends                  -                 -              (268,300)
   Net repayments on stockholder loans                                  2,801                46             387,847
                                                              --------------------------------------------------------
              Net cash provided by financing activities             6,303,525           607,066          23,110,876
                                                              --------------------------------------------------------
Net increase (decrease) in cash                                     3,360,812          (169,830)          3,371,407
Cash at beginning of the period                                        10,595           180,425                 -
                                                              --------------------------------------------------------
Cash at end of the period                                       $   3,371,407    $       10,595     $     3,371,407
                                                              ========================================================


 Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $      79,040    $          -       $        79,040

 Supplemental disclosures of non-cash investing and financing activities:
     For the period from inception to December 31, 2001, the Company recorded non-cash dividends on preferred stock of $4,900,749.

  Forthe period from inception to December 31, 2001, the Company converted certain stockholder loans and amounts due to stockholders to common stock totaling $485,000.

   For the period from inception to December 31, 2001, the Company wrote off fully depreciated fixed assets totaling $746,208.

  For the period from inception to December 31, 2001, the Company cancelled warrants totaling $2,054,168.


          See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      NATURE OF OPERATIONS

History and Nature of Operations

Specialized Health Products ("SHP"), a Utah corporation, was incorporated in November 1993. On July 28, 1995, SHP became a wholly owned subsidiary of Specialized Health Products International, Inc. ("SHPI"), (a Delaware corporation organized in February 1986 and known as Russco, Inc. prior to changing its name to SHPI) through a merger with a subsidiary of SHPI (the "Acquisition"). On that date, the Company changed its name to "Specialized Health Products International, Inc." The persons serving as officers and directors of SHP immediately prior to the consummation of the Acquisition were elected to the same offices with SHPI and retained their positions as directors and officers of SHP. In addition, the outstanding securities of SHP became outstanding securities of SHPI. Prior to the Acquisition, neither SHP nor any affiliate of SHP had an ownership interest in Russco, Inc.

SHPI through its wholly and majority owned subsidiaries, SHP, Specialized Cooperative Corporation ("SCC"), and Safety Syringe Corporation ("SSC") (collectively, the "Company") is a development stage company which is engaged principally in the development of cost-effective, disposable, proprietary healthcare products designed to reduce the incidence of accidental injury in the healthcare industry, and thus reduce the spread of disease. The Company has created a portfolio of proprietary healthcare products that are in various stages of pre-production, development and research. At present the Company is focusing its resources and activities principally on completing development of products under current licensing and development arrangements, developing new safety needle medical devices and identifying marketing partners for the Company's safety medical needle products and concepts. The Company's products are designed to reduce the risk of acquiring human immunodeficiency virus and autoimmunodeficiency syndrome or HIV/AIDS, hepatitis B virus, hepatitis C virus and other blood-borne diseases through accidental needlesticks.

Development Stage Presentation

The Company is in the development stage and has incurred significant cumulative net losses since inception. The Company incurred negative cash flows from operating activities of $2,889,601 and $749,413 during the years ended December 31, 2001 and 2000, respectively. Sales of products based on the Company's proprietary technologies have been minimal. As of December 31, 2001, the Company had an accumulated deficit of $27,794,005. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's success in (1) bringing its products to commercialization, (2) entering into favorable contracts with third-party manufacturers, distributors and strategic partners, (3) raising sufficient additional funding and (4) minimizing costs.

Although there can be no assurance, the Company believes existing cash, expected cash flows from existing and potential distribution and license agreements (see
Note 3) and expected future equity funding will be sufficient to support the Company's operations at least through December 31, 2001. Management has negotiated agreements with third parties to assist in the development, financing, manufacturing and distribution of its products under development or near commercialization. The Company has entered into an agreement with existing investors that sets forth terms for future equity capital infusions (see Note
6), however, the decision to make the funds available resides solely with the investors. The Company's inability to obtain the necessary additional funding would severely impair its business operations and there can be no assurance that the Company's operating plan will be successful.

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

b) The Company's need for capital during the next year or more will be significant and will vary based upon a number of factors, including the rate at which demand for its products expands and the level of effort needed to develop and commercialize other products utilizing the Company's medical needle and other technologies. The Company has no contractual arrangements that guarantee that the Company will have adequate funding during 2002 and there can be no assurance that additional funding, if needed, will be available on commercially reasonable terms or at all. Any inability to obtain additional funding when needed will have a material adverse effect on the Company.

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

f) The Company operates in a highly competitive market and will compete directly with firms that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development, and marketing and distribution organizations and established distribution channels that are better suited in the market than the Company. Such competitors may use their economic strength to influence the market to continue to buy their existing products. These competitors, such as Becton Dickinson and Company ("Becton Dickinson"), The Kendall Company ("Kendall"), Johnson & Johnson Medical ("JJM") and Merit Medical Systems, Inc. ("Merit"), may also be potential strategic partners with respect to various products. The Company does not have an established customer base and is likely to encounter a high degree of competition in developing a customer base. One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with the Company's products. New competitors may emerge and may develop products which compete with the Company's products. No assurance can be given that the Company will be successful in competing in this industry.

g) The Company's future success depends in part on its ability to protect its intellectual property and maintain the proprietary nature of its technology through a combination of patents and other intellectual property arrangements. There can be no assurance that the protection provided by patents, if issued, will be broad enough to prevent competitors from introducing similar products or that such patents, if challenged, will be upheld by the courts of any jurisdiction. Patent infringement litigation, either to enforce the Company's patents or defend the Company from infringement suits, would be expensive and, if it occurs, could divert Company resources from other planned uses. Any adverse outcome in such litigation could have a material adverse effect on the Company. Patents and patent applications filed in foreign countries are subject to laws and procedures that differ from those in the U.S. Patent protection in such countries may be different from patent protection under U.S. laws and may not be as favorable to the Company. Certain portions of the Company's international patent prosecution efforts are funded by third parties. The failure of the funding parties to pay for the international patent prosecution costs would materially effect the Company's ability to prosecute these patents. The Company also attempts to protect its proprietary information through the use of confidentiality agreements and by limiting access to its facilities. There can be no assurance that the Company's program of patents, confidentiality agreements and restricted access to its facilities will be sufficient to protect the Company's proprietary technology.

h) The sale of medical devices entails an inherent risk of liability in the event of product failure or claim of harm caused by product operation. There can be no assurance that the Company will not be subject to such claims, that any claim will be successfully defended or, if the Company is found liable, that the claim will not exceed the limits of the Company's insurance. The Company's current insurance coverage is in the amount of $1 million per occurrence and $2 million in aggregate. The Company also has an umbrella policy in the amount of $3 million. In certain cases, the Company has indemnification arrangements in place with its strategic partners who will be selling Company developed products under the partner's label. There is no assurance that the Company will maintain product liability insurance on acceptable terms in the future or that such insurance will be available. Product liability claims could have a material adverse effect on the Company.

(2)      SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of SHPI and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Property and Equipment

Property and equipment are stated at cost and consist primarily of manufacturing and equipment, office furniture and fixtures, computer equipment and software, research and development machinery and equipment, and construction-in-progress. Manufacturing equipment is depreciated using the straight-line method over seven years or the units-of-production method, whichever is greater. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Costs incurred in connection with the fabrication and construction of manufacturing equipment are capitalized as construction-in-progress. No depreciation is recognized on these assets until they are placed in service. All other property and equipment are depreciated using the straight-line method based on the estimated useful lives of the related assets of which are five years, except for computer equipment and software, with which has a useful lives life of three years.

Maintenance and repairs are charged to expense as incurred and costs of improvements and betterments are capitalized. Upon disposal or sale, the related asset costs and accumulated depreciation are removed from the accounts and resulting gains or losses are reflected in current operations.

Other Assets

Other assets consist of a building security lease deposit for the Company's headquarters building.

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Assets and for Long-Lived Assets to be Disposed Of," the Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. As of December 31, 2001, management did not consider any of the Company's long-lived assets to be impaired (see "Recent Accounting Pronouncements"). During 2000, the Company adjusted the estimated useful lives of certain computer equipment and software in order to properly reflect the realizable realized value of such assets as of December 31, 2000, . As a result of the adjustment, an and recognized an additional $54,365 of depreciation expense was recognized during 2000.

Revenue Recognition

Pursuant to Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", the Company recognizes license revenue when the following criteria has been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price is fixed or determinable and (d) collectibility is reasonably assured.

Royalty revenues are recognized as revenues when the related products are sold or upon the Company's fulfillment of any future obligation under the related agreements. Revenue from development agreements is recognized, in accordance with the terms of the agreements, as the services are performed.

Research and Development Costs

Research and development costs are expensed as incurred.

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax bases basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.

Fair Value of Financial Instruments

The book values of the Company's financial instruments approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather tested for impairment at least annually. The Company anticipates the adoption of SFAS No. 141 and 142 on January 1, 2002, will not have a material impact on its financial position or results of operation.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company anticipates the adoption of SFAS No. 144 on January 1, 2002, will not have a material impact on its financial position or results of operations.

Basic and Diluted Net Loss Per Common Share

As a result of the Company incurring net losses for the years ended December 31, 2001 and 2000, both basic and diluted net loss per common share for the years are based on the weighted average number of common shares outstanding. Stock options and warrants prior to conversion are not included in the calculation of diluted net loss per common share for the year because their inclusion would be antidilutive, thereby reducing the net loss per common share. Options and warrants to purchase 7,107,500 and 6,298,787 shares of common stock at exercise prices ranging from $1.00 to $2.625 per share were outstanding at December 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share for the respective years then ended because the exercise price was greater than the average market price of the common shares and as such, their inclusion would be antidilutive.

Additionally, as of December 31, 2001, there are 10,917,030 shares of Series A Preferred Stock outstanding, which are convertible into common stock on a one-for-one basis. Should the Series A Preferred stockholders opt to acquire additional shares in accordance with the terms of the Series A Preferred Stock Purchase Agreement, an additional beneficial conversion charge, limited to the net proceeds received, would be treated as a preferred stock dividend and impact the calculation of net loss per common share.

Reclassifications

Certain reclassifications have been made in the 2000 consolidated financial statements to conform to the 2001 presentation.

(3)      DISTRIBUTION AND LICENSE AGREEMENTS

Bard Access Systems

On September 17, 2001, the Company entered into a distribution agreement with Bard Access Systems ("Bard") for the sale and distribution of the Company's LiftLocTM Safety Winged Infusion Set. Under the terms of the agreement a payment of $67,000 was received by the Company on September 27, 2001. The agreement specifies that this payment is to be applied against the initial product orders from Bard. As of December 31, 2001, no product had been shipped and the Company has reflected deferred revenue in the accompanying consolidated balance sheet of $67,000 related to this distribution agreement. The agreement is for a two-year period which automatically renews for successive one-year terms unless terminated by Bard in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

Pharmaceutical Company

In August 2001, the Company entered into an oral agreement with an undisclosed pharmaceutical company whereby it would provide development services on a specialized application of one of its safety needle technologies. While a formalized agreement has not yet been finalized related to this development project, the Company billed and received payment for $169,677 in development fees. Expenses related to this development project were expensed as incurred during 2001. As of December 31, 2001, the Company has reflected deferred revenue of $169,677 related to this development project.

Merit Medical

On January 4, 2001, the Company entered in a license agreement (the "Merit Agreement") with Merit related to the production of safety needle devices for angiographic guidewire introducers. The Company received a payment of $100,000 which is being recognized over the estimated five-year period of the Merit Agreement at a rate of $1,667 per month. As of December 31, 2001, the Company has reflected deferred revenue of $79,996 related to this license agreement.

Kendall

In November 1999, the Company and Kendall, a division of Tyco Healthcare Group LP, entered into a Development and License Agreement (the "Kendall Agreement") relating to one application of the Company's needle technology in the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective in March 2000. In April 2000, the Company received $1,500,000, less $35,044 representing the Company's share of certain patent filing costs, under the Kendall Agreement and will receive an additional $1,000,000 thirty months from the effective date of the contract or upon the sale of commercial quantities of products, whichever comes first, in exchange for the Company assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related U.S. patents for a technology. The assignment of the patent rights to Kendall provides for our retention of an exclusive, royalty-free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for SHPI to receive development fees and ongoing royalties, including a $500,000 advance royalty payment 30 months from the effective date of the contract or upon the sale of commercial quantities of products, whichever comes first. It is anticipated that Kendall will manufacture all products that are subject to the Kendall Agreement. The Company is recognizing revenue from the agreement over a period of five years at a rate of $24,667 per month. As of December 31, 2001, the Company has reflected deferred revenue of $981,993 related to this license agreement.

Johnson & Johnson Medical

In December 1997, the Company entered into an agreement with JJM to commercialize two applications of the Company's safety needle technologies in one restricted field-of-application of the technology. The agreement provided for monthly development payments by JJM, sharing of field related patent costs, payments for initial periods of low volume manufacturing, an ongoing royalty stream and a JJM investment in molds, assembly equipment and other capital costs related to commercialization of each product. However, on April 3, 2001, the Company received notice from JJM that the Development and License Agreement between JJM and the Company was terminated.

(4)      COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases office space under a noncancelable operating lease. The following summarizes future minimum lease payments under the operating lease at December 31, 2001:

                                                             Minimum
                         Year Ending December 31,        Lease Payments
                                                       ------------------
                                  2002                    $     318,130
                                  2003                          133,090
                                                       ------------------
                                                          $     451,220
                                                       ==================

Rental expense for the years ended December 31, 2001 and 2000 totaled approximately $280,000 and $269,000, respectively. Beginning March 1, 2000, the Company subleased approximately 3,300 square feet of its office space which generated sublease payments of $16,500 and $54,000 during 2001 and 2000 respectively. The sublease agreement was terminated effective January 31, 2002.

Employment and Indemnity Agreements

On December 31, 2001, the Company entered into an employment agreement with Donald D. Solomon, Ph.D. Dr. Solomon's employment agreement, as amended, provides that (i) Dr. Solomon receive a salary of $190,000 per year; (ii) Dr. Solomon's current employment agreement expires on October 23, 2004; (iii) Dr. Solomon is entitled to vacation pay, health insurance and life insurance; (iv) Dr. Solomon's employment contract may be terminated at any time by us; (v) if the employment of Dr. Solomon is terminated by reason of disability, death or for cause, his salary and benefits (except as otherwise required by law) will terminate as of the date of termination; (vi) if Dr. Solomon is terminated for reasons other than disability, death or for cause, then Dr. Solomon's salary and medical benefits will continue for a period of 12 months from the date of termination and his other benefits will cease as of the date of termination.

On December 31, 2001, the Company entered into an employee agreement with Mr. Paul S. Evans. Mr. Evans' employment agreement, as amended, provides that (i) Mr. Evans receive a salary of $175,000 per year; (ii) Mr. Evans' current employment agreement expires on June 12, 2003; (iii) Mr. Evans is entitled to vacation pay, health insurance and life insurance; (iv) Mr. Evans' employment contract may be terminated at any time by us; (v) if the employment of Mr. Evans is terminated by reason of disability, death or for cause, his salary and benefits (except as otherwise required by law) will terminate as of the date of termination; (vi) if Mr. Evans is terminated for reasons other than disability, death or for cause, then Mr. Evans' salary and medical benefits will continue for a period of 12 months from the date of termination and his other benefits will cease as of the date of termination.

On December 31, 2001, the Company entered into an employee agreement with Mr. Keith L. Merrell. Mr. Merrell's employment agreement, as amended, provides that
(i) Mr. Merrell receives a salary of $102,000 per year; (ii) Mr. Merrell's current employment agreement expires December 31, 2002; (iii) Mr. Merrell is entitled to vacation pay, health insurance and life insurance; (iv) Mr. Merrell's employment contract may be terminated at any time by us; (v) if the employment of Mr. Merrell is terminated by reason of disability, death or for cause, his salary and benefits (except as otherwise required by law) will terminate as of the date of termination; (vi) if Mr. Merrell is terminated for reasons other than disability, death or for cause, then Mr. Merrell's salary and medical benefits will continue for a period of three months from the date of termination and his other benefits will cease as of the date of termination.

On November 9, 2001, the Company entered into a three-month consulting agreement with Mr. David A. Robinson, the Company's former CEO. The consulting agreement provides that Mr. Robinson receive stock options to acquire 50,000 shares of our common stock at $2.00 per share which stock options vest immediately. This resulted in compensation expense of $23,882 of which $10,383 has been deferred as of December 31, 2001 and will be recognized over the remaining service period.

On November 8, 2001, the Company entered into an employment agreement with Mr. Jeffrey M. Soinski. The employment agreement provides that (i) Mr. Soinski receive a salary of $240,000 per year in addition to performance based bonuses;

(ii) Mr. Soinski receive stock options to acquire 2.5 million shares of our common stock at market value on the date of grant which stock options vest over a four-year period; (iii) Mr. Soinski be reimbursed for relocation expenses in an amount not to exceed $75,000; (iv) Mr. Soinski is entitled to vacation pay, health insurance and life insurance; (v) Mr. Soinski's employment contract may be terminated at any time by us; (vi) if the employment of Mr. Soinski is terminated by reason of disability, death or for cause, his salary and benefits (except as otherwise required by law) will terminate as of the date of termination; (vii) if Mr. Soinski is terminated for reasons other than disability, death or for cause, then Mr. Soinski's salary and medical benefits will continue for a period of 18 months from the date of termination and his other benefits will cease as of the date of termination.

In February 2002, we approved a 2002 Executive Officer Bonus Plan. Under the plan executive officers eligible for bonuses during 2002 include the CEO, COO and General Counsel. Plan participants will earn 20% of their annual salary based upon 100% achievement of the overall revenue goal outlined in our approved budget plan. Also, plan participants will be eligible to receive incremental bonus payments for performing beyond the budget plan. The amount of incremental payments, if earned, will be based upon the recommendation of the compensation Committee and approved by the Board of Directors. The maximum base bonus that could be paid under this plan is $121,000. In connection with this plan, we also adopted an Employee Bonus Plan for employees other than the Named Executive Officers to reward specific individual or team achievements during 2002.

We have entered into indemnity agreements (the "Indemnity Agreements") with each of our executive officers and directors pursuant to which we have agreed to indemnify the officers and directors to the fullest extent permitted by law for any event or occurrence related to the service of the indemnitee for us as an officer or director that takes place prior to or after the execution of the Indemnity Agreement. The Indemnity Agreements obligate us to reimburse or advance expenses relating to any proceeding arising out of an indemnifiable event. Under the Indemnity Agreements, our officers and directors are presumed to have met the relevant standards of conduct required by Delaware law for indemnification. Should the Indemnity Agreements be held to be unenforceable, indemnification of these officers and directors may be provided by us in certain cases at our discretion.

In December 1998 and again in November 1999, a previously existing employment agreement was amended to allow for cash payments totaling $115,000 in exchange for the surrender of outstanding common stock warrants held by the employee. The exchange could be elected by the employee if the fair market value of the Company's common stock did not reach specified amounts by January 31, 2001. Additionally, the January 31, 2001 exchange could be accelerated, at the employee's option, should the Company's cash position fall below a specified level. Upon election of the accelerated exchange, the cash compensation would be reduced by $625 for each month between the date the exchange occurs and January 31, 2001. In January 1999, the Company paid $50,000 to the employee upon exercise of the first option. In December 2000, the employee exercised the second option and the Company agreed to make the cash payment of $60,665 on January 31, 2001. The Company made that payment in June 2001, including interest of $3,072 calculated from the date the payment was due until the date the payment was made.

Litigation

The Company is not involved in any litigation matters and is unaware of any pending litigation.

(5)      STOCK OPTIONS

Effective November 2001, the Company's Board of Directors and stockholders approved the adoption of the Specialized Health Products International, Inc. 2001 Stock Option plan. The plan permits the Company to grant non-qualified stock options and incentive stock options to acquire common stock. The total number of shares authorized for the plan may be allocated by the board between the non-qualified stock options and the incentive stock options from time to time, subject to certain requirements of the Internal Revenue Code of 1986, as amended. The option exercise price per share under the plan may not be less than the fair market value of a share of common stock on the date on which the option is granted. A total of 5,000,000 shares are available for issuance under the plan. The options are exercisable for a period not to exceed 10 years (or five years when the optionee is a 10 percent stockholder) from the date of grant. At December 31, 2001, options to acquire an aggregate of 4,684,690 shares of common stock at exercise prices ranging from $1.19 to $1.51 were outstanding.

Effective June 2000, adoption of the Specialized Health Products International, Inc. 2000 Stock Option plan was approved by the Company's Board of Directors. The plan is administered by the Board of Directors. The plan provides for the issuance of up to 2,500,000 shares of common stock to directors, officers, employees and consultants. The exercise price of the options granted will be the greater of $1.00 per share or the fair market value (or 110 percent of such fair market value when the optionee is a ten percent stockholder) of the underlying common stock on the date of grant. The options are exercisable for a period not to exceed 10 years (or five years when the optionee is a 10 percent stockholder) from the date of grant.

Effective August 1998, adoption of the Specialized Health Products International, Inc. 1998 Stock Option Plan was approved by the Company's Board of Directors. The plan is administered by the Board of Directors. The plan provides for the issuance of up to 2,000,000 shares of common stock to directors, officers, employees and consultants. The exercise prices of the options granted may not be less than the greater of $2.00 per share or the fair market value (or 110 percent of such fair market value when the optionee is a 10 percent stockholder) of the underlying common stock on the date of grant. The options are exercisable for a period not to exceed 10 years (or five years when the optionee is a 10 percent stockholder) from the date of grant.

As of December 31, 2001, options to acquire an aggregate of 1,372,810 shares of common stock at exercise prices ranging from $1.00 to $2.625 were outstanding under the 2000 and 1998 stock option plans.

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

During 1994, the Board of Directors of SHP approved a nonqualified stock option plan for its officers, directors and employees, and authorized 396,000 shares of common stock for issuance. During 1994, options to acquire 396,000 common shares were granted at prices ranging from $0.39 to $1.11 per share. The exercise prices of the options were equivalent to the estimated fair market value of the underlying stock as determined by SHP's Board of Directors at the dates of grant. No options were exercised or forfeited during 1994. In connection with the business combination, discussed in Note 1, all of the options issued under the plan became outstanding obligations of the Company. On September 1, 1995, options to acquire 288,000 shares were exercised, primarily by directors and officers of the Company, from which the Company received $209,500 in non-interest bearing common stock subscriptions receivable, which were paid in full as of December 31, 1999. During 1996, options to acquire 45,000 shares were exercised at $0.39 per share and 22,500 options were forfeited. Of the remaining 40,500 options, 22,500 were exercised in 1997 at $0.39 per share. During August 2000 the remaining 18,000 options were exercised at $0.39 per share.

As permitted by SFAS No. 123, "Accounting for Stock-based Compensation", the Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for certain aspects of its stock-based compensation plans. Accordingly, no compensation cost is recognized for stock options granted to officers, directors and other key employees if options are granted at the intrinsic fair market value or higher. The Company recognized $156,000 and $273,154 of consulting expense during 2001 and 2000, respectively, related to certain options and warrants granted to non-employee consultants in accordance with SFAS No. 123.

Had compensation cost been determined based on the fair value at the grant date for awards under its plans consistent with the method prescribed by SFAS No. 123, the Company's net loss and basic and diluted net loss per common share would have been increased to the pro forma amounts presented below for the years ended December 31:

                                                   2001             2000
                                              ---------------- -----------------
Net loss applicable to          As reported    $  (8,548,502)    $ (3,181,720)
  common stockholders:          Pro forma         (9,055,534)      (4,207,484)

Basic and diluted net loss      As reported            (.56)             (.26)
  per common share:             Pro forma              (.60)             (.34)


Because the SFAS No. 123 method of accounting has not been applied to options and certain warrants granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company's option plans as of December 31, 2001 and 2000, and changes during the years then ended is presented below:

                                                    2001                             2000
                                       -------------------------------- -------------------------------
                                                          Wtd. Avg.                       Wtd. Avg.
                                                          Exercise                        Exercise
                                           Shares          Prices          Shares          Prices
                                       --------------- ---------------- --------------- ---------------
       Outstanding at beginning
          of year                          1,939,000   $        1.70        1,653,500      $     2.08
       Granted                             5,004,690            1.21        1,445,810            1.50
       Exercised                                 -               -            (18,000)            .39
       Forfeited                            (886,190)           1.88       (1,142,310)           2.78
                                       ---------------                  ---------------
       Outstanding at end
          of year                          6,057,500            1.27        1,939,000            1.70
                                       ===============                  ===============
       Exercisable at end
          of year                          1,033,310            1.66        1,205,000            1.78
                                       ===============                  ===============
       Weighted average fair value
          of options granted               $    0.85                        $    0.99
                                       ---------------                  ---------------

The following table summarizes information about the stock options outstanding at December 31, 2001:
                                           Options Outstanding                           Options Exercisable
                                 Number           Wtd. Avg.                           Number
                               Outstanding        Remaining        Wtd. Avg.       Exercisable          Wtd. Avg.
          Range of           as of December      Contractual       Exercise       as of December        Exercise
       Exercise Prices          31, 2001            Life             Price           31, 2001             Price
   ------------------------ ------------------ ----------------- -------------- ------------------- ------------------
    $     1.0000                     78,000         8.93 years                            78,000
          1.1250                    118,000         8.50                                 118,000
          1.1900                  4,584,690         9.92                                     -
          1.2500                    407,810         6.15                                 151,810
          1.4375                      8,000         8.92                                   8,000
          1.5100                    100,000         9.92                                     -
          1.5625                    100,000         8.75                                 100,000
          1.6250                     55,000         7.95                                  55,000


          1.7500                      5,000         1.50                                   5,000
          2.0000                    591,000         2.50                                 507,500
          2.6250                     10,000         0.67                                  10,000
                            ------------------                   -------------- ------------------- ------------------
    $1.00 to 2.6250               6,057,500                          $  1.27           1,033,310      $     1.66
                            ==================                   ============== =================== ==================

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001 and 2000: average risk-free interest rate of approximately 3.5 percent and 6.0 percent, respectively; expected lives of 10 years and 4 years, respectively; expected dividend yields of zero percent in both years; expected volatility of 63 and 92 percent, respectively.

In calculating the pro forma net loss and pro forma basic and diluted net loss per share, the Company has also considered the effect of 800,000 common stock warrants issued to a director and officer and an employee of the Company during 1998. The issuance of the warrants was accounted for in accordance with APB No.
25. For disclosure purposes under SFAS No. 123, the fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: risk-free interest rate of 6.0 percent; expected lives of 2 years; expected dividend yield of zero; expected volatility of 68 percent.

(6)      CAPITAL TRANSACTIONS

The board of directors approved a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares from 55,000,000 comprised of 50,000,000 shares of common stock with a par value of $.02 per share and 5,000,000 shares of preferred stock with a par value of $.001 per share to 100,000,000 authorized shares comprised of 70,000,000 shares of common stock with a par value of $.02 per share and 30,000,000 shares of preferred stock with a par value of $.001 per share.

On December 27, 2001, the Company issued stock options to acquire 100,000 shares of common stock to a non-executive director. These options are exercisable at $1.51 per share for a ten-year term.

On November 14, 2001, the Company issued stock options to acquire 4,584,690 shares of common stock to employees and directors. Of these options, the Company's new president and CEO received options for 2.5 million shares of common stock, other executive officers received options for 1,055,000 shares of common stock, non-executive directors received options for 700,000 shares of common stock and other employees received options for 329,690 shares of common stock. These options are exercisable at $1.19 per share for a ten-year term.

On November 6, 2001, our stockholders approved the issuance to Galen Partners and other accredited and sophisticated investors of a total of 10,917,030 shares of Series A Preferred Stock for an aggregate purchase price of $5 million, or $.458 per share. Galen Partners purchased its shares for $3,500,000 and the other investors purchased their shares by canceling $1,500,000 in debt owed them by the Company. The Series A Preferred Stock is immediately convertible into the same number of shares of common stock and the conversion rate is subject to adjustment if the Company issues additional shares of common stock for an amount less than the then current conversion price and upon the happening of certain other events.

On the date of stockholder approval, the Company's common stock was trading at $1.48 per share. Because the Series A Preferred Stock is convertible immediately into common stock on a one-for-one basis, a beneficial conversion feature existed to the extent of the net proceeds received, which totaled $4,872,580. This amount has been treated as a preferred stock dividend in the 2001 financial statements.

The holders of Series A Preferred Stock are entitled to receive dividends at the rate of eight percent per share per annum, payable semi-annually, when, if and as declared by the board of directors out of any assets legally available therefore. The right to dividends on the Series A Preferred Stock is not cumulative, and the holders of Series A Preferred Stock have no right to any accrued or future dividend payment by reason of the fact that dividends on such shares are not declared or paid in any prior year. As of December 31, 2001, no dividends had been declared or paid.

Upon liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to at least $.458 per outstanding share of Series A Preferred Stock, plus an amount equal to eight percent annual compounded return on $.458 per outstanding share of Series A Preferred Stock from the date of the initial purchase of such shares less any dividends previously paid on such shares.

The holder of each share of Series A Preferred Stock has the right to one vote for each share of common stock into which the Series A Preferred Stock could then be converted (with fractional shares being rounded to the nearest whole share). The preferred stockholders have full voting rights and powers equal to the voting rights and powers of the common stockholders.

Each share of Series A Preferred Stock shall be convertible at the option of the holder thereof, at any time after the date of issuance of such share, into the equivalent number of common shares. In addition, each shares of Series A Preferred Stock shall automatically be converted into shares of common stock at any time 66 2/3% of the Series A Preferred Stock has been converted by the holders into common stock. Each share of Series A Preferred Stock shall automatically be converted into shares of common stock if, after the second anniversary of the original issue date, the Company's average closing share price per common stock for at least 20 consecutive trading days exceeds three times the conversion price.

The Series A Preferred Stock Purchase Agreement also provides that the investors have the right, but not the obligation to acquire an additional 10,917,030 shares of Series A Preferred Stock at $.458 per share ($5,000,000 total) during the 12 months following the initial closing date of November 7, 2001. If these shares are purchased, the Company would record an additional beneficial conversion charge, limited to the net proceeds received by the Company.

As a condition precedent to the sale of the Series A Preferred Stock, all of the outstanding Series G Warrants and the outstanding rights to acquire Series H Warrants and common stock were terminated. In consideration for the termination of these securities, the Company issued 784,638 shares of common stock to holders of the Series G Warrants. Immediately prior to cancellation, there were outstanding Series G Warrants exercisable for 3,923,204 shares of common stock. No additional consideration was given in connection with the cancellation of the right to acquire the Series H Warrants and common stock.

On November 9, 2001, the Company issued stock options for 50,000 shares of common stock in consideration for consulting services and extended the expiration date of stock options for 250,000 shares of common stock held by the former president and CEO. These options are exercisable at $2.00 per share through November 7, 2004.

In September 2001, the board of directors authorized the private sale of up to 480,000 shares of the Company's common stock to certain investors. Through this private sale the Company raised $200,000 at $.417 per share.

In July 2001, the Company entered into loan agreements (the "Loans") with certain investors (the "Bridge Investors") to provide bridge financing. Under the terms of the Loans, the Bridge Investors agreed to lend the Company an aggregate of $1,500,000. The Loans were convertible, at each Bridge Investor's option, on the closing date of the Series A Preferred Stock financing, into Series A Preferred Stock. Upon such conversion, the participating Bridge Investors received the same number and type of securities the Bridge Investor would have received had the Bridge Investor first invested in the Series A Preferred Stock at an amount equal to the outstanding loan amounts on the conversion date. The principal amount owing on the Loans was converted as part of the Series A Preferred Stock financing, all accrued interest was paid, and the related security interests were terminated.

In February 2001, the Company raised $170,000 through the private sale of common stock and Series F warrants (the "February Offering"). The February Offering closed in April 2001. In the February Offering the Company sold units at $20,000 per unit. Each unit was comprised of 20,000 shares of the Company's common stock and Series F warrants to purchase an additional 20,000 shares of the Company's common stock at an exercise price of $1.50 per share. The Series F warrants were exercisable through February 28, 2002. The February Offering was also given certain antidilutive rights.

In April 2001, the Company raised $1,420,000 through the private sale of common stock and Series G warrants (the "April Offering") to accredited and sophisticated investors. The April Offering closed on May 4, 2001. In the April Offering the Company sold units at $20,000 per unit. Each unit was comprised of 40,000 shares of the Company's common stock and Series G warrants to purchase an additional 40,000 shares of the Company's common stock at an exercise price of $0.75 per share. The Series G warrants were to expire with respect to one-fifth of the shares initially issuable upon exercise of the Series G warrants on each of the following dates: April 30, 2002, April 30, 2003, April 30, 2004, April 30, 2005 and April 30, 2006. The Company also granted an option exercisable for 278,000 shares of the Company's common stock and 278,000 Series G warrants at an exercise price of $139,000. This option was exercised in exchange for a common stock subscription receivable September 2001.

In the April Offering, subscribers were allowed to pay the subscription price in cash or through the cancellation of amounts owed on certain outstanding promissory notes and short-term loan obligations. In addition, investors who subscribed to acquire Company securities in the February Offering had the right pursuant to its terms to exchange the securities received in the February Offering for the securities in the April Offering. As an additional condition of certain investors who invested in the April Offering, the Company agreed to give investors who acquired common stock in 2001 upon the exercise of Series D warrants the option to submit the shares and related Series D warrants to the Company (such shares and warrants are sometimes hereinafter referred to as the "Series D Securities") in exchange for terms offered in the April Offering.

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

In December 2000, the Company filed a registration statement related to the Series D warrants, which became effective on January 12, 2001. The Series D warrants are exercisable for a period of two years from the effective date of a registration statement, which period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Securities Act of 1933 is not available. The Company offered the Series D warrant holders a reduced exercise price, allowing their exercise at $1.00 per share rather than $2.00 per share, to encourage warrant holders to exercise their Series D warrants during the period of the reduced price offer, which ended January 13, 2001. Those warrant holders who exercised some of their warrants, but not all of them, were allowed to extend the exercise period of an equal number, up to the total warrants held, until June 30, 2001. Of the 3,609,787 Series D warrants outstanding, 76,694 were exercised. The exercise dates of 6,921 warrants were extended until June 30, 2001. The remaining 3,526,172 Series D warrants have expired. Other SHPI warrants totaling 750,000 remain outstanding with expiration dates beginning in 2002. As a result of the modification of terms on the Series D warrants a total of $122,113 and $132,848 was recorded as compensation expense in 2001 and 2000, respectively.

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

In June 2000, the Company granted to an employee 25,000 shares of common stock as part of a new employment arrangement.

The following summarizes all warrant activity for the Company for the years ended December 31, 2001 and 2000.

                                           2001                             2000
                              -------------------------------- -------------------------------
                                                 Wtd. Avg.                       Wtd. Avg.
                                                  Exercise                        Exercise
                                  Shares           Prices          Shares          Prices
                              ---------------- --------------- --------------- ---------------
Outstanding at beginning of
  the year                         4,359,787        $ 2.00         4,384,787     $     2.00
Granted                              300,000          1.25               -              -
Exercised                            (76,694)         1.00               -              -
Forfeited                         (3,533,093)         2.00           (25,000)          2.00
                              ----------------                 ---------------
Outstanding at end of the
  year                             1,050,000        $ 1.85         4,359,787     $    2.00
                              ================                 ===============
                                   1,050,000                       4,359,787
Exercisable at end of the
  year
                              ================                 ===============

(7)      INCOME TAXES

The Company recognized no income tax expense in 2001 and 2000 due to net operating losses. The Company did not record any income tax benefit related to the net operating losses and other deferred tax assets as management established a valuation allowance against the entire amount of those assets. Significant components of the Company's deferred income tax assets and deferred income tax liabilities as of December 31, 2001 and 2000 are as follows:

                                                                       2001                 2000
                                                               ------------------------------------------
Deferred income tax assets:
   Net operating loss carryforwards                               $    7,298,503       $    5,928,214
   Non cash compensation expense                                         260,704              206,521
   Accrued compensation                                                  103,195               36,156
   Patent costs                                                          143,146              157,499
   Financial reporting accruals and reserves                              30,624               79,214
   Deferred revenue                                                      396,122              476,693
                                                               ------------------------------------------
       Total gross deferred income tax assets                          8,232,294            6,884,297
   Less valuation allowance                                           (8,165,182)          (6,799,275)
                                                               ------------------------------------------

       Net deferred income tax assets                                     67,112               85,022
Deferred income tax liability -Property and equipment                    (67,112)             (85,022)
                                                               ------------------------------------------
       Net deferred income taxes                                  $           -        $           -
                                                               ==========================================

The net change in the total valuation allowance for the year ended December 31, 2001 was an increase of $1,365,907.

At December 31, 2001, the Company had total tax net operating losses of approximately $19,567,000 that can be carried forward to reduce federal income taxes, if any. If not utilized, the tax net operating loss carryforwards begin to expire in 2009. As defined in Section 382 of the Internal Revenue Code, the Company has undergone a greater than 50 percent ownership change. Consequently, a certain amount of the Company's tax net operating loss carryforwards available to offset future taxable income in any one year are limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforwards not utilized in prior years.

(8)      EMPLOYEE BENEFIT PLAN

Employees who are 21 years of age are eligible for participation in the Specialized Health Products International, Inc. 401(k) Plan and may elect to make contributions to the plan. The Company matches 100 percent of such contributions up to five percent of the individual participant's compensation. The Company's contribution to the plan was approximately $61,500 and $62,300 for the years ended December 31, 2001 and 2000, respectively.

(9)      RELATED-PARTY TRANSACTIONS

In February 2000, the Company entered into a letter agreement with Rubicon International Limited ("Rubicon") to receive certain financial advisory services. Certain principals of Rubicon and the persons expected to perform service on behalf of Rubicon under the letter agreement are stockholders. Subject to certain limitations, in the event that the Company entered into certain financing transactions Rubicon would have been entitled to a fee. In September 2001, the Company entered into an agreement with Rubicon whereby Rubicon was issued 200,000 shares of the Company's common stock valued at $156,000 using the quoted market price on that date in exchange for the cancellation of the Rubicon agreement and a mutual release of any and all claims pertaining to the Rubicon agreement.

In December 2000, an employee of the Company exercised his option to return to the Company 23,333 warrants in exchange for a cash payment of $60,665, due in January 2001. The employee subsequently notified the Company that he would accept common stock in lieu of a cash payment. The Company completed that transaction in June 2001, issuing stock at a market price equivalent to the principal and accrued interest from the date the payment was originally due.