Form 10QSB
period 2002-03-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2002-05-15
CIK 790228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2002

                         Commission File Number 0-26694

                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                        93-0945003
 --------------------------------              ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


                    585 West 500 South, Bountiful, Utah 84010
                    -----------------------------------------
                    (Address of principal executive offices)


                                 (801) 298-3360
                          -----------------------------
                         (Registrant's telephone number)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No


         Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                     Class                      Outstanding as of May 10, 2002
                     -----                      ------------------------------
         Common Stock, $.02 par value                 17,921,479 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                              3
           As of March 31, 2002 and December 31, 2001

         Condensed Consolidated Statements of Operations                    4
           For the three month periods ended March 31, 2002 and March 31, 2001 and the period from inception to March 31, 2002

         Condensed Consolidated Statements of Cash Flows                    5
           For the three month periods ended March 31, 2002 and March 31, 2001 and the period from inception to March 31, 2002

         Notes to Condensed Consolidated Financial Statements               6

Item 2:  Management's Discussion and Analysis and Plan of Operation         8



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                 12

Item 2:  Changes in Securities                                             12

Item 3:  Defaults upon Senior Securities                                   12

Item 4:  Submission of Matters to a Vote of Security Holders               12

Item 5:  Other Information                                                 12

Item 6:  Exhibits and Reports on Form 8-K                                  12

Signatures                                                                 14

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      (A Company in the Development Stage)
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)


                                ASSETS                                         March 31,            December 31,
                                                                                 2002                   2001
                                                                           ------------------    -------------------
Current assets:
   Cash                                                                    $    2,400,673        $      3,371,407
   Accounts receivable                                                             95,020                 100,550
   Notes receivable, net                                                            2,132                   2,132
   Prepaid expenses and other                                                      73,079                  48,994
                                                                           ------------------    -------------------
     Total current assets                                                       2,570,904               3,523,083
                                                                           ------------------    -------------------

Property and equipment, net:
   Research and development machinery and equipment                               295,965                 294,061
   Office furniture and fixtures                                                  172,088                 171,063
   Computer equipment and software                                                164,180                 164,180
   Leasehold improvements                                                         134,869                 134,869
   Manufacturing equipment                                                         44,135                  44,135
   Construction-in-progress                                                        71,300                  71,300
                                                                           ------------------    -------------------
                                                                                  882,537                 879,608
   Less accumulated depreciation and amortization                                (692,610)               (662,238)
                                                                           ------------------    -------------------
     Total property and equipment, net                                            189,927                 217,370
                                                                           ------------------    -------------------

Other assets                                                                       77,636                  27,000
                                                                           ------------------    -------------------
                                                                           $    2,838,467        $      3,767,453
                                                                           ==================    ===================

Current liabilities:
   Accounts payable                                                        $      136,408        $         92,541
   Accrued liabilities                                                            408,872                 560,686
   Deferred revenue                                                               433,004                 552,681
                                                                           ------------------    -------------------
     Total current liabilities                                                    978,284               1,205,908

Deferred revenue, net of current portion                                          666,983                 745,985
Unamortized rent                                                                   28,344                  32,102
                                                                           ------------------    -------------------
     Total liabilities                                                          1,672,611               1,983,995
                                                                           ------------------    -------------------

Commitments and contingencies (Note 4)

Stockholders' equity:
   Series A preferred stock, $.001 par value; 30,000,000 shares
     authorized, 10,917,030 shares outstanding                                     10,917                  10,917
   Common stock, $.02 par value; 70,000,000 shares authorized,
     17,921,479 shares outstanding                                                358,430                 358,430
   Additional paid-in capital (common and preferred)                           29,227,189              29,227,189
   Deferred compensation expense                                                   (6,278)                (19,073)
   Deficit accumulated during the development stage                           (28,425,402)            (27,794,005)
                                                                           ------------------    -------------------
     Total stockholders' equity                                                 1,164,856               1,783,458
                                                                           ------------------    -------------------
                                                                           $    2,838,467        $      3,767,453
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


                                                                   Three Months Ended                   Period from
                                                        -----------------------------------------       Inception to
                                                            March 31,             March 31,              March 31,
                                                              2002                   2001                   2002
                                                        ------------------    -------------------    -------------------
Revenues:
   Technology fees and licensing revenues               $         79,002      $          79,002      $       4,368,464
   Development fees and related services                         298,695                112,439              3,333,720
   Net product sales                                                   -                      -                748,228
                                                        ------------------    -------------------    -------------------
     Total revenues                                              377,697                191,441              8,450,412
                                                        ------------------    -------------------    -------------------

Cost of revenues:
   Cost of development fees and related services                  72,191                 36,264              2,308,828
   Cost of product sales                                              -                      -                 536,002
                                                        ------------------    -------------------    -------------------
     Total cost of revenues                                       72,191                 36,264              2,844,830
                                                        ------------------    -------------------    -------------------

     Gross profit                                                305,506                155,177              5,605,582
                                                        ------------------    -------------------    -------------------

Operating Expenses:
   Selling, general and administrative                           275,738                458,253             18,943,826
   Research and development                                      668,727                375,355              9,422,116
   Loss on disposal of operating assets, net                          -                      -               1,286,688
                                                        ------------------    -------------------    -------------------
     Total operating expenses                                    944,465                833,608             29,652,630
                                                        ------------------    -------------------    -------------------
Loss from operations                                            (638,959)              (678,431)           (24,047,048)
                                                        ------------------    -------------------    -------------------

Other income (expense):
   Interest income                                                 9,220                  8,176                567,252
   Interest expense                                               (2,989)               (17,694)              (105,687)
   Other income, net                                               1,331                      -                 60,830
                                                        ------------------    -------------------    -------------------

     Total other income (expense), net                             7,562                 (9,518)               522,395
                                                        ------------------    -------------------    -------------------

Net loss                                                        (631,397)              (687,949)           (23,524,653)

Less preference stock dividends                                        -                      -             (4,900,749)
                                                        ------------------    -------------------    -------------------

Net loss applicable to common shares                    $       (631,397)     $        (687,949)     $     (28,425,402)
                                                        ==================    ===================    ===================

Basic and diluted net loss per common share             $           (.04)     $           (.05)
                                                        ==================    ===================

Basic and diluted weighted average number of
   common shares outstanding                                  17,921,479             12,515,246
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



                                                                        Three Months Ended                 Period from
                                                               -------------------------------------      Inception to
                                                                  March 31,            March 31,            March 31,
                                                                     2002                2001                 2002
                                                               -----------------    ----------------     ----------------
Cash flows from operating activities:
   Net loss                                                      $    (631,397)       $   (687,949)      $   (23,524,653)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                      30,372              67,786             1,979,695
     Allowance for doubtful accounts receivable                              -                   -               125,800
     Common stock issued for consulting services                             -                   -               442,661
     Amortization of deferred compensation                              12,795              62,798               158,057
     Common stock options issued for consulting services                     -                   -               668,379
     Compensation expense for cancellation of warrants                       -                   -                67,400
     Compensation expense for modification of term on
       Series D warrants                                                     -                   -                10,735
     Loss on disposition of assets, net                                      -                   -             1,287,979
     Changes in operating assets and liabilities:
       Accounts receivable                                               5,530              22,734               (95,020)
       Notes receivable, net                                                 -                   -                (2,132)
       Prepaid expenses and other                                      (24,085)              10,451              (73,079)
       Other assets                                                          -                   -               (27,000)
       Accounts payable                                                 43,867              79,963               136,408
       Accrued liabilities                                            (151,814)            207,317               408,872
       Other liabilities                                                (3,758)                  -                28,344
       Deferred revenue                                               (198,679)             20,231             1,099,987
                                                               -----------------    ----------------     ----------------
         Net cash used in operating activities                        (917,169)           (216,669)          (17,307,567)
                                                               -----------------    ----------------     ----------------

Cash flows from investing activities:
   Purchase of property and equipment                                   (2,929)                  -            (3,002,371)
   Purchase of patents, technology and related costs                   (50,636)                  -              (406,782)
   Proceeds from the disposition of assets                                   -                   -                 6,517
                                                               -----------------    ----------------     ----------------
         Net cash used in investing activities                         (53,565)                  -            (3,402,636)
                                                               -----------------    ----------------     ----------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                    -             247,227            14,512,179
   Proceeds from issuance of common stock warrants                           -                   -             1,777,952
   Proceeds from collection of stock subscriptions                           -                   -               413,700
   Net proceeds from issuance of preferred stock                             -                   -             6,047,498
   Proceeds from issuance of redeemable preference stock                     -                   -               240,000
   Payments on redeemable preference stock and dividends                     -                   -              (268,300)
   Net change on stockholder loans                                           -              (1,400)              387,847
                                                               -----------------    ----------------     ----------------
         Net cash provided by financing activities                           -             245,827            23,110,876
                                                               -----------------    ----------------     ----------------
Net increase (decrease) in cash                                       (970,734)             29,158             2,400,673
Cash at beginning of the period                                      3,371,407              10,595                     -
                                                               -----------------    ----------------     ----------------
Cash at end of the period                                      $     2,400,673      $       39,753       $     2,400,673
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

(1) Interim Condensed Consolidated Financial Statements

         The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002. The significant accounting policies we follow are set forth in Note 2 to the consolidated financial statements in our December 31, 2001 Annual Report on Form 10-KSB.

         We are in the development stage and has incurred significant cumulative net losses since inception. We incurred negative cash flows from operating activities of $917,169 during the three months ended March 31, 2002. Sales of products based on our proprietary technologies have been minimal. Also, as of March 31, 2002, we had an accumulated deficit of $28,425,402. These matters raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon several factors including our success in
(1) bringing our products to commercialization, (2) entering into favorable contracts with third-party manufacturers, distributors and strategic partners,
(3) raising sufficient additional funding and (4) minimizing costs.

(2) Basic and Diluted Net Loss Per Common Share

         As a result of incurring net losses for the three month periods ended March 31, 2002 and 2001, both basic and diluted net loss per share for the periods are based on the weighted average number of common shares outstanding. Stock options and warrants prior to conversion are not included in the calculation of diluted net loss per common share for the period because their inclusion would be antidilutive, thereby reducing the net loss per common share. We have outstanding common stock options and warrants with exercise prices ranging from $1.00 to $2.625 per share outstanding at March 31, 2002 that, if exercised, would result in the issuance of an additional 7,107,500 shares of common stock.

(3) Distribution and License Agreements

         Kendall

         In November 1999, we entered into a Development and License Agreement (the "Kendall Agreement") with The Kendall Company ("Kendall"), a division of Tyco Healthcare Group LP, relating to the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective at the end of March 2000. In April 2000, we received $1,464,956 under the Kendall Agreement. We are recognizing revenue from this agreement over a period of five years at a rate of $24,667 per month. As of March 31, 2002, we have reflected deferred revenue of $907,992 related to this agreement. In April 2002, we entered into a Second Development and License Agreement (the "2nd Kendall Agreement") relating to blood collection needles and blood collection needle/holder combinations. The 2nd Kendall Agreement amends some of the provisions of the Kendall Agreement. Under the Kendall Agreement and 2nd Kendall Agreement (collectively, the "Kendall Agreements") we will receive an additional $1,500,000 payment on the earlier of September 29, 2002 or upon the sale of commercial quantities of products in exchange for the Company assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and the patents that are related to the products that are the subject of the Kendall Agreements, of which amount $500,000 will be credited against Kendall's future royalty obligations. The assignment of the patent rights to Kendall provides for our retention of an exclusive, royalty-free worldwide license in a number of strategic product areas. The Kendall Agreements also provide for us to receive development fees, milestone payments and ongoing royalties, including minimum royalty payments. Kendall has received 510(k) clearance from the FDA for the safety syringe needle and launched the safety syringe product line into the U.S. market in April 2002. FDA 510(k) clearance has already been obtained for the safety blood collection device.

         Bard Access Systems

         In September 2001, we entered into a Distribution Agreement (the "Bard Agreement") with Bard Access Systems, Inc. ("Bard") for the sale and distribution of our LiftLoc(TM) Safety Winged Infusion Set. Under the terms of the agreement a payment of $67,000 was received by us on September 27, 2001. The agreement specifies that this payment is to be applied against the initial product orders from Bard. As of March 31, 2002, no product had been shipped and we have reflected deferred revenue in the accompanying consolidated balance sheet of $67,000 related to this distribution agreement. The agreement is for a two-year period which automatically renews for successive one-year terms unless terminated by Bard in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

         Pharmaceutical Company

         In August 2001, we entered into an oral agreement with an undisclosed pharmaceutical company whereby we would provide development services on a specialized application of one of our safety needle technologies. Through
March 31, 2002, we have billed and received payment for $280,918 in development fees. Expenses related to this development project were expensed as incurred.

         Merit Medical

         In January 2001, we entered into a License Agreement (the "Merit Agreement") with Merit Medical Systems, Inc. ("Merit") relating to the production of safety needle devices for angiographic guidewire introducers. We received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably over the estimated five year period of the Merit Agreement at a rate of $1,667 per month. The Merit Agreement provides that we will receive ongoing royalties, including a minimum royalty payment of $50,000 in 2002. That payment was received in January 2002 and we have reflected deferred revenue in the accompanying consolidated balance sheet of $50,000 related to that minimum royalty. Other long needle applications are in development.

(4) Commitments and Contingencies

Purchase Order Commitments

         Due to the long lead time of critical components for the safety Huber needle project, we have issued $324,004 in long-term purchase orders relating to this product for 2002 and 2003.

(5) Series A Preferred Stock Purchase Agreement

         In November 2001, we sold 10,917,030 shares of Series A Preferred Stock for an aggregate purchase price of $5 million, or $.458 per share. The Series A Preferred Stock is immediately convertible into the same number of shares of common stock and the conversion rate is subject to adjustment if we issue additional shares of common stock for an amount less than the then current conversion price and upon the happening of certain other events. The Series A Preferred Stock Purchase Agreement also provides that the investors identified in that agreement have the right, but not the obligation, to acquire an additional 10,917,030 shares of Series A Preferred Stock at $.458 per share ($5,000,000 total) during the 12 months following the initial closing date of November 7, 2001. If these shares are purchased at a time when our common stock is trading above $.458 per share, we would record a beneficial conversion charge, which charge would not be greater than the net proceeds

Item 2. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Overview

         Our principal business is the design, development, manufacture, and license of cost-effective innovative safety healthcare products that minimize the risk of accidental needle sticks, which are a leading cause of the spread of blood-borne diseases such as human immunodeficiency virus and autoimmunodeficiency syndrome ("HIV/AIDS"), hepatitis B virus ("HBV") and hepatitis C virus ("HCV"). We have 20 highly differentiated, patented safety needle technologies. These technologies apply to almost all medical needles used today including: syringe, prefilled syringe, IV catheter, Seldinger, PICC introducer needles, winged needle sets, blood collection, epidural, spinal, plasma apheresis sets, dialysis sets, Huber, biopsy, laparoscopy, lancets and other specialty needles.

Financial Position

         We had $2,400,673 in cash as of March 31, 2002. This is a decrease of $970,734 from December 31, 2001. The decrease in cash was largely attributable to operating expenses incurred for the continuing development of products for market. Working capital as of March 31, 2002 was $1,592,620 as compared to $2,317,175 as of December 31, 2001. This decrease in working capital was primarily due to the cash required to fund operating activities.

Product Agreements

         In November 1999, we entered into a Development and License Agreement (the "Kendall Agreement") with The Kendall Company ("Kendall"), a division of Tyco Healthcare Group LP, relating to the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective at the end of March 2000. In April 2000, we received $1,464,956 under the Kendall Agreement. We are recognizing revenue from this agreement over a period of five years at a rate of $24,667 per month. As of March 31, 2002, we have reflected deferred revenue of $907,992 related to this agreement. In April 2002, we entered into a Second Development and License Agreement (the "2nd Kendall Agreement") relating to our blood collection needles and blood collection needle/holder combinations. The 2nd Kendall Agreement also amends some of the provisions of the Kendall Agreement. Under the Kendall Agreement and 2nd Kendall Agreement (collectively, the "Kendall Agreements") we will receive an additional $1,500,000 payment on the earlier of September 29, 2002 or upon the sale of commercial quantities of products in exchange for our assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and the patents that are related to the products that are the subject of the Kendall Agreements, of which amount $500,000 will be credited against Kendall's future royalty obligations. The assignment of the patent rights to Kendall provides for our retention of an exclusive, royalty-free worldwide license in a number of strategic product areas. The Kendall Agreements also provide for us to receive development fees, milestone payments and ongoing royalties, including minimum royalty payments. Kendall has received 510(k) clearance from the FDA for the safety syringe needle and launched the safety syringe product line into the U.S. market in April 2002. FDA 510(k) clearance has already been obtained for the safety blood collection device.

         In September 2001, we entered into a Distribution Agreement (the "Bard Agreement") with Bard Access Systems, Inc. ("Bard") for the sale and distribution of our LiftLoc(TM) Safety Winged Infusion Set. Under the terms of the agreement a payment of $67,000 was received by us on September 27, 2001. The agreement specifies that this payment is to be applied against the initial product orders from Bard. As of March 31, 2002, no product had been shipped and we have reflected deferred revenue in the accompanying consolidated balance sheet of $67,000 related to this distribution agreement. The agreement is for a two-year period which automatically renews for successive one-year terms unless terminated by Bard in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

         In August 2001, we entered into an oral agreement with an undisclosed pharmaceutical company whereby we would provide development services on a specialized application of one of our safety needle technologies. Through

March 31, 2002, we have billed and received payment for $280,918 in development fees. Expenses related to this development project were expensed as incurred.

         In January 2001, we entered into a License Agreement (the "Merit Agreement") with Merit Medical Systems, Inc. ("Merit") relating to the production of safety needle devices for angiographic guidewire introducers. We received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably over the estimated five-year period of the Merit Agreement at a rate of $1,667 per month. The Merit Agreement provides that we will receive ongoing royalties, including a minimum royalty payment of $50,000 in 2002. That payment was received in January 2002 and we have reflected deferred revenue in the accompanying consolidated balance sheet of $50,000 related to that minimum royalty. Other long needle applications are in development.

         In connection with these product agreements, all product introductions are scheduled and controlled by our distribution and license partners. There is no assurance that products will be launched as anticipated or that we will realize future revenues in excess of any minimum purchase/royalty commitment from these agreements.

         We plan to focus our research and development activities on the further development of additional products based upon our intellectual property portfolio and unique safety needle technologies. We plan to focus our business development efforts on continuing discussions and negotiations with third parties to generate revenues through additional original equipment manufacturing and product licensing relationships.

Three Months Ended March 31, 2002 and 2001

         During the three months ended March 31, 2002, we had total revenues of $377,697, compared with total revenues of $191,441 for the three months ended March 31, 2001. During the three months ended March 31, 2002, we recognized $298,695 in development fee revenue under the Kendall Agreement and the oral agreement with a pharmaceutical company, and $79,002 in technology fee revenue under the agreements with Kendall and Merit. Costs incurred to generate the development fee revenue during the 2002 period were $72,191. During the three months ended March 31, 2001, we recognized $79,002 in technology fee revenue under the agreements with Kendall and Merit and $112,439 in development fee revenue from the Kendall Agreement and from Johnson & Johnson Medical. Costs incurred to generate the development fee revenue during the 2001 period were $36,264. We will look to our product agreements and additional development and strategic arrangements for future revenue.

         Research and development ("R&D") expenses were $668,727 for the three months ended March 31, 2002, compared with $375,355 for the comparable period of the prior year. Our R&D efforts during the three-month period ended March 31, 2002, focused on commercialization and pre-market qualification of our LiftLocTM Safety Infusion Set, as well as the development of other products based upon our proprietary medical safety needle technologies. Our R&D efforts during the three-month period ended March 31, 2001, focused on development of several products utilizing our medical safety needle technologies, including the line of safety syringe needle products being marketed by Kendall.

         Selling, general and administrative expenses were $275,738 for the three months ended March 31, 2002, compared with $458,253 for the comparable period of the prior year. The decrease in the three-month period ended
March 31, 2002, resulted mainly from a concerted effort to minimize general and administrative expenses and the focus of our employees on research and development activities in advance of the Kendall safety syringe needle and other anticipated product introductions.

         Total other income (expense) was $7,562 for the three months ended March 31, 2002, compared with ($9,518) for the comparable period of the prior year. The increase resulted primarily from increased interest earned on funds on deposit and the repayment in 2001 of interest-bearing loans.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities, the sale of technology and patents, advanced royalties, development fees, technology and license fees and proceeds from the exercise of common stock options. We generated $23,110,876 in net proceeds through financing activities from inception through March 31, 2002. We used net cash of $917,169 for operating activities during the three months ended March 31, 2002. As of March 31, 2002, our current liabilities totaled $978,284 and we had working capital of $1,592,620.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new safety needle products and the level of sales. As of March 31, 2002, we had accounts payable and accrued liabilities totaling $545,280 and the current portion of deferred revenue of $433,004. Due to the long lead time of critical components for the safety Huber needle project, we have issued $324,004 in long-term purchase orders relating to this product for 2002 and 2003. As of March 31, 2002, we had not committed any additional funds for capital expenditures. We estimate that we will need to raise at least $1,000,000 in additional funds for 2002 to execute our business plan. If investors under the Series A Preferred Stock Purchase Agreement acquire at least $1,000,000 in Series A Preferred Stock then we do not expect a requirement for additional funding during 2002. There can be no assurance that we will receive any additional amounts under the Series A Preferred Stock Purchase Agreement, that additional funding will be available to us or that if funding is available that it will be under favorable terms. If we are unsuccessful in raising additional funds we may be required to substantially reduce or eliminate certain areas of our product development activities, limit our operations significantly or cease operations entirely.

Stock Options and Warrants

         As of March 31, 2002, we had granted stock options that were exercisable for 6,057,500 shares of common stock at exercise prices ranging from $1.00 to $2.625 per share and issued warrants that are exercisable for 1,050,000 shares of common stock at exercise prices of $1.25 and $2.00 per share. The exercise of all such stock options and warrants would result in an equity infusion of $9,676,419. A substantial number of these stock options and warrants are out of the money and there can be no assurance that any of the stock options or warrants will be exercised.

Series A Stock Purchase Agreement

         In November 2001, we sold 10,917,030 shares of Series A Preferred Stock for an aggregate purchase price of $5 million, or $.458 per share. The Series A Preferred Stock is immediately convertible into the same number of shares of common stock and the conversion rate is subject to adjustment if we issue additional shares of common stock for an amount less than the then current conversion price and upon the happening of certain other events.

         The Series A Preferred Stock Purchase Agreement also provides that the investors identified in that agreement have the right, but not the obligation, to acquire an additional 10,917,030 shares of Series A Preferred Stock at $.458 per share ($5,000,000 total) during the 12 months following the initial closing date of November 7, 2001. If these shares are purchased at a time when our common stock is trading above $.458 per share, we would record a beneficial conversion charge which charge would not be greater than the net proceeds we receive. There can be no assurance that any additional shares of Series A Preferred Stock will be purchased.

Inflation

         We do not expect the impact of inflation on our operations to be significant for the next twelve months.

Forward-Looking Statements

         When used in this Form 10-QSB, in our filings with the Securities and Exchange Commission ("SEC"), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Forward-looking statements specifically include, but are not limited to, launch dates for licensed products; dates upon which we will receive royalty payments, the generation of royalty revenue from our licensees; acceptance of safety products by health care professionals; plans to rely on our joint venture partners to pursue commercialization of licensed products; expectations regarding the ability of our products to compete with the products of our competitors; acceptance of our products by the marketplace as cost effective; factors affecting the ability of licensees to sell licensed products; sufficiency and timing of available resources to fund operations; plans regarding the raising of capital; the size of the market for safety products; plans regarding sales and marketing; strategic business initiatives; intentions regarding dividends and the launch dates of our licensed products.

         We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for our products or for safety products generally, a determination of one or more licensees to focus their marketing efforts on products other than those licensed from us; the inability to license or enter into joint venture or similar arrangements relating to products that are not being commercialized, competitive products and pricing, delays in introduction of products licensed by us due to manufacturing difficulties or other factors; difficulties in product development, commercialization and technology, changes in the regulation of safety healthcare products, a failure to timely obtain Food and Drug Administration or other necessary approval to sell future products and other risks. See "Item 6 - Risk Factors" in our annual report on Form 10-KSB as of and for the year ended December 31, 2001 for additional information.

         Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.



                [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                           PART II-- OTHER INFORMATION


Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Securityholders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit Index


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

  3(ii).1 Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, dated May 10, 2002).

  3(ii).2 Bylaws of SHP (Incorporated by reference to Exhibit 3(ii).2 of the Company's Registration Statement on Form S-1 filed December 11, 1995 (File No. 33-901014)).

  10.1            Employment Agreement with Jeffrey M. Soinski, dated
                  November 8, 2001 (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB, dated September 30, 2001).

  10.2            Employment Agreement with Donald D. Solomon, Ph.D.
                  (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB, dated December 31, 2001).

  10.3 Employment Agreement with Mr. Paul S. Evans (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB, dated December 31, 2001).

  10.4 Form of Indemnity Agreement with Executive Officers and Directors (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB, dated December 31, 2000).

 EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
 -----------                     ----------------------
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

  10.13 Distribution Agreement, dated September 17, 2001, by and between the Company and Bard Access Systems, Inc. (Incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 10-QSB, dated September 30, 2001).

  10.14 Second Development and License Agreement, effective date of April 12, 2002, by and among Safety Syringe Corporation, a wholly owned subsidiary of the Company and Tyco Healthcare Group LP (certain portions of the agreement were omitted from the exhibit pursuant to a request for confidential treatment).

  23.1            Consent of Independent Public Accountants

                  (b)      Reports on Form 8-K:

                           None.


                [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          SPECIALIZED HEALTH PRODUCTS
                                          INTERNATIONAL, INC.




                                          By     /s/ Jeffrey M. Soinski
Date: May 10, 2002                           -----------------------------------
                                             Jeffrey M. Soinski
                                             President, Chief Executive Officer,
                                             Director


Date: May  10, 2002                       By     /s/ Keith L. Merrell
                                             -----------------------------------
                                               Keith L. Merrell
                                               Acting Chief Financial Officer