Form 10QSB
period 2002-06-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2002-08-13
CIK 790228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2002

                         Commission File Number 0-26694

                SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                           93-0945003
  (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                         Identification No.)


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

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                Outstanding as of August 12, 2002
----------------------------                   ---------------------------------
Common Stock, $.02 par value                         17,921,479 shares

                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30,
           2002 and December 31, 2001 (Unaudited)                         3

         Condensed Consolidated Statements of Operations For the
           three months ended June 30, 2002 and June 30, 2001 and
           the period from inception to June 30, 2002 (Unaudited)         4

         Condensed Consolidated Statements of Operations For the
           six months ended June 30, 2002 and June 30, 2001 and
           the period from inception to June 30, 2002 (Unaudited)         5

         Condensed Consolidated Statements of Cash Flows For the
           six months ended June 30, 2002 and June 30, 2001 and
           the period from inception to June 30, 2002 (Unaudited)         6

         Notes to Condensed Consolidated Financial Statements             7

Item 2:  Management's Discussion and Analysis or Plan of Operation        9


PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                               13

Item 2:  Changes in Securities                                           13

Item 3:  Defaults upon Senior Securities                                 13

Item 4:  Submission of Matters to a Vote of Securityholders              13

Item 5:  Other Information                                               13

Item 6:  Exhibits and Reports on Form 8-K                                13

Signatures                                                               15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                              (A Company in the Development Stage)
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)

         ASSETS                                                                June 30,             December 31,
                                                                                 2002                   2001
                                                                           ------------------    -------------------
CURRENT ASSETS:
   Cash                                                                    $                     $      3,371,407
   Accounts receivable                                                              139,190               100,550
   Notes receivable, net                                                              2,132                 2,132
   Prepaid expenses and other                                                        69,264                48,994
                                                                           ------------------    -------------------
     Total current assets                                                         1,578,716             3,523,083
                                                                           ------------------    -------------------

PROPERTY AND EQUIPMENT:
   Research and development machinery and equipment                                 308,578               294,061
   Office furniture and fixtures                                                    172,108               171,063
   Computer equipment and software                                                  171,331               164,180
   Leasehold improvements                                                           134,869               134,869
   Manufacturing equipment                                                           44,135                44,135
   Construction-in-progress                                                          71,300                71,300
                                                                           ------------------    -------------------
                                                                                    902,321               879,608
   Less accumulated depreciation and amortization                                  (725,215)             (662,238)
                                                                           ------------------    -------------------
     Net property and equipment                                                     177,106               217,370
                                                                           ------------------    -------------------

OTHER ASSETS                                                                        159,854                27,000
                                                                           ------------------    -------------------
                                                                           $      1,915,676      $      3,767,453
                                                                           ==================    ===================

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                        $         96,172      $         92,541
   Accrued liabilities                                                              326,651               560,686
   Deferred revenue                                                                 461,240               552,681
                                                                           ------------------    -------------------
     Total current liabilities                                                      884,063             1,205,908

DEFERRED REVENUE, NET OF CURRENT PORTION                                            639,745               745,985

UNAMORTIZED RENT                                                                     23,551                32,102
                                                                           ------------------    -------------------

     Total liabilities                                                            1,547,359             1,983,995
                                                                           ------------------    -------------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 30,000,000 shares authorized,
       10,917,030 shares issued and outstanding (liquidation                        10,917                 10,917
     preference of $5,266,667)
   Common stock, $.02 par value; 50,000,000 shares authorized,
     17,921,479 shares issued and outstanding each period                           358,430               358,430
   Additional paid-in capital                                                    29,227,189            29,227,189
   Deferred compensation expense                                                     (3,866)              (19,073)
   Deficit accumulated during the development stage                             (29,224,353)          (27,794,005)
                                                                           ------------------    -------------------
     Total stockholders' equity                                                     368,317             1,783,458
                                                                           ------------------    -------------------
                                                                           $      1,915,676      $      3,767,453
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


                                                                   Three Months Ended                   Period from
                                                        -----------------------------------------       Inception to
                                                            June 30,               June 30,               June 30,
                                                              2002                   2001                   2002
                                                        ------------------    -------------------    -------------------
REVENUES:
   Technology fees and licensing revenues               $         79,002      $          78,034      $       4,447,466
   Development fees and related services                         119,825                 46,845              3,453,545
   Net product sales                                                  -                    -                   748,228
                                                        ------------------    -------------------    -------------------
     Total revenues                                              198,827                124,879              8,649,239
                                                        ------------------    -------------------    -------------------

COST OF REVENUES:
   Cost of development fees and related services                  90,257                 35,693              2,399,085
   Cost of product sales                                              -                      -                 536,002
                                                        ------------------    -------------------    -------------------
     Total cost of revenues                                       90,257                 35,693              2,935,087
                                                        ------------------    -------------------    -------------------

     Gross margin                                                108,570                 89,186              5,714,152
                                                        ------------------    -------------------    -------------------

OPERATING EXPENSES:
   Selling, general and administrative                           262,933                404,352             19,206,759
   Research and development                                      649,737                451,375             10,071,853
   Loss on disposal of assets, net                                    -                      -               1,286,688
                                                        ------------------    -------------------    -------------------
     Total operating expenses                                    912,670                855,727             30,565,300
                                                        ------------------    -------------------    -------------------
LOSS FROM OPERATIONS                                            (804,100)              (766,541)           (24,851,148)
                                                        ------------------    -------------------    -------------------

OTHER INCOME (EXPENSE):
   Interest income                                                 6,283                  3,266                573,535
   Interest expense                                               (1,145)               (14,700)              (106,832)
   Other income                                                       11                     -                  60,841
                                                        ------------------    -------------------    -------------------

     Total other income (expense), net                             5,149                (11,434)               527,544
                                                        ------------------    -------------------    -------------------

NET LOSS                                                        (798,951)              (777,975)           (24,323,604)

LESS PREFERRED STOCK DIVIDENDS                                        -                      -              (4,900,749)
                                                        ------------------    -------------------    -------------------

NET LOSS APPLICABLE TO COMMON SHARES                    $       (798,951)     $        (777,975)     $     (29,224,353)
                                                        ==================    ===================    ===================

BASIC AND DILUTED NET LOSS PER COMMON SHARE             $           (.04)     $            (.05)
                                                        ==================    ===================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                  17,921,479             14,415,049
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


                                                                    Six Months Ended                    Period from
                                                        -----------------------------------------       Inception to
                                                            June 30,               June 30,               June 30,
                                                              2002                   2001                   2002
                                                        ------------------    -------------------    -------------------
REVENUES:
   Technology fees and licensing revenues               $        158,004      $         159,284      $       4,447,466
   Development fees and related services                         418,520                157,036              3,453,545
   Net product sales                                                -                      -                   748,228
                                                        ------------------    -------------------    -------------------
     Total revenues                                              576,524                316,320              8,649,239
                                                        ------------------    -------------------    -------------------

COST OF REVENUES:
   Cost of development fees and related services                 162,449                 71,957              2,399,085
   Cost of product sales                                            -                      -                   536,002
                                                        ------------------    -------------------    -------------------
     Total cost of revenues                                      162,449                 71,957              2,935,087
                                                        ------------------    -------------------    -------------------

     Gross margin                                                414,075                244,363              5,714,152
                                                        ------------------    -------------------    -------------------

OPERATING EXPENSES:
   Selling, general and administrative                           538,770                858,175             19,206,759
   Research and development                                    1,318,364                831,160             10,071,853
   Loss on disposal of assets, net                                  -                      -                 1,286,688
                                                        ------------------    -------------------    -------------------

     Total operating expenses                                  1,857,134              1,689,335             30,565,300
                                                        ------------------    -------------------    -------------------

LOSS FROM OPERATIONS                                          (1,443,059)            (1,444,972)           (24,851,148)
                                                        ------------------    -------------------    -------------------

OTHER INCOME (EXPENSE):
   Interest income                                                15,503                 11,442                573,535
   Interest expense                                               (4,134)               (32,394)              (106,832)
   Other income                                                    1,342                   -                    60,841
                                                        ------------------    -------------------    -------------------

     Total other income (expense), net                            12,711                (20,952)               527,544
                                                        ------------------    -------------------    -------------------

NET LOSS                                                      (1,430,348)            (1,465,924)           (24,323,604)

LESS PREFERRED STOCK DIVIDENDS                                      -                      -                (4,900,749)
                                                        ------------------    -------------------    -------------------

NET LOSS APPLICABLE TO COMMON SHARES                    $     (1,430,348)     $      (1,465,924)     $     (29,224,353)
                                                        ==================    ===================    ===================

BASIC AND DILUTED NET LOSS PER COMMON SHARE             $           (.08)     $            (.11)
                                                        ==================    ===================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                  17,921,479             13,470,396
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


                                                                         Six Months Ended                  Period from
                                                               -------------------------------------       Inception to
                                                                   June 30,            June 30,             June 30,
                                                                     2002                2001                 2002
                                                               -----------------    ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $       (1,430,348)  $       (1,465,924) $      (24,323,604)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                      62,977              112,715           2,012,300
     Allowance for doubtful accounts receivable                           -                    -                125,800
     Common stock issued for consulting services                          -                    -                442,661
     Amortization of deferred compensation expense                      15,207              126,939             160,469
     Common stock options issued for consulting services                  -                   6,736             668,379
     Compensation expense for cancellation of warrants                    -                    -                 67,400
     Compensation expense for modification of term on
       Series D warrants                                                  -                    -                 10,735
     Loss on disposal of assets, net                                      -                    -              1,287,979
     Changes in operating assets and liabilities:
       Accounts receivable                                             (38,640)              43,931            (139,190)
       Note receivable, net                                               -                    -                 (2,132)
       Prepaid expenses and other                                      (20,270)              (5,374)            (69,264)
       Other assets                                                   (132,854)                -               (159,854)
       Accounts payable                                                  3,631               19,124              96,172
       Accrued liabilities                                            (234,035)             149,391             326,651
       Other liabilities                                                (8,551)              (2,532)             23,551
       Deferred revenue                                               (197,681)             (58,004)          1,100,985
                                                               -----------------    ----------------     ----------------
          Net cash used in operating activities                     (1,980,564)          (1,072,998)        (18,370,962)
                                                               -----------------    ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (22,713)              (2,322)         (3,022,155)
   Purchase of patents and technology                                     -                    -               (356,146)
   Proceeds from the disposal of assets                                   -                    -                  6,517
                                                               -----------------    ----------------     ----------------
         Net cash used in investing activities                         (22,713)              (2,322)         (3,371,784)
                                                               -----------------    ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable, net                                         -               (450,000)               -
   Proceeds from issuance of common stock, net                             -              1,528,227          16,290,131
   Proceeds from collection of stock subscriptions                         -                   -                413,700
   Proceeds from issuance of preferred stock, net                          -                   -              6,047,498
   Proceeds from issuance of redeemable preferred stock                    -                   -                240,000
   Payments on redeemable preferred stock and dividends                    -                   -               (268,300)
   Net change on stockholder loans                                         -                 (2,800)            387,847
                                                               -----------------    ----------------     ----------------
         Net cash provided by financing activities                         -              1,075,427          23,110,876
                                                               -----------------    ----------------     ----------------
NET INCREASE (DECREASE) IN CASH                                     (2,003,277)                 107           1,368,130

CASH AT BEGINNING OF PERIOD                                          3,371,407               10,595                -
                                                               -----------------    ----------------     ----------------

CASH AT END OF PERIOD                                          $     1,368,130      $        10,702      $    1,368,130
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


(1) Interim Condensed Consolidated Financial Statements

         Our accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2001 Annual Report on Form 10-KSB. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the operating results that may result for the year ending December 31, 2002. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its December 31, 2001 Annual Report on Form 10-KSB.

         The Company is in the development stage and has incurred significant cumulative net losses since inception. The Company incurred negative cash flows from operations of $1,980,564 during the six months ended June 30, 2002. Sales of products based on the Company's proprietary technologies have been minimal. Also, as of June 30, 2002, the Company had an accumulated deficit of $29,224,353. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's success in (1) bringing its products to commercialization, (2) entering into favorable contracts with third-party manufacturers, distributors and strategic partners, (3) raising sufficient additional funding and (4) minimizing costs.

(2) Basic and Diluted Net Loss Per Common Share

         As a result of incurring net losses for the three and six month periods ended June 30, 2002 and 2001, both basic and diluted net loss per share for the periods are based on the weighted average number of common shares outstanding. Stock options and warrants are not included in the calculation of diluted net loss per common share for the periods because their inclusion would be antidilutive, thereby reducing the net loss per common share. We have common stock options and warrants at exercise prices ranging from $1.00 to $2.625 per share outstanding at June 30, 2002 that, if exercised, would result in the issuance of an additional 7,107,500 shares of common stock.

(3) Distribution and License Agreements

         Kendall

         In November 1999, we entered into a Development and License Agreement (the "Kendall Agreement") with The Kendall Company ("Kendall"), a division of Tyco Healthcare Group LP, relating to the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective at the end of March 2000. In April 2000, we received $1,464,956 under the Kendall Agreement. We are recognizing revenue from this agreement over a period of five years at a rate of $24,667 per month. As of June 30, 2002, we had deferred revenue of $913,991 related to this agreement. In April 2002, we entered into a Second Development and License Agreement (the "2nd Kendall Agreement") relating to blood collection needles and blood collection needle/holder combinations. The 2nd Kendall Agreement amends certain of the provisions of the Kendall Agreement. Under the Kendall Agreement and 2nd Kendall Agreement (collectively, the "Kendall Agreements"), we will receive an additional $1,500,000 payment on the earlier of September 29, 2002 or upon the sale of commercial quantities of products, in exchange for the Company assigning to Kendall the FlexLoc(r) and ReLoc(tm) trademarks and the patents that are related to the products that are the subject of the Kendall Agreements, of which amount $500,000 will be credited against Kendall's future royalty obligations. The assignment of the patent rights to Kendall provides for our retention of an exclusive, royalty-free worldwide license in a number of strategic product areas. The Kendall Agreements also provide for us to receive development fees, milestone payments and ongoing royalties, including minimum royalty payments. Kendall has received 510(k) clearance from the FDA for the safety syringe needle and launched the safety syringe product line into the U.S. market in April 2002. FDA 510(k) clearance has already been obtained for the safety blood collection device.

         Bard Access Systems

         In September 2001, we entered into a Distribution Agreement (the "Bard Agreement") with Bard Access Systems, Inc. ("Bard") for the sale and distribution of our LiftLoc(tm) safety Huber needle. Under the terms of the agreement a payment of $67,000 was received by us on September 27, 2001. The agreement specifies that this payment is to be applied against the initial product orders from Bard. As of June 30, 2002, no product had been shipped and we have reflected deferred revenue in the accompanying consolidated balance sheets of $67,000 related to this distribution agreement. The agreement is for a two-year period which automatically renews for successive one-year terms, unless terminated by Bard in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

         TAP Pharmaceutical Products

         In August 2001, we entered into an oral agreement with TAP Pharmaceutical Products ("TAP") whereby we would provide development services to attach our proprietary safety needle device to TAP's pre-filled syringes. A written agreement was subsequently signed in July 2002, with an effective date of January 1, 2002. Under this agreement, we will receive reimbursement for research and development expenses, payments related to the achievement of certain development and regulatory milestones, and on-going royalty payments based upon the number of pre-filled syringes manufactured with our safety needle device. Through June 30, 2002, we have invoiced TAP $446,386 in development fees and related project expenses. The agreement is for a minimum period of three years.

         Merit Medical

         In January 2001, we entered into a License Agreement (the "Merit Agreement") with Merit Medical Systems, Inc. ("Merit") relating to the production of safety needle devices for angiographic guidewire introducers. We received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably over the estimated five year period of the Merit Agreement at a rate of $1,667 per month. The Merit Agreement provides that we will receive ongoing royalties, including a minimum royalty payment of $50,000 in 2002. That payment was received in January 2002, and we have reflected deferred revenue in the accompanying consolidated balance sheet of $50,000 related to that minimum royalty as the product has not been introduced into the marketplace. Other long needle applications are in development.

(4) Commitments and Contingencies

         Purchase Order Commitments

         Due to the long lead time of critical components for the safety Huber needle project, we have issued $255,168 in long-term non-cancellable purchase orders relating to this product for 2002 and 2003.

(5) Series A Preferred Stock Purchase Agreement

         In November 2001, we sold 10,917,030 shares of Series A Preferred Stock for an aggregate purchase price of $5 million, or $.458 per share. The Series A Preferred Stock is immediately convertible into the same number of shares of common stock and the conversion rate is subject to adjustment if we issue additional shares of common stock for an amount less than the then current conversion price and upon the happening of certain other events. The Series A Preferred Stock Purchase Agreement also provides that the investors identified in that agreement have the right, but not the obligation, to acquire an additional 10,917,030 shares of Series A Preferred Stock at $.458 per share, resulting in net cash proceeds of approximately $5,000,000, during the 12 months following the initial closing date of November 7, 2001. If these shares are purchased at a time when our common stock is trading above $.458 per share, we would record a non-cash beneficial conversion charge, which charge would not be grea than the net proceeds received. There can be no assurance that any additional shares of Series A Preferred Stock will be purchased.

Item 2. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements included in Form 10-KSB for the year ended December 31, 2002, the 10-QSB for the three month period ended March 31, 2002, the condensed consolidated financial statements, and the notes thereto.

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

Financial Position

         We had $1,368,130 in cash as of June 30, 2002. This is a decrease of $2,003,277 from December 31, 2001. The decrease in cash was largely attributable to operating expenses incurred for the continuing development of products for market. Working capital as of June 30, 2002 was $694,653 as compared to $2,317,175 as of December 31, 2001. This decrease in working capital was primarily due to the cash required to fund operating activities.

Product Agreements

         In November 1999, we entered into a Development and License Agreement (the "Kendall Agreement") with The Kendall Company ("Kendall"), a division of Tyco Healthcare Group LP, relating to the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective at the end of March 2000. In April 2000, we received $1,464,956 under the Kendall Agreement. We are recognizing revenue from this agreement over a period of five years at a rate of $24,667 per month. As of June 30, 2002, we had reflected deferred revenue of $913,991 related to this agreement. In April 2002, we entered into a Second Development and License Agreement (the "2nd Kendall Agreement") relating to our blood collection needles and blood collection needle/holder combinations. The 2nd Kendall Agreement also amends certain of the provisions of the Kendall Agreement. Under the Kendall Agreement and 2nd Kendall Agreement (collectively, the "Kendall Agreements"), we will receive an additional $1,500,000 payment on the earlier of September 29, 2002 or upon the sale of commercial quantities of products, in exchange for our assigning to Kendall the FlexLoc(r) and ReLoc(tm) trademarks and the patents that are related to the products that are the subject of the Kendall Agreements, of which amount $500,000 will be credited against Kendall's future royalty obligations. The assignment of the patent rights to Kendall provides for our retention of an exclusive, royalty-free worldwide license in a number of strategic product areas. The Kendall Agreements also provide for us to receive development fees, milestone payments and ongoing royalties, including minimum royalty payments. Kendall has received 510(k) clearance from the FDA for the safety syringe needle and launched the safety syringe product line into the U.S. market in April 2002. FDA 510(k) clearance has already been obtained for the safety blood collection device.

         In January 2001, we entered into a License Agreement (the "Merit Agreement") with Merit Medical Systems, Inc. ("Merit") relating to the production of safety needle devices for angiographic guidewire introducers. We received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably over the estimated five-year period of the Merit Agreement at a rate of $1,667 per month. The Merit Agreement provides that we will receive ongoing royalties, including a minimum royalty payment of $50,000 in 2002. That payment was received in January 2002, and we have reflected deferred revenue in the accompanying consolidated balance sheet of $50,000 related to that minimum royalty as the product has not been introduced into the marketplace. Other long needle applications are in development.

         In August 2001, we entered into an oral agreement with TAP Pharmaceutical Products ("TAP") whereby we would provide development services to attach our proprietary safety needle device to TAP's pre-filled syringes. A written agreement was subsequently signed in July 2002, with an effective date of January 1, 2002. Under this agreement, we will receive reimbursement for research and development expenses, payments related to the achievement of certain development and regulatory milestones, and on-going royalty payments based upon the number of pre-filled syringes manufactured with our safety needle device. Through June 30, 2002, we have billed TAP $446,386 in development fees and related project expenses. The agreement is for a minimum period of three years.

         In September 2001, we entered into a Distribution Agreement (the "Bard Agreement") with Bard Access Systems, Inc. ("Bard") for the sale and distribution of our LiftLoc(tm) safety Huber needle. Under the terms of the agreement a payment of $67,000 was received by us on September 27, 2001. The agreement specifies that this payment is to be applied against the initial product orders from Bard. As of June 30, 2002, no product had been shipped and we have reflected deferred revenue in the accompanying consolidated balance sheet of $67,000 related to this distribution agreement. The agreement is for a two-year period which automatically renews for successive one-year terms, unless terminated by Bard in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

         In July 2002, we entered into a Distribution Agreement (the "PSS Agreement") with Physician Sales and Service, Inc. ("PSS") for the sale and distribution of our Liftloc(tm) safety Huber needle. PSS is a leading distributor in the alternate site (non-hospital) market, with a strong presence in the oncology market. The PSS Agreement is for a one-year period, which automatically renews for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

         In connection with these product agreements, all product introductions are scheduled and controlled by our distribution and license partners. There is no assurance that products will be launched as anticipated or that we will realize future revenues in excess of any minimum purchase/royalty commitment from these agreements.

         We plan to focus our research and development activities on the further development of additional products based upon our intellectual property portfolio and unique safety needle technologies. We plan to focus our business development efforts on continuing discussions and negotiations with third parties to generate revenues through additional original equipment manufacturing and product licensing relationships, but there can be no assurance we will obtain additional contracts.

Three and Six Months Ended June 30, 2002 and 2001

         During the three and six months ended June 30, 2002, we had total revenues of $198,827 and $576,524, respectively, compared with $124,879 and $316,320 for the same periods in the prior year. During the three and six months ended June 30, 2002, we recognized $30,337 and $48,115, respectively, in development fee revenue under the Kendall Agreement and $89,488 and $370,405, respectively, under the TAP agreement. In addition, we received $89,004 and $158,004, respectively, in technology fee revenue through the amortization of upfront payments received under the agreements with Kendall and Merit. Costs incurred to generate the development fee revenue during the three and six month periods ended June 30, 2002, were $90,257 and $162,449, respectively. During the three and six months ended June 30, 2001, the Company recognized $ 0 and $58,580, respectively, in development fees from Johnson & Johnson Medical, Inc., $45,627 and $98,456, respectively, under the Kendall Agreement, and $78,034 and $159,284, respectively, in technology fees through the amortization of the upfront payments received under the agreements with Kendall and Merit. Costs incurred to generate the development fee revenue during the three and six month periods ended June 30, 2001, were $35,693 and $71,957, respectively.

         Research and development ("R&D") expenses were $649,737 and $1,318,364 for the three and six months ended June 30, 2002, compared with $451,375 and $831,160 for the comparable periods of the prior year. Our R&D efforts during the six month period ended June 30, 2002 focused on development of several additional products utilizing our medical safety needle technologies, with emphasis on the commercialization and pre-market qualification of our LiftLocTM Safety Infusion Set and providing technical assistance and support for the line of safety syringe needle products being marketed by Kendall. The increase in the periods ended June 30, 2002 resulted mainly from increased personnel and development costs related to these 2002 product launches, as well as the development and evaluation of additional medical safety needle products.

         Selling, general and administrative expenses were $262,933 and $538,770 for the three and six months ended June 30, 2002, compared with $404,352 and $858,175 for the comparable periods of the prior year. The decrease in the periods ended June 30, 2002, resulted mainly from a concerted effort to minimize general and administrative expenses and the focus of our employees on research and development activities in advance of the Kendall safety syringe needle and other anticipated product introductions.

         Total other income (expense) was $5,149 and $12,711 for the three and six months ended June 30, 2002, compared with ($11,434) and ($20,952) for the comparable periods of the prior year. The increase resulted primarily from increased interest earned on funds on deposit and the repayment in 2001 of interest-bearing loans.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities, the sale of technology and patents, advanced royalties, development fees, technology and license fees and proceeds from the exercise of common stock options. We generated $23,110,876 in net proceeds through financing activities from inception through June 30, 2002. We used net cash of $1,980,564 for operating activities during the six months ended June 30, 2002. As of June 30, 2002, our current liabilities totaled $884,063 and we had working capital of $694,653.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new safety needle products and the level of sales. As of June 30, 2002, we had accounts payable and accrued liabilities totaling $422,823 and the current portion of deferred revenue of $461,240. Due to the long lead time of critical components for the safety Huber needle project, we have issued $255,168 in long-term purchase orders relating to this product for 2002 and 2003. As of June 30, 2002, we had not committed any additional funds for capital expenditures. We estimate that we will need to raise at least $1,000,000 in additional funds for 2002 to execute our business plan. If investors under the Series A Preferred Stock Purchase Agreement acquire at least $1,000,000 in Series A Preferred Stock then w do not expect a requirement for additional funding during 2002. There can be no assurance that we will receive any additional amounts under the Series A Preferred Stock Purchase Agreement, that additional funding will be available to us or that if funding is available that it will be under favorable terms. If we are unsuccessful in raising additional funds we may be required to substantially reduce or eliminate certain areas of our product development activities, limit our operations significantly or cease operations entirely.

Stock Options and Warrants

         As of June 30, 2002, we had granted stock options that were exercisable for 6,057,500 shares of common stock at exercise prices ranging from $1.00 to $2.625 per share and have issued warrants that are exercisable for 1,050,000 shares of common stock at exercise prices of $1.25 and $2.00 per share. The exercise of all such stock options and warrants would result in an equity infusion of $9,676,419. At June 30, 2002, all of these stock options and warrants were out of the money and there can be no assurance that any of the stock options or warrants will be exercised.

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

         The Series A Preferred Stock Purchase Agreement also provides that the investors identified in that agreement have the right, but not the obligation, to acquire an additional 10,917,030 shares of Series A Preferred Stock at $.458 per share, resulting in net cash proceeds of approximately $5,000,000, during the 12 months following the initial closing date of November 7, 2001. If these shares are purchased at a time when our common stock is trading above $.458 per share, we would record a non-cash beneficial conversion charge which charge would not be greater than the net proceeds we receive. There can be no assurance that any additional shares of Series A Preferred Stock will be purchased.

Inflation

         We do not expect the impact of inflation on our operations to be significant for the next twelve months.

Forward-Looking Statements

         When used in this Form 10-QSB, in our filings with the Securities and Exchange Commission ("SEC"), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Forward-looking statements specifically include, but are not limited to, launch dates for licensed products; dates upon which we will receive royalty payments, the generation of royalty revenue from our licensees; acceptance of safety products by health care professionals; plans to rely on our joint venture partners to pursue commercialization of licensed products; expectations regarding the ability of our products to compete with the products of our competitors; acceptance of our products by the marketplace as cos effective; factors affecting the ability of licensees to sell licensed products; sufficiency and timing of available resources to fund operations; plans regarding the raising of capital; the size of the market for safety products; plans regarding sales and marketing; strategic business initiatives; intentions regarding dividends and the launch dates of our licensed products.

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

PART II - OTHER INFORMATION

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

EXHIBIT
  NO.                            DESCRIPTION OF EXHIBIT
--------                         ----------------------
10.5 Development and License Agreement, effective date of March 29, 2000, by and among Safety Syringe Corporation, a wholly owned subsidiary of the Company and The Kendall Company (Incorporated by reference to Exhibit
         10.1 of the Company's Current Report on Form 8-K, dated March 29, 2000)

10.6 License Agreement by and among Merit Medical Systems, Inc. and Safety Syringe Corporation (Incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB, dated December 31, 2000).

10.7 Specialized Health Products International, Inc. 1998 Stock Option Plan (Incorporated by reference to Appendix A to the Company's Amended Proxy Statement filed October 1, 1998)

10.8 Specialized Health Products International, Inc. 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2000).

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

10.13 Second Development and License Agreement, effective date of April 12, 2002, by and among Safety Syringe Corporation, a wholly owned subsidiary of the Company and Tyco Healthcare Group LP.

10.14 Development and License Agreement, effective as of January 1, 2002, by and among Safety Syringe Corporation and TAP Pharmaceutical Products, Inc. (certain portions of the agreement were omitted from the exhibit pursuant to a request for confidential treatment).

99.1 Certification of Jeffrey M. Soinski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Keith L. Merrell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

                  None.


               [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: August 12, 2002                        SPECIALIZED HEALTH PRODUCTS
                                             INTERNATIONAL, INC.


                                             By     /s/ Jeffrey M. Soinski
                                                ----------------------------
                                                  Jeffrey M. Soinski
                                                  President, Chief Executive
                                                  Officer, Director




Date: August 12, 2002                        By     /s/ Keith L. Merrell
                                                ----------------------------
                                                  Keith L. Merrell
                                                  Acting Chief Financial Officer