Form 10QSB
period 2002-09-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2002-11-13
CIK 790228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2002

                         Commission File Number 0-26694

                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                    93-0945003
    -------------------------------            ---------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)


                    585 West 500 South, Bountiful, Utah 84010
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (801) 298-3360
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

             Class                           Outstanding as of November 12, 2002
             -----                           -----------------------------------
 Common Stock, $.02 par value                         17,921,479 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets
           as of September 30, 2002 and December 31, 2001 (Unaudited)      3

         Condensed Consolidated Statements of Operations
           For the three months ended September 30, 2002 and
           September 30, 2001 and the period from inception to
           September 30, 2002 (Unaudited)                                  4

         Condensed Consolidated Statements of Operations
           For the nine months ended September 30, 2002 and
           September 30, 2001 and the period from inception to
           September 30, 2002 (Unaudited)                                  5

         Condensed Consolidated Statements of Cash Flows
           For the nine months ended September 30, 2002 and
           September 30, 2001 and the period from inception to
           September 30, 2002 (Unaudited)                                  6

         Notes to Condensed Consolidated Financial Statements              7

Item 2:  Management's Discussion and Analysis or Plan of Operation        10


                           PART II - OTHER INFORMATION



Item 2:  Changes in Securities                                            15

Item 3:  Controls and Procedures                                          15

Item 6:  Exhibits and Reports on Form 8-K                                 15

Signatures                                                                18

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                              (A Company in the Development Stage)
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)



                                             ASSETS


                                                                             September 30,          December 31,
                                                                                 2002                   2001
                                                                           ----------------      ----------------
CURRENT ASSETS:
   Cash                                                                    $      5,603,375      $      3,371,407
   Accounts receivable                                                            1,628,623               100,550
   Notes receivable, net                                                              2,132                 2,132
   Inventory                                                                        258,498                   -
   Prepaid expenses and other                                                        55,572                48,994
                                                                           ----------------      ----------------
     Total current assets                                                         7,548,200             3,523,083
                                                                           ----------------      ----------------

PROPERTY AND EQUIPMENT:
   Research and development machinery and equipment                                 354,273               339,756
   Office furniture and fixtures                                                    145,504               144,459
   Computer equipment and software                                                  172,490               164,180
   Leasehold improvements                                                           134,869               134,869
   Manufacturing equipment                                                           39,120                25,044
   Molds                                                                             52,354                   -
   Intangible assets                                                                148,832                   -
   Construction-in-progress                                                             -                  71,300
                                                                           ----------------      ----------------
                                                                                  1,047,442               879,608
   Less accumulated depreciation and amortization                                  (690,557)             (662,238)
                                                                           ----------------      ----------------
     Net property and equipment                                                     356,885               217,370
                                                                           ----------------      ----------------

OTHER ASSETS                                                                         24,850                27,000
                                                                           ----------------      ----------------
                                                                           $      7,929,935      $      3,767,453
                                                                           ================      ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                        $        172,561      $         92,541
   Accrued liabilities                                                              315,915               560,686
   Deferred revenue                                                               1,378,336               552,681
                                                                           ----------------      ----------------
     Total current liabilities                                                    1,866,812             1,205,908

DEFERRED REVENUE, NET OF CURRENT PORTION                                          1,214,088               745,985

UNAMORTIZED RENT                                                                     18,673                32,102
                                                                           ----------------      ----------------

     Total liabilities                                                            3,099,573             1,983,995
                                                                           ----------------      ----------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 30,000,000 shares
     authorized, 21,828,618 and 10,917,030 shares outstanding,
     respectively (liquidation preference of $10,364,507 and $5,066,667)             21,829                10,917
   Common stock, $.02 par value; 50,000,000 shares authorized,
     17,921,479 shares issued and outstanding each period                           358,430               358,430
   Additional paid-in capital                                                    37,461,431            29,227,189
   Deferred compensation expense                                                     (1,454)              (19,073)
   Deficit accumulated during the development stage                             (33,009,874)          (27,794,005)
                                                                           ----------------      ----------------
     Total stockholders' equity                                                   4,830,362             1,783,458
                                                                           ----------------      ----------------
                                                                           $      7,929,935      $      3,767,453
                                                                           ================      ================


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



                                                                   Three Months Ended                   Period from
                                                        ---------------------------------------         Inception to
                                                          September 30,         September 30,          September 30,
                                                              2002                   2001                   2002
                                                        ----------------      -----------------      -----------------
REVENUES:
   Technology fees and licensing revenues               $         88,561      $          79,002      $       4,536,027
   Development fees and net product sales                        233,524                 24,519              4,435,297
                                                        ----------------      -----------------      -----------------
     Total revenues                                              322,085                103,521              8,971,324
                                                        ----------------      -----------------      -----------------

COST OF REVENUES:
   Cost of development fees and product sales                     41,284                 29,533              2,976,371
                                                        ----------------      -----------------      -----------------
     Total cost of revenues                                       41,284                 29,533              2,976,371
                                                        ----------------      -----------------      -----------------

     Gross margin                                                280,801                 73,988              5,994,953
                                                        ----------------      -----------------      -----------------

OPERATING EXPENSES:
   Selling, general and administrative                           333,925                493,037             19,540,783
   Research and development                                      468,786                430,039             10,540,555
   Loss on disposal of assets, net                                    -                      -               1,286,688
                                                        ----------------      -----------------      -----------------

     Total operating expenses                                    802,711                923,076             31,368,026
                                                        ----------------      -----------------      -----------------

LOSS FROM OPERATIONS                                            (521,910)              (849,088)           (25,373,073)
                                                        ----------------      -----------------      -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                15,545                  1,750                582,795
   Interest expense                                               (1,908)               (32,990)              (107,595)
   Other income                                                      563                    270                 61,394
                                                        ----------------      -----------------      -----------------

     Total other income (expense), net                            14,200                (30,970)               536,594
                                                        ----------------      -----------------      -----------------

NET LOSS                                                        (507,710)              (880,058)           (24,836,479)

LESS PREFERRED STOCK DIVIDENDS                                (3,272,646)                     -             (8,173,395)
                                                        ----------------      -----------------      -----------------

NET LOSS APPLICABLE TO COMMON SHARES                    $     (3,780,356)     $        (880,058)     $     (33,009,874)
                                                        ================      =================      =================

BASIC AND DILUTED NET LOSS PER COMMON SHARE             $           (.21)     $            (.05)
                                                        ================      =================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                   17,921,479             16,253,537
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


                                                                   Nine Months Ended                    Period from
                                                        ---------------------------------------         Inception to
                                                          September 30,         September 30,          September 30,
                                                              2002                   2001                   2002
                                                        ----------------      -----------------      -----------------
REVENUES:
   Technology fees and licensing revenues               $        246,565      $         238,286      $       4,536,027
   Development fees and net product sales                        652,044                181,555              4,435,297
                                                        ----------------      -----------------      -----------------
     Total revenues                                              898,609                419,841              8,971,324
                                                        ----------------      -----------------      -----------------

COST OF REVENUES:
   Cost of development fees and product sales                    203,733                101,490              2,976,371
                                                        ----------------      -----------------      -----------------
     Total cost of revenues                                      203,733                101,490              2,976,371
                                                        ----------------      -----------------      -----------------

     Gross margin                                                694,876                318,351              5,994,953
                                                        ----------------      -----------------      -----------------

OPERATING EXPENSES:
   Selling, general and administrative                           872,695              1,351,212             19,540,783
   Research and development                                    1,787,166              1,261,199             10,540,555
   Loss on disposal of assets, net                                  -                      -                 1,286,688
                                                        ----------------      -----------------      -----------------

     Total operating expenses                                  2,659,861              2,612,411             31,368,026
                                                        ----------------      -----------------      -----------------

LOSS FROM OPERATIONS                                          (1,964,985)            (2,294,060)           (25,373,073)
                                                        ----------------      -----------------      -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                24,764                 13,192                582,795
   Interest expense                                               (4,897)               (65,384)              (107,595)
   Other income                                                    1,895                    270                 61,394
                                                        ----------------      -----------------      -----------------

     Total other income (expense), net                            21,762                (51,922)               536,594
                                                        ----------------      -----------------      -----------------

NET LOSS                                                      (1,943,223)            (2,345,982)           (24,836,479)

LESS PREFERRED STOCK DIVIDENDS                                (3,272,646)                  -                (8,173,395)
                                                        ----------------      -----------------      -----------------

NET LOSS APPLICABLE TO COMMON SHARES                    $     (5,215,869)     $      (2,345,982)     $     (33,009,874)
                                                        ================      =================      =================

BASIC AND DILUTED NET LOSS PER COMMON SHARE             $           (.29)     $            (.16)
                                                        ================      =================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                   17,921,479             14,408,304
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



                                                                        Nine Months Ended                 Period from
                                                               -------------------------------------     Inception to
                                                                September 30,        September 30,       September 30,
                                                                     2002                2001                 2002
                                                               ---------------      ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $    (1,943,223)     $    (2,345,982)   $    (24,836,479)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                      28,318              170,746           1,977,641
     Allowance for doubtful accounts receivable                          -                    -                 125,800
     Common stock issued for consulting services                         -                  156,000             442,661
     Amortization of deferred compensation expense                      17,619              129,351             162,881
     Common stock options issued for consulting services                 -                    -                 668,379
     Compensation expense for warrants and note payable                  -                    6,736              67,400
     Compensation expense for modification of term on
       Series D warrants                                                 -                    -                  10,735
     Loss on disposal of assets, net                                     -                    -               1,287,979
     Changes in operating assets and liabilities:
       Accounts receivable                                          (1,528,073)              38,363          (1,628,623)
       Note receivable, net                                              -                    -                  (2,132)
       Inventory                                                      (258,498)               -                (258,498)
       Prepaid expenses and other                                       (6,579)              (5,317)            (55,573)
       Other assets                                                      2,150                -                 (24,850)
       Accounts payable                                                 80,020              (86,918)            172,561
       Accrued liabilities                                            (244,770)              90,245             315,916
       Unamortized rent                                                (13,428)              (6,289)             18,674
       Deferred revenue                                              1,293,758              (27,271)          2,592,424
                                                               ---------------      ---------------    ----------------
          Net cash used in operating activities                     (2,572,706)          (1,880,336)        (18,963,104)
                                                               ---------------      ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (19,002)             (21,377)         (3,018,444)
   Purchase of intangible assets                                      (148,832)               -                (504,978)
   Proceeds from disposal of assets                                      -                    -                   6,517
                                                               ---------------      ---------------    ----------------
         Net cash used in investing activities                        (167,834)             (21,377)         (3,516,905)
                                                               ---------------      ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (repayment of ) notes payable, net                      -                  597,946                -
   Proceeds from issuance of common stock, net                           -                1,528,227          16,290,131
   Proceeds from collection of stock subscriptions                       -                    -                 413,700
   Proceeds from issuance of preferred stock, net                    4,972,508                -              11,020,006
   Proceeds from issuance of redeemable pref. stock                      -                    -                 240,000
   Payments on redeemable preferred stock and dividends                  -                    -                (268,300)
   Net change on stockholder loans                                       -                   (2,334)            387,847
                                                               ---------------      ---------------    ----------------
         Net cash provided by financing activities                   4,972,508            2,123,839          28,083,384
                                                               ---------------      ---------------    ----------------
                                                                                            222,126
NET INCREASE IN CASH                                                 2,231,968                                5,603,375

CASH AT BEGINNING OF PERIOD                                          3,371,407               10,595               -
                                                               ---------------      ---------------    ----------------

CASH AT END OF PERIOD                                          $     5,603,375      $       232,721    $     5,603,375
                                                               ===============      ===============    ===============


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

(1)      Interim Condensed Consolidated Financial Statements

         The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made. Certain prior year amounts have been reclassified to conform to the current quarter presentation. These reclassifications had no impact on total assets, liabilities or net loss.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2001 Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the operating results that may result for the year ending December 31, 2002. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its December 31, 2001 Annual Report on Form 10-KSB.

         The Company is in the development stage and has incurred significant cumulative net losses since inception. The Company incurred negative cash flows from operations of $2,572,706 during the nine months ended September 30, 2002. Sales of products based on the Company's proprietary technologies have been minimal. Also, as of September 30, 2002, the Company had an accumulated deficit of $33,009,874. The Company's continued existence is dependent upon several factors including the Company's success in (1) bringing its products to commercialization, (2) entering into favorable contracts with third-party manufacturers, distributors and strategic partners and (3) minimizing costs.

(2) Inventories

     There was no inventory at December 31, 2001. At September 30, 2002, inventory is comprised of the following:

              Raw Materials                               $   89,839
              Work in Process                                 48,115
              Finished Goods                                 120,544
                                                          ----------
              Total                                       $  258,498
                                                          ==========

(3) Basic and Diluted Net Loss Per Common Share

         As a result of incurring net losses for the three and nine month periods ended September 30, 2002 and 2001, both basic and diluted net loss per share for the periods are based on the weighted average number of common shares outstanding. Stock options and warrants are not included in the calculation of diluted net loss per common share for the periods because their inclusion would be antidilutive, thereby reducing the net loss per common share. The Company has common stock options and warrants at exercise prices ranging from $1.00 to $2.00 per share outstanding at September 30, 2002 that, if exercised, would result in the issuance of an additional 7,097,500 shares of common stock. Additionally, as of September 30, 2002, there are 21,828,618 shares of Series A Preferred Stock outstanding, which are convertible into common stock on a one-for-one basis.

         Basic and diluted net loss per common share from operations for the three and nine month periods ended September 30, 2002 were $(.03) and $(.11) respectively, compared against $(.05) and $(.16) for the same periods in the prior year. The beneficial conversion charge arising from the sale of Series A Preferred Stock resulted in an additional loss of $(.18) per share, bringing the total basic and diluted net loss per common share for the three and nine month periods ended September 30, 2002 to $(.21) and $(.29), respectively.

(4) Distribution and License Agreements

         Kendall

         In November 1999, the Company entered into a Development and License Agreement (the "Kendall Agreement") with The Kendall Company ("Kendall"), a division of Tyco Healthcare Group LP, relating to the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective at the end of March 2000. In April 2000, the Company received $1,464,956 under the Kendall Agreement. Revenue from this agreement is being recognized over a period of five years at a rate of $24,667 per month. In April 2002, the Company entered into a Second Development and License Agreement (the "2nd Kendall Agreement") relating to blood collection needles and blood collection needle/holder combinations. The 2nd Kendall Agreement amends certain of the provisions of the Kendall Agreement. Under the Kendall Agreement and 2nd Kendall Agreement (collectively, the "Kendall Agreements"), the Company received an additional $1,500,000 payment in November 2002 in exchange for the Company assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and the patents that are related to the products that are the subject of the Kendall Agreements. Of the $1,500,00 payment, $500,000 will be credited against Kendall's future royalty obligations. The assignment of the patent rights to Kendall provides for the Company to retain an exclusive, royalty-free worldwide license in a number of strategic product areas. The Kendall Agreements also provide for the Company to receive development fees, milestone payments and ongoing royalties, including minimum royalty payments. The Monoject Magellan(TM) safety syringe needle launched by Kendall in the 2nd quarter of 2002 is the first product marketed under this agreement. Licensing revenues reported for the three-month period ended September 30, 2002 include a small amount of royalty income related to the initial, late 2nd quarter sales of the Monoject Magellan(TM) safety syringe needle. FDA 510(k) clearance has already been obtained for the safety blood collection device. During the three month period ended September 30, 2002, Kendall was invoiced a total of $1,660,000. Of these amounts, the $500,000 minimum royalty payment will be recognized as revenue as reported and earned, and the $1,160,000 will be recognized as revenue over the remaining thirty-one month term of the contract. As of September 30, 2002, the Company had accounts receivable of $1,595,191 and deferred revenue of $2,410,431 related to this agreement, of which $1,241,334 is current and $1,169,097 is long-term.

         Merit Medical

         In January 2001, the Company entered into a License Agreement (the "Merit Agreement") with Merit Medical Systems, Inc. ("Merit") relating to the production of the Majestik(TM) Shielded Needle for angiographic guidewire introducers. The Company received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably over the estimated five-year period of the Merit Agreement at a rate of $1,667 per month. The Merit Agreement provides for ongoing royalties on net product sales and minimum royalty payments through 2006, including a minimum royalty payment for 2002 of $50,000 that was received in January 2002. Deferred revenue of $50,000 is reflected in the accompanying consolidated balance sheet related to that minimum royalty, as the Majestik(TM) Shielded Needle had not been introduced into the marketplace as of September 30, 2002. Subsequently, Merit introduced the MajestikTM Shielded Needle into the marketplace in November 2002.

         TAP Pharmaceutical Products

         In August 2001, the Company entered into an oral agreement with TAP Pharmaceutical Products ("TAP") whereby it would provide development services to attach its proprietary safety needle device to TAP's pre-filled syringes. A written agreement was subsequently signed in July 2002, with an effective date of January 1, 2002. Under this agreement, the Company will receive reimbursement for research and development expenses, payments related to the achievement of certain development and regulatory milestones, and on-going royalty payments based upon the number of pre-filled syringes manufactured with the Company's safety needle device. The agreement is for a minimum period of three years.

     Bard Access Systems

         In September 2001, the Company entered into a Distribution Agreement (the "Bard Agreement") with Bard Access Systems, Inc. ("Bard") for the sale and distribution of the Company's LiftLoc(TM) Safety Infusion Set. As of September 30, 2002, product had been built, but not yet shipped. Under the terms of the agreement a payment of $67,000 was received from Bard on September 27, 2001. The agreement specifies that this payment is to be applied against the initial product orders from Bard. Deferred revenue of $67,000 is reflected in the accompanying consolidated balance sheet related to this distribution agreement. The agreement continues for a two-year period commencing on the date of the first commercial sale and automatically renews for successive one-year terms, unless terminated by Bard in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

         Physician Sales and Service

         In July 2002, the Company entered into a Distribution Agreement (the "PSS Agreement") with Physician Sales and Service, Inc. ("PSS") for the sale and distribution of the Company's LiftLoc(TM) Safety Infusion Set. The PSS Agreement is for a one-year period, which automatically renews for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

         Medline Industries

         In August 2002, the Company entered into a Distribution Agreement (the "Medline Agreement") with Medline Industries, Inc. ("Medline") for the sale and distribution of the Company's LiftLoc(TM) Safety Infusion Set. The Medline Agreement is for a one-year period, which automatically renews for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

         Allegiance Healthcare Corporation

         In August 2002, the Company entered into a Distribution Agreement (the "Allegiance Agreement") with Allegiance Healthcare Corporation ("Allegiance") for the sale and distribution of the Company's LiftLoc(TM) Safety Infusion Set. The Allegiance Agreement shall continue until 90 days after written notice of termination is received by either party.

(5) Commitments and Contingencies

         Purchase Order Commitments

         Due to the long lead-time of critical components for the LiftLoc(TM) Safety Infusion Set , as of September 30, 2002, the Company has issued $174,918 in long-term non-cancellable purchase orders relating to this product for 2002 and 2003.

(6) Series A Preferred Stock Purchase Agreement

         In November 2001, the Company sold 10,917,030 shares of Series A Preferred Stock for an aggregate purchase price of $5 million, or $.458 per share. The Series A Preferred Stock is immediately convertible into the same number of shares of common stock and the conversion rate is subject to adjustment if additional shares of common stock are issued for an amount less than the then current conversion price and upon the occurrence of certain other events. The Series A Preferred Stock Purchase Agreement also provides that the investors identified in that agreement had the right, but not the obligation, to acquire an additional 10,917,030 shares of Series A Preferred Stock at $.458 per share, resulting in net cash proceeds of approximately $5,000,000, during the 12 months following the initial closing date of November 7, 2001.

         In August and September 2002, the holders of Series A Preferred Stock exercised rights to acquire an additional 10,911,588 shares of Series A Preferred Stock, resulting in net cash proceeds of approximately $4,972,500. As the stock was trading above the $.458 purchase price, a non-cash beneficial conversion charge of $3,272,646 resulted from this transaction. That amount was charged as preferred stock dividends on the income statement and added to additional paid-in capital on the balance sheet.

Item 2. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements included in our Forms 10-KSB for the year ended December 31, 2001, the 10-QSB's for the periods ended March 31, 2002 and June 30, 2002, the condensed consolidated financial statements, and the notes thereto.

Overview

         Our principal business is the design and development of proprietary safety medical needle products, designed to minimize the risk of accidental needlesticks, which are a leading cause of the spread of blood-borne diseases such as human immunodeficiency virus and autoimmunodeficiency syndrome ("HIV/AIDS"), hepatitis B virus ("HBV") and hepatitis C virus ("HCV"). We have twenty highly differentiated, patented safety needle technologies that apply to virtually all medical needles used today. We manufacture and market certain products under our own label. Other products are supplied to third parties on an original equipment manufacturing ("OEM") basis or licensed to leading manufacturers and marketers in the disposable medical products industry.

Financial Position

         We had $5,603,375 in cash as of September 30, 2002. This is an increase of $2,231,968 from December 31, 2001. The increase in cash was largely attributable to the exercise of rights to acquire additional Series A Preferred Stock, reduced by operating expenses incurred for the continuing development of products for market. Working capital as of September 30, 2002 was $5,681,388 compared to $2,317,175 as of December 31, 2001. This increase in working capital was primarily due to increases in cash and accounts receivable.

Product Agreements

         In November 1999, we entered into a Development and License Agreement (the "Kendall Agreement") with The Kendall Company ("Kendall"), a division of Tyco Healthcare Group LP, relating to the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective at the end of March 2000. In April 2000, we received $1,464,956 under the Kendall Agreement. Revenue from this agreement is being recognized over a period of five years at a rate of $24,667 per month. In April 2002, we entered into a Second Development and License Agreement (the "2nd Kendall Agreement") relating to blood collection needles and blood collection needle/holder combinations. The 2nd Kendall Agreement amends certain of the provisions of the Kendall Agreement. Under the Kendall Agreement and 2nd Kendall Agreement (collectively, the "Kendall Agreements"), we received an additional $1,500,000 payment in November 2002 in exchange for assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and the patents that are related to the products that are the subject of the Kendall Agreements. Of the $1,500,000 payment, $500,000 will be credited against Kendall's future royalty obligations. The assignment of the patent rights to Kendall provides for our retention of an exclusive, royalty-free worldwide license in a number of strategic product areas. The Kendall Agreements also provide for us to receive development fees, milestone payments and ongoing royalties, including minimum royalty payments. The Monoject Magellan(TM) safety syringe needle launched by Kendall in the 2nd quarter of 2002 is the first product marketed under this agreement. Licensing revenues reported for the three-month period ended September 30, 2002 include a small amount of royalty income related to the initial, late 2nd quarter sales of the Monoject Magellan(TM) safety syringe needle. FDA 510(k) clearance has already been obtained for the safety blood collection device. During the three month period ended September 30, 2002, Kendall was invoiced a total of $1,660,000. Of these amounts, the $500,000 minimum royalty payment will be recognized as revenue as reported and earned, and the $1,160,000 will be recognized as revenue over the remaining term of the contract. As of September 30, 2002, we had accounts receivable of $1,595,191 and deferred revenue of $2,410,431 related to this agreement, of which $1,241,334 is current and $1,169,097 is long-term.

         In January 2001, we entered into a License Agreement (the "Merit Agreement") with Merit Medical Systems, Inc. ("Merit") relating to the production of the Majestik(TM) Shielded Needle for angiographic guidewire introducers. We received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably over the estimated five-year period of the Merit Agreement at a rate of $1,667 per month. The Merit Agreement provides for ongoing royalties on net product sales and minimum royalty payments through 2006, including a minimum royalty payment for 2002 of $50,000 that was received in January 2002. Deferred revenue of $50,000 is reflected in the accompanying consolidated balance sheet related to that minimum royalty, as the Majestik(TM) Shielded Needle had not been introduced into the marketplace as of September 30, 2002. Subsequently, Merit introduced the MajestikTM Shielded Needle into the marketplace in November 2002.

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

         In September 2001, we entered into a Distribution Agreement (the "Bard Agreement") with Bard Access Systems, Inc. ("Bard") for the sale and distribution of our LiftLoc(TM) Safety Infusion Set. As of September 30, 2002, product had been built, but not yet shipped. Under the terms of the agreement a payment of $67,000 was received by us on September 27, 2001. The agreement specifies that this payment is to be applied against the initial product orders from Bard. Deferred revenue of $67,000 is reflected in the accompanying consolidated balance sheet related to this distribution agreement. The agreement continues for a two-year period commencing on the date of the first commercial sale and automatically renews for successive one-year terms, unless terminated by Bard in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

         In July 2002, we entered into a Distribution Agreement (the "PSS Agreement") with Physician Sales and Service, Inc. ("PSS") for the sale and distribution of our LiftLoc(TM) Safety Infusion Set. The PSS Agreement is for a one-year period, which automatically renews for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

         In August 2002, we entered into a Distribution Agreement (the "Medline Agreement") with Medline Industries, Inc. ("Medline") for the sale and distribution of our LiftLoc(TM) Safety Infusion Set. The Medline Agreement is for a one-year period, which automatically renews for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

         In August 2002, we entered into a Distribution Agreement (the "Allegiance Agreement") with Allegiance Healthcare Corporation ("Allegiance") for the sale and distribution of our LiftLoc(TM) Safety Infusion Set. The Allegiance Agreement shall continue until 90 days after written notice of termination is received by either party.

         In connection with these product agreements, all licensed product introductions are scheduled and controlled by our license partners. There is no assurance that products will be launched as anticipated or that we will realize future revenues in excess of any minimum purchase/royalty commitment from these agreements.

         We plan to focus our research and development activities on the further development of additional products based upon our intellectual property portfolio and unique safety needle technologies. We plan to focus our business development efforts on continuing discussions and negotiations with third parties to generate revenues through additional OEM manufacturing, product licensing and distribution relationships.

Three and Nine Months Ended September 30, 2002 and 2001

         During the three and nine months ended September 30, 2002, we had total revenues of $322,085 and $898,609, respectively, compared with $103,521 and $419,841 for the same periods in the prior year. During the three and nine months ended September 30, 2002, we recognized $88,561 and $246,565, respectively, in technology fees and licensing revenue. This includes a small amount of royalty revenue for the 2nd quarter of 2002 from initial sales of the Monoject Magellan(TM) safety syringe needle. During the three and nine months ended September 30, 2002, we recognized $233,524 and $652,044, respectively, in development fee revenue and net product sales. This includes early limited sales revenues generated from late 3rd quarter pre-launch sales of our LiftLoc(TM) Safety Infusion Set. Costs incurred to generate the development fee revenue and product revenue during the three and nine-month periods ended September 30, 2002, were $41,284 and $203,733, respectively.

         Research and development ("R&D") expenses were $468,786 and $1,787,166 for the three and nine months ended September 30, 2002, compared with $430,039 and $1,261,199 for the comparable periods of the prior year. Our R&D efforts during the nine month period ended September 30, 2002 focused on development of several additional products utilizing our medical safety needle technologies, with emphasis on the commercialization, pre-market qualification, and launch of our LiftLocTM Safety Infusion Set, providing technical assistance and support for the line of safety syringe needle products being marketed by Kendall and providing technical assistance and support to TAP. The increase in the periods ended September 30, 2002 resulted mainly from increased personnel and development costs related to these 2002 product launches, as well as the development and evaluation of additional medical safety needle products.

         Selling, general and administrative expenses were $333,925 and $872,695 for the three and nine months ended September 30, 2002, compared with $493,037 and $1,351,212 for the comparable periods of the prior year. The decrease in the periods ended September 30, 2002, resulted mainly from a concerted effort to minimize general and administrative expenses and the focus of our employees on research and development activities in advance of the Kendall safety syringe needle and LiftLocTM Safety Infusion Set product introductions.

         Total other income (expense) was $14,200 and $21,762 for the three and nine months ended September 30, 2002, compared with ($30,970) and ($51,922) for the comparable periods of the prior year. The increase resulted primarily from increased interest earned on funds on deposit in 2002 and the repayment of interest-bearing loans in 2001.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities, the sale of technology and patents, advanced royalties, development fees, technology and license fees and proceeds from the exercise of common stock options. We generated $28,083,384 in net proceeds through financing activities from inception through September 30, 2002. We used net cash of $2,572,706 for operating activities during the nine months ended September 30, 2002. As of September 30, 2002, our current liabilities totaled $1,866,812. We had working capital of $5,681,388.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new safety needle products and the level of sales. As of September 30, 2002, we had accounts payable and accrued liabilities totaling $488,476 and the current portion of deferred revenue was $1,378,336. Due to the long lead-time of critical components for the LiftLoc(TM) Safety Infusion Set, we have issued $174,918 in long-term purchase orders relating to this product for 2002 and 2003. As of September 30, 2002, we had committed $103,876 for capital expenditures. We do not anticipate the need to raise additional funds for the remainder of 2002 or during 2003 to execute our business plan.

Stock Options and Warrants

         As of September 30, 2002, we had granted stock options that were exercisable for 6,047,500 shares of common stock at exercise prices ranging from $1.00 to $2.00 per share and have issued warrants that are exercisable for 1,050,000 shares of common stock at exercise prices of $1.25 and $2.00 per share. The exercise of all such stock options and warrants would result in an equity infusion of $9,650,169. At September 30, 2002, all of these stock options and warrants were out of the money and there can be no assurance that any of the stock options or warrants will be exercised.

Series A Stock Purchase Agreement

         In November 2001, we sold 10,917,030 shares of Series A Preferred Stock for an aggregate purchase price of $5 million, or $.458 per share. The Series A Preferred Stock is immediately convertible into the same number of shares of common stock and the conversion rate is subject to adjustment if we issue additional shares of common stock for an amount less than the then current conversion price and upon the happening of certain other events. The Series A Preferred Stock Purchase Agreement also provides that the investors identified in that agreement had the right, but not the obligation, to acquire an additional 10,917,030 shares of Series A Preferred Stock at $.458 per share, resulting in net cash proceeds of approximately $5,000,000, during the 12 months following the initial closing date of November 7, 2001.

         In August and September 2002 the holders of Series A Preferred Stock exercised rights to acquire an additional 10,911,588 shares of Series A Preferred Stock, resulting in net cash proceeds of approximately $4,972,500. As the stock was trading above the $.458 purchase price, a non-cash beneficial conversion charge of $3,272,646 resulted from this transaction. That amount was charged as preferred stock dividends on the income statement and added to additional paid-in capital on the balance sheet.

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




                [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities.

         In November 2001, we sold 10,917,030 shares of Series A Preferred Stock for an aggregate purchase price of $5 million, or $.458 per share, to certain sophisticated and accredited investors. The Series A Preferred Stock Purchase Agreement also provided that the investors identified in that agreement had the right, but not the obligation, to acquire an additional 10,917,030 shares of Series A Preferred Stock at $.458 per share during the 12 months following the initial closing date of November 7, 2001. In August and September 2002 the holders of Series A Preferred Stock exercised options to acquire an additional 10,911,588 shares of Series A Preferred Stock, resulting in net cash proceeds of approximately $4,997,500. The issuance of the Series A Preferred Stock was exempt from registration under Section 4(2) of the Securities Act of 1933 and pursuant to Rule 506 as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with the transaction.

Item 3.  Controls and Procedures.

         Within the 90 days prior to this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

       EXHIBIT NO.                   DESCRIPTION OF EXHIBIT
       -----------                   ----------------------

         10.1 Employment Agreement with Jeffrey M. Soinski, dated November 8, 2001 (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB, dated September 30, 2001).
         10.2 Employment Agreement with Donald D. Solomon, Ph.D. (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB, dated December 31, 2001).
         10.3 Employment Agreement with Mr. Paul S. Evans (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB, dated December 31, 2001).
         10.4 Form of Indemnity Agreement with Executive Officers and Directors (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB, dated December 31, 2000).
         10.5 Development and License Agreement, effective date of March 29, 2000, by and among Safety Syringe Corporation, a wholly owned subsidiary of the Company and The Kendall Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated March 29, 2000)
         10.6 License Agreement by and among Merit Medical Systems, Inc. and Safety Syringe Corporation (Incorporated by reference to
                  Exhibit 10.7 of the Company's Form 10-KSB, dated December 31,
                  2000).
         10.7 Specialized Health Products International, Inc. 1998 Stock Option Plan (Incorporated by reference to Appendix A to the Company's Amended Proxy Statement filed October 1, 1998)
         10.8 Specialized Health Products International, Inc. 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB, dated June 30,
                  2000).
         10.9 Specialized Health Products International, Inc. 2001 Stock Option Plan (Incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB, dated September 30,
                  2001).
         10.10 Series A Stock Purchase Agreement, dated October 5, 2001, by and between the Company and the investors identified therein (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated November 7, 2001).
         10.11 Investors' Rights Agreement, dated October 5, 2001, by and between the Company and the investors identified therein (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, dated November 7, 2001).
         10.12 Distribution Agreement, dated September 17, 2001, by and between the Company and Bard Access Systems, Inc. (Incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 10-QSB, dated September 30, 2001).
         10.13 Second Development and License Agreement, effective date of April 12, 2002, by and among Safety Syringe Corporation, a wholly owned subsidiary of the Company and Tyco Healthcare Group LP. (Incorporated by reference to Exhibit 10.13 of the Company's Current Report on Form 10-QSB, dated June 30, 2001)
         10.14 Development and License Agreement, effective as of January 1, 2002, by and among Safety Syringe Corporation and TAP Pharmaceutical Products, Inc. (Incorporated by reference to
                  Exhibit 10.14 of the Company's Current Report on Form 10-QSB, dated June 30, 2001).
         99.1     Certification of Jeffrey M. Soinski pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         99.2     Certification of Keith L. Merrell pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

         A Current Report on Form 8-K was filed on August 5, 2002, reporting under Item 4 a change in our certifying accountants.

         An amendment to our Current Report on Form 8-K reporting under Item 4 a change in our certifying accountants was filed on August 15, 2002.

         A Current Report on Form 8-K was filed on September 26, 2002 reporting under Item 5 the issuance and sale of 10,911,588 shares of Series A Preferred Stock.


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

                                         SPECIALIZED HEALTH PRODUCTS
                                         INTERNATIONAL, INC.


Date: November 12, 2002                  By     /s/ Jeffrey M. Soinski
                                            ------------------------------------
                                             Jeffrey M. Soinski
                                             President, Chief Executive Officer,
                                             Director




Date: November 12, 2002                 By    /s/ Keith L. Merrell
                                            ------------------------------------
                                             Keith L. Merrell
                                             Acting Chief Financial Officer

                                 CERTIFICATIONS

CEO Certification

         I, Jeffrey M. Soinski, as Chief Executive Officer of the Company, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Specialized Health Products International, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                 /s/ Jeffrey M. Soinski
                                    --------------------------------------------
                                    Jeffrey M. Soinski
                                    President, Chief Executive Officer, Director

CFO Certification

         I, Keith L. Merrell, as acting Chief Financial Officer of the Company, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Specialized Health Products International, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                          /s/ Keith L. Merrell
                                             ----------------------------------
                                             Keith L. Merrell
                                             Acting Chief Financial Officer