Form 10KSB
period 2002-12-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2003-03-31
CIK 790228

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-KSB


                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                                December 31, 2002

                             Commission file number
                                     0-26694

                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                 93-0945003
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

 585 West 500 South, Bountiful, Utah 84010                (801) 298-3360
------------------------------------------     --------------------------------
  (Address of principal executive offices)     (Registrant's telephone number,
                                                       including area code)

         Securities registered pursuant to Section 12(g) of the Act:

     Title of each class               Name of each exchange on which registered
-----------------------------          -----------------------------------------
Common Stock, $.02 Par Value                              None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenue for its most recent fiscal year was $1,630,948

         The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of March 14, 2003 was approximately $12,532,000.

         As of March 14, 2003, the Company had 17,921,479 shares of common stock outstanding.

                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2002




                                     PART I

Item 1.     Description of Business...........................................3
Item 2.     Description of Property..........................................14
Item 3.     Legal Proceedings................................................14
Item 4.     Submission of Matters to a Vote of Security Holders..............15


                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.........16
Item 6.     Management's Discussion and Analysis or Plan of Operation........17
Item 7.     Financial Statements.............................................28
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......................................28


                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control
              Persons; Compliance With Section 16(a) of the Exchange Act.....29
Item 10.    Executive Compensation...........................................31
Item 11.    Security Ownership of Certain Beneficial Owners and Management...35
Item 12.    Certain Relationships and Related Transactions...................38
Item 13.    Exhibits and Reports on Form 8-K.................................38
Item 14.    Controls and Procedures..........................................38

                           Forward-Looking Statements

         When used in this Form 10-KSB, in our filings with the Securities and Exchange Commission ("SEC"), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements specifically include, but are not limited to, launch dates for licensed products; dates upon which we will receive royalty payments, the generation of royalty revenues from our licensees; acceptance of safety products by health care professionals; plans to rely on our joint venture partners to pursue commercialization of licensed products; expectations regarding the ability of our products to compete with the products of our competitors; acceptance of our products by the marketplace as cost-effective; factors affecting the ability of licensees to sell licensed products; sufficiency and timing of available resources to fund operations; plans regarding the raising of capital; the size of the market for safety products; plans regarding sales and marketing; strategic business initiatives; intentions regarding dividends and the launch dates of our licensed products.

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

PART I

Item 1.  Description of Business

Overview

         We design, develop, manufacture, and license cost-effective, innovative safety healthcare products that minimize the risk of accidental needle sticks, which are a leading cause of the spread of blood-borne diseases such as human immunodeficiency virus and autoimmunodeficiency syndrome ("HIV/AIDS") and hepatitis B virus ("HBV") and hepatitis C virus ("HCV"). We have 20 highly differentiated, patented safety needle technologies. These technologies apply to virtually all medical needles used today including: syringe, pre-filled syringe, IV catheter, guidewire introducer, PICC introducer, winged needle sets, blood collection, epidural, spinal, plasma aphaeresis sets, dialysis sets, Huber, biopsy, and other specialty needles.

         Our business model is to enter into licensing, original equipment manufacturing ("OEM") supply, or distribution agreements for our products, rather than engage in direct sales of products to end-users on our own. We have entered into product agreements relating to specific technologies and product lines with The Kendall Company ("Kendall"), a division of Tyco Healthcare Group LP, Bard Access Systems, Inc. ("Bard"), TAP Pharmaceutical Products Inc. ("TAP") and Merit Medical Systems, Inc. ("Merit"). We have distribution agreements in place with Cardinal Health ("Cardinal", formerly Allegiance), Medline Industries, Inc. ("Medline"), and Physician Sales and Service, Inc. ("PSS") for products marketed under our own SHPI ("SHPI" is used for Specialized Health Products International, Inc.) label. Additional discussions are ongoing with potential partners for several other product applications of our proprietary technologies.

         Our primary objective is to be the leader and innovator in disposable medical safety sharps products, with an initial focus on safety medical needles. We will seek to commercialize products providing the following features and benefits:

         o        Excellent functionality for the intended medical use;
         o Similar or enhanced clinical technique versus conventional product offerings;
         o Comparable, improved or additional ancillary patient benefits (e.g., comfort, convenience, etc.);
         o Efficient/low cost manufacturability to provide attractive margins at a reasonable price; and
         o Superior safety technology to prevent accidental exposure to blood-borne pathogens.

         In 2002 and January 2003, the first four product lines based upon our proprietary safety needle technologies were introduced into the U.S. market. These products are discussed in detail in the Our Products section below and include the following:

         o        Monoject Magellan(TM)-- safety syringe needle (Kendall)
         o LiftLoc(R) Safety Infusion Set -- safety Huber needle (Bard private label and SHPI branded)
         o Majestik(TM) Shielded Needle -- safety angiographic introducer needle (Merit)
         o        LuproLoc(TM) -- pre-filled syringe safety needle (TAP)

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

         While foreign safety needle legislation lags behind that of the U.S., certain countries, such as France, have already demonstrated an interest in increasing efforts to protect their healthcare workers in a similar manner. As these efforts continue, we expect foreign demand for medical safety needle products to expand.

Our Products

         We have 20 highly differentiated, patented safety needle technologies that are the basis for a wide range of safety needle products. These proprietary technologies are protected by 22 U.S. patents and over 90 U.S. patents and international patent applications pending. Our primary research and development, business development and marketing efforts are focused on the following product lines:

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

         Our safety syringe needle eliminates the need to perform dangerous recapping techniques with an integral safety device that covers the needle after use. This innovative product features engineering controls designed to provide a high level of safety while conforming to current user technique. It is low-cost, intuitive, and easy-to-use. The integral safety mechanism is activated by a simple press with the thumb or finger, or by pressing the device against a solid surface such as a counter or tabletop.

         A robust product line based upon this proprietary safety syringe needle technology is being manufactured and marketed by Kendall, a division of Tyco Healthcare Group LP and the second leading marketer of syringe needles. In November 1999, we entered into a Development and License Agreement (the "Kendall Agreement") with Kendall relating to the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective in March 2000. In April 2000, we received $1,464,956 under the Kendall Agreement. We received an additional $1,000,000 in November 2002 in exchange for our assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related U.S. patents and their progeny for a technology. The assignment of the patent rights to Kendall provides for our retention of an exclusive, royalty-free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for us to receive development fees and ongoing royalties, including a $500,000 advance royalty payment also received in November 2002.

         Kendall initiated its U.S. market launch of a proprietary line of safety syringe needles based upon this technology in the second calendar quarter of 2002, subsequent to receiving 510(k) clearance from the FDA in 2001. Kendall is marketing the product line under the brand name Monoject Magellan(TM). The Monoject Magellan(TM) product line includes 15 stock-keeping units ("SKUs") in a variety of needle lengths and gauges, and competes in the $260 million U.S. safety needle and syringe market.

         Safety Huber Needle Devices

         Our LiftLoc(R) Safety Infusion Set incorporates a Huber type needle into an integral safety needle device. This product is designed for use with a vascular access infusion system (used to infuse fluids, drugs, or for blood sampling) and is specifically designed to access surgically implanted, subcutaneous vascular ports on a repeated basis. Patients with implanted ports require access by Huber needles frequently over six months to a year. A major cause of accidental needlestick injuries to healthcare workers from Huber needles is due to the "rebound effect," which occurs during needle withdrawal from the implanted port. This needle presents a high risk for transmission of blood-borne pathogens, since it is hollow-bore and potentially blood-contaminated at the time of removal.

         Our LiftLoc(R) Safety Infusion Set conforms to current user technique and reduces the risk of accidental needlesticks, including rebound injuries, by locking the needle into a protective sheath as the needle is withdrawn from the port. Each LiftLoc(R) set is packaged with a unique Patient Comfort Pad(TM) accessory product. The Patient Comfort Pad(TM) is made of breathable felted foam that creates a soft uniform barrier between the Huber needle's wings and the patient's skin. Its use is optional.

         The LiftLoc(R) Safety Infusion Set product line is distributed in the hospital market by Bard Access Systems, Inc., a division of C. R. Bard, Inc., a leading multinational developer, manufacturer and marketer of healthcare products in the field of implanted ports that are accessed using Huber needles. In September 2001, we entered into a Distribution Agreement (the "Bard Agreement") with Bard whereby Bard acquired the non-exclusive right to promote, market, distribute and sell the LiftLoc(R) Safety Infusion Set, which we manufacture, to hospitals and group purchasing organizations. The Bard Agreement excludes alternate site locations, such as homecare services, nursing homes, oncology centers, infusion centers, same day surgery centers, physician offices and clinics, non-hospital pharmacies and pain clinics. Under the terms of the agreement, we sell finished product to Bard for marketing under Bard's private label. Bard is subject to minimum purchase requirements. The Bard Agreement is for a two-year period from the initial date of product launch, and automatically renews for successive one-year terms unless terminated by Bard in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

         In the third calendar quarter of 2002, we entered into distribution agreements with Allegiance Healthcare (now named Cardinal Health), Medline and PSS, leading distributors with a strong presence in the oncology, chronic hematology, and long-term intravenous nutritionals markets, for distribution of LiftLoc(R) Safety Infusion Set under the SHPI label. Under the terms of the distribution agreements, LiftLoc(R) distributors purchase product from us for resale to their end-user customers. The Allegiance agreement shall continue until 90 days after written notice of termination is received by either party. The PSS and Medline agreements are for a one-year period, and automatically renew for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

         We received 510(k) clearance from the FDA for LiftLoc(R) Safety infusion Set in 2001, and initiated the U.S. market launch of the product line under our SHPI label in September 2002. Bard initiated its U.S. market launch of LiftLoc(R) Safety Infusion Set under the Bard label in December 2002. The LiftLoc(R) Safety Infusion Set product line includes 19 SKUs in a variety of needle lengths and gauges. It competes in the $46 million U.S. Huber needle market.

         Pre-filled Syringe Safety Needle Device

         Pre-filled syringes are a significant drug delivery modality, with a strong need for an effective, cost-efficient safety needle solution. A wide range of drugs, from high volume vaccines to many of today's newer drugs, are delivered via pre-filled syringes. Typically, the pre-filled syringe is made of glass to ensure appropriate shelf life and inertness to the drug. Pre-filled syringes are used to deliver drugs in a variety of forms, including liquids, gels, lyophilized (freeze-dried) drugs, or a combination of liquid and dry in a multiple chamber syringe.

         We have developed a proprietary safety needle device that is adaptable to a wide variety of pre-filled syringes. This device provides intuitive, one-handed activation. Additionally, the device is designed for easy integration into pharmaceutical manufacturing. Our device can be applied to the pre-filled syringe after filling and before final packaging. This minimizes capital investment and speeds integration.

         In July 2002, we entered into a Development and License Agreement (the "TAP Agreement") with TAP Pharmaceutical Products Inc. (a joint venture between Abbott Laboratories and Takeda Chemical Industries, Ltd.), whereby TAP acquired the right to attach our proprietary safety needle device to their pre-filled syringes. The TAP Agreement has an effective date of January 1, 2002. Under the TAP Agreement, we have and will receive reimbursement for research and development expenses, payments related to the achievement of certain development and regulatory milestones, and on-going royalty payments based upon the number of pre-filled syringes manufactured with our proprietary safety needle device. The TAP Agreement is for a minimum period of three years.

         TAP is attaching our proprietary safety needle device to pre-filled syringes of Lupron Depot(R) (leuprolide acetate for depot suspension), the first pharmaceutical product available with our pre-filled syringe safety needle device and the first product in its class to offer an integral safety needle device on pre-filled syringes. TAP has branded this integral safety needle device LuproLoc(TM). TAP initiated the U.S. market launch of Lupron Depot(R) with LuproLoc(TM) in January 2003, after receiving FDA approval as the result of filings with both the FDA's Center for Drug Evaluation and Research ("CDER") and its Center for Devices and Radiological Health ("CDRH"). Pharmaceutical products sold in pre-filled syringes represent a multi-billion dollar worldwide market. The total U.S. market for pre-filled syringe needles is estimated to be in excess of $100 million annually.

         Safety Blood Collection (Phlebotomy) Devices

         The present method for drawing large amounts of blood from patients for blood tests involves insertion of a needle, which is attached to a barrel, into a blood vessel. Blood is then obtained by way of vacuum pressure, most often into a small evacuated tube-like container inserted into the barrel. After blood is drawn, the needle is manually removed from the patient. While the healthcare worker continues attending to the patient, the collection tube, barrel and needle are often placed on a tray, table or otherwise set aside. Afterward, the needle is usually unscrewed from the barrel and discarded into a sharps container, while the barrel is often used again with another patient (increasing the risk of cross contamination).

         We have developed a family of safety blood collection products that combine a unique, one-piece injection molded barrel with an integral safety needle device. Since the blood collection barrel is integral to the needle assembly, our safety phlebotomy device ensures that a new barrel is used for each patient. Our product offers easy, one-handed activation and has been highly rated in market acceptance studies.

         Our safety blood collection product line will be manufactured and marketed by Kendall, a business unit of Tyco Healthcare. In April 2002, we entered into a Second Development and License Agreement with Kendall (the "2nd Kendall Agreement") relating to blood collection needles and blood collection needle/holder combinations. Under the terms of the agreement, we will receive reimbursement for research and development expenses, payments related to the achievement of certain regulatory and sales milestones, and on-going royalty payments on all product sales.

         The FDA has already granted 510(k) clearance for marketing this proprietary safety blood collection device. It will compete in the $130 million U.S. blood collection needle market.

         Safety Angiographic Needles

         Angiographic needles are used to provide vascular access for the introduction of guidewires or other devices during diagnostic or therapeutic procedures, primarily in the fields of cardiology and radiology. Approximately 10 million angiography procedures are performed each year worldwide.

         We have entered into a License Agreement (the "Merit Agreement") with Merit Medical Systems, Inc. relating to the manufacture and marketing of safety needle devices for angiographic guidewire introducers. Merit is a leading manufacturer and marketer of proprietary disposable products used in cardiology and radiology procedures. We received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably by us over the estimated five-year life of the Merit Agreement. Under the terms of the Merit Agreement, we will receive ongoing royalties on net product sales and began receiving minimum royalty payments in 2002.

         Merit initiated its U.S. market launch of a safety angiographic needle based upon our proprietary safety needle technology in November 2002. Merit designed and developed the product, and is marketing it under the Majestik(TM) Shielded Needle brand name. The Majestik(TM) Shielded Needle is intuitive and easy-to-use. After using the introducer needle, the clinician simply presses a button to mechanically extend a safety shield over the needle. After the safety device is locked around the needle, the entire unit is then discarded into an approved sharps container. The Majestik(TM) Shielded Needle competes in the estimated $17 million U.S. introducer needle market.

         Safety Long Specialty Needles

         We have a significant program underway for developing safety long specialty needles based upon our SecureLoc(TM) technology. These needles are used across a wide range of medical disciplines, including anesthesiology, oncology, radiology, urology, and cardiology. Initial markets of interest include epidural, spinal, introducer needles, soft tissue and bone biopsy, and others. Together long specialty needles represent a combined market opportunity in excess of $200 million annually in the U.S.

         Due to their length, these specialty needles present unique challenges for developing an effective safety system that does not interfere with clinical technique. We have developed and filed patents for SecureLoc(TM), an innovative safety needle technology that we believe effectively addresses these problems. SecureLoc(TM) can be efficiently manufactured and installed onto existing long specialty needles. We are currently engaged in active discussions with potential corporate partners for several specialty long needle product applications of the SecureLoc(TM) technology.

         Safety Catheter Introducers

         Catheter introducers are devices that insert catheters into veins or other areas of the body using a catheter insertion needle to allow blood or other fluids to be removed from or delivered into the patient's body. Peripheral IV catheter use has problems similar to those faced in drawing blood. Inserting a catheter involves a percutaneous (i.e., through the skin) needlestick followed by threading the catheter over the needle into a patient's vein or artery. This method can be unsafe in two respects. First, when the needle is pulled out of the catheter, there is often a discharge of blood that could contaminate the healthcare worker. Second, inadvertent needlesticks can occur when the needle is withdrawn from the catheter, because, in some instances, the needle is temporarily left exposed while the healthcare worker tends to the patient.

         We have developed proprietary safety needle products for catheter insertion, which provide passive needle protection in an intuitive design that is integral to the catheter introducer. These products are also based upon our SecureLoc(TM) technology. Clinicians would be able to use our passive safety catheter introducers without modification to their current technique and still have effective protection. Our device also minimizes the issue of blood splatter or loss of control as is the case with some of the existing technologies. This device will compete in the $255 million U.S. IV catheter market. We are currently engaged in active licensing discussions on this product line.

Industry

         Market

         Healthcare is one of the largest industries in the world and grows larger each year. Healthcare worker safety is and will remain a high priority, high profile issue. Healthcare workers in the U.S. use about 6 billion needles and suffer an estimated 800,000 injuries from accidental needlesticks and other sharps annually. Diseases that can be acquired from such accidents include HIV/AIDS, HBV, HCV, diphtheria, gonorrhea, typhus, herpes simplex virus, malaria, syphilis and tuberculosis. Recent federal and state legislation in conjunction with increased awareness of these statistics is projected to spur significant growth in the safety needle and syringe market, as sales are converted from the traditional disposable needle and syringe market. The current U.S. market for disposable medical needles is well in excess of $1 billion and growing.

         User efficiency and cost effective solutions are being sought with increasing demand. Our products target this market segment. Non-safety products today compete primarily on price. Although our strategy includes being priced competitively with other safety devices, we also seek to compete on the basis of healthcare worker safety, ease of use, reduced cost of disposal, patient comfort, and compliance with Occupational Safety and Health Administration ("OSHA") regulations. We believe that when all indirect costs (needle disposal, testing, labor savings and costs, treatment and workers compensation expense) are considered, our products will compete effectively both with "traditional" products and with the safety products of our competitors.

         Accidental Needlestick Injuries

         Needles for hypodermic syringes, phlebotomy sets, intravenous catheters, safety steel needles and specialty medical needles are necessary to inject drugs and other fluids into the body and for drawing blood and other fluids from the body. Hypodermic needles are used for the injection of drugs. Phlebotomy sets are used for the drawing of blood. Catheters, butterfly needles and specialty needles are used for access to patient vessels. There is an increasing awareness of the potential danger of infections and illnesses to healthcare workers that result from accidental needlesticks and of the need for safer needle devices to reduce the number of such accidents.

         It is estimated that at least 1,000 healthcare workers annually contract serious infections from accidental needlestick and sharps injuries in the U.S. Estimates also suggest that safety needle devices may prevent more than 80% of all needlestick injuries. Testing and treatment of needlestick injuries costs the U.S. healthcare system between $750 million and $1 billion each year.

The average cost of treating a needlestick injury not resulting in the transmission of a disease is between $450 and $800 per incident, which only considers the direct costs associated with HBV, HCV and HIV screens and employee health time. According to the American Hospital Association, a single case of serious blood-borne pathogen infection can cost more than $1 million in expenses for follow-up testing, lost work time and disability payments. Even if no infection occurs as a result of the injury, the average cost of treating a high-risk exposure is estimated to be about $3,000 per needlestick. According to the CDC, the 1998 infection rate following a single needlestick injury with a contaminated needle or other sharp was between 6% and 30% for HBV, 0.5% and 2% for HCV, and about 0.3% for HIV. 85% of the healthcare workers infected with HCV become chronic carriers of the virus. Treatment of HCV is very expensive, averaging $1,700 per month. Treatment for HIV is also expensive, with costs averaging up to $6,000 per month. Accidental needlesticks are the cause of 86% of all occupationally acquired cases of HIV/AIDS.

         While we expect recent government regulations to dramatically increase conversions to safety products in the future, the greatest obstacle to conversion may be adequate supply and availability of well-designed and cost-efficient safety products. We believe that pressure is increasing from the government and private sectors for the healthcare industry to develop medical devices that will provide a safer working environment for healthcare and related workers and patients. Our products are intended to address the demand for medical devices that reduce the risk of accidental exposure to blood-borne diseases.

         Legislative Response

         National safety regulations have highlighted the demand for safety medical devices. The Needlestick Safety and Prevention Act was signed into federal law in November 2000, and became effective in April 2001. Twenty-six U.S. states have passed safety legislation requiring the use of safety needle products. OSHA also issued a national directive in November 1999 requiring use of safety medical devices, then revised the order in November of 2000 to comply with the Needlestick Safety and Prevention Act. This order requires healthcare employers to review new safety products and mandates their use by employees. Various government agencies now monitor hospitals and clinics for compliance. We believe these developments will positively affect our ability to commercialize our products.

Our Strategy

         Our primary objective is to be the leader and innovator in disposable medical safety sharps products, with an initial focus on safety medical needles. We are seeking to accomplish this objective by capturing significant market share of targeted product segments, broadening existing product lines, developing new products and seeking additional market opportunities.

         Our business model is to enter into licensing, OEM supply, or distribution agreements for our products, rather than engage in direct sales of products to end-users on our own. OEM supply or distribution arrangements are our preferred business relationship for targeted specialty products. Out-licensing agreements are pursued for high volume product opportunities where efficient and low cost manufacturing is unfeasible at a contract manufacturer, or when a large capital investment is required to scale-up manufacturing.

Marketing and Sales

         Because we focus on the design, development, manufacture, OEM supply and license of cost-effective, innovative safety healthcare products, we are not engaged in the sale of our products directly to end-users. For our licensed products, our current marketing efforts primarily focus upon identifying market leaders in the pharmaceutical and medical device industries who are highly qualified to sell and distribute our products after manufacture, incorporate our safety applications in their existing products, or some combination of the foregoing.

         For products that we supply on an OEM private label basis or market under our own SHPI label, such as LiftLoc(R) Safety Infusion Set, we provide significant sales and marketing support to our corporate partners and qualified distributors. This support includes development and supply of marketing materials, active lead generation through participation in trade shows, outbound telemarketing and sales presentations, in-service participation and customer service support. We significantly expanded our sales and marketing capabilities in 2002, by hiring a highly experienced Vice President of Sales & Marketing and establishing full-time customer service support. In addition, we have put in place four geographically dispersed Regional Sales Managers to train our distributors' representatives and guide and support their efforts in the field.

Manufacturing and Facilities

         Products being developed under OEM supply or distribution agreements are manufactured under our authority and supervision by a qualified contract manufacturer. In 2002, we began producing our LiftLoc(R) Safety Infusion Set and Patient Comfort Pad(TM) at an ISO 9002 qualified contract manufacturer. Products subject to licensing agreements are manufactured by our corporate partners. The materials used to produce our products are generally widely available. We do not anticipate difficulty in obtaining such materials.

         Our facilities include 15,574 square feet of leased space. Our primary use of the space is for offices. However, our facility also includes designated laboratory space for the development and testing of product prototypes, and a dedicated machine shop to support our product development activities. In 2002, we established a controlled warehouse, customer service and pick, pack and ship operation at our facility to support sales of LiftLoc(R) Safety Infusion Set.

Patents and Proprietary Rights

         Our policy is to seek patent protection for all developments, inventions and improvements that are patentable and which have potential value to us and to protect as trade secrets other confidential and proprietary information. We intend to vigorously defend our intellectual property rights to the extent our resources permit.

         We have 22 U.S. patents relating to our safety medical needle technologies. We have over 90 U.S. and international patents and patent applications pending. The patents referred to above first begin to expire in 2013. We filed 10 U.S. utility patent applications during 2002.

         Our future success may depend upon the strength of our intellectual property. We believe that our patents and patent applications are or will be valid and enforceable. There is no assurance, however, that if such patents are challenged this belief will prove correct. In addition, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures, which differ from those in the U.S. Patent protection in such countries may be different from patent protection provided by U.S. laws and may not be as favorable to us.

         We are not aware of any patent infringement claims against us directly. In December 2002, Becton, Dickinson and Company ("BD") filed a lawsuit against Tyco Healthcare Group LP ("Tyco Healthcare"), asserting that the Monoject Magellan(TM) safety products infringe upon a BD patent. See Item 3. "Legal Proceedings." Litigation to enforce patents, to protect proprietary information, or to defend us against alleged infringement of the rights of others may occur. Such litigation would be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations and financial condition.

Research and Development

         We have devoted a substantial portion of our efforts to designing and developing healthcare products. To date, research and development expenditures have resulted in our ownership of, or right to, in excess of 100 patents and patent applications worldwide and the creation of 20 highly differentiated, patented safety needle technologies. These technologies apply to virtually all medical needles used today including: syringe, pre-filled syringe, IV catheter, guidewire introducer, PICC introducer, winged needle sets, blood collection, epidural, spinal, plasma aphaeresis sets, dialysis sets, Huber, biopsy, and other specialty needles. We spent $2,468,347 in 2002 and $1,815,082 in 2001on research and development activities. Customer sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques for which we earned revenues were $636,425 in 2002 and $202,615 in 2001. We plan to continue research and development on our current products under development and new products. There is no assurance that our ongoing research and development activities will prove effective.

Government Regulation

         Product Approvals

         We are regulated by the FDA, pursuant to various statutes, including the (Federal Food, Drug and Cosmetic Act) ("FD&C") Act, as amended and supplemented by the Medical Device Amendments of 1976 (the "1976 Amendments") and the Safe Medical Devices Act of 1990. Although our focus in the past has been on the design and development of devices, we anticipate that as we engage in more OEM manufacturing, we will become increasingly active in pursuing regulatory approvals. We have submitted and received FDA clearance for our LiftLoc(R) Safety Infusion Set. In addition, our strategic partners have received FDA clearances for Monoject Magellan(TM) Safety Syringe Needle, Safety Blood Collection Device, LuproLoc(TM) Pre-filled Syringe Safety Needle, and Majestik(TM) Shielded Angiographic Needle. We plan to submit an additional 510(k) application for one or more safety needle devices based upon the SecureLoc(TM) technology during 2003.

         Pursuant to the 1976 Amendments, the FDA classifies medical devices intended for use with humans into three classes, Class I, Class II and Class
III. The controls applied to the different classifications are those the FDA believes are necessary to provide reasonable assurance that a device is safe and effective. Many Class I devices have been exempted from pre-market notification requirements by the FDA. These products can be adequately regulated by the same types of controls the FDA has used on devices since the passage of the FD&C Act in 1938. These "general controls" include provisions related to labeling, producer registration, defect notification, records and reports and good manufacturing practices ("GMP"). The GMP regulation has been recently replaced by a more comprehensive Quality System Regulation ("QSR"). QSRs include implementation of quality assurance programs, formalized product development procedures, written manufacturing specifications and processing procedures, written distribution procedures and record keeping requirements. Class II devices are products for which the general controls of Class I devices are deemed not sufficient to assure the safety and effectiveness of the device and thus require special controls. Special controls for Class II devices include performance standards, post-market surveillance, patient registries and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. None of our currently proposed products are believed to be to be Class III products. The FDA has further established three tiers or levels of scientific review - Tier 1, Tier 2, and Tier 3 within each class. Submissions for Tier 1 devices receive limited review while submissions for Tier 2 and 3 devices receive more comprehensive reviews.

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

         Although the 510(k) Notification clearance process is ordinarily simpler and faster than the pre-market approval application process, there can be no assurance that we will obtain 510(k) Notification clearance to market our products, that our products will be classified as set forth above, or that, in order to obtain 510(k) Notification clearance, we will not be required to submit additional data or meet additional FDA requirements which could substantially delay sales and add to our expenses. Moreover, any 510(k) Notification clearance, if obtained, may be subject to conditions on the marketing or manufacturing of the related products, which could impede our ability to market or manufacture such products.

         In addition to the requirements described above, the FD&C Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices that they distribute commercially. The FD&C Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with QSRs. QSRs require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing, and quality control. The FDA's Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA further requires that certain medical devices not cleared with the FDA for marketing in the U.S. meet specific requirements before they are exported. We are registered as a manufacturer with the FDA.

         The FDA inspects medical device manufacturers and distributors, and has broad authority to order recalls of medical devices, to seize non-complying medical devices, to enjoin and/or impose civil penalties on manufacturers and distributors marketing non-complying medical devices, and to criminally prosecute violators. Noncompliance with FDA regulations could have a material adverse effect on our company.

         In addition to the laws and regulations described above, we are subject to government regulations applicable to all businesses, including, among others, regulations related to occupational health and safety, workers' benefits and environmental protection.

         Safety Product Mandates

         Safety regulations and legislation have also increased the demand for and exposure of safety medical devices. The Needlestick Safety and Prevention Act became effective in April 2001 and orders specific revisions to OSHA's blood-borne pathogens standard. This legislation requires healthcare employers to review new safety products and mandates their use by employees. The revised standard directs all healthcare facilities and employers to select safety needle devices as they become available.

          Twenty-six U.S. states have passed safety legislation requiring use of safety needle products. OSHA also issued a national directive in November 1999 requiring use of safety medical devices. In November 2000, the CDC and OSHA issued safety alerts urging healthcare workers to use safety devices having engineered controls.

         Foreign Regulation

         Distribution and sales of our products in countries other than the U.S. is subject to regulations in those countries. In December of 2002, SHPI received a medical device license and approval to sell our LiftLoc(R) Safety Infusion Set in Canada. There can be no assurance that we will be able to obtain the approvals necessary to market our products in other countries outside the U.S.

Competition

         The healthcare products market is highly competitive. Many of our competitors have longer operating histories, are substantially larger and are better financed and better situated in the market than we are. Our major competitors are identified below.

         The leading suppliers of syringe needles and syringes with needles are Becton, Dickinson and Company and Kendall. Terumo Medical Corporation ("Terumo") holds a minor U.S. market share. B. Braun Medical is a leader in Europe and Asia, while Terumo is a leader in Japan and the Pacific Rim. In addition to the major companies mentioned above, other developers of safety medical needles include Med-Design Corporation, ICU Medical, Inc., Now Medical Technologies, Retractable Technologies, Inc., Medi-Hut Co., Inc., Medisys Technologies, Inc., and Portex, Inc.

         Competitive suppliers of safety Huber needle products with an integral safety feature or mechanism include Now Medical, Horizon Medical Products, Inc., Churchill Medical Ltd., and Portex, Inc. We also anticipate that B. Braun will soon enter the U.S. market with a competitive safety Huber needle product. We believe our LiftLoc(R) Safety Infusion Set provides significant advantages versus competitive safety Huber needle products on the market.

         Leading suppliers in the blood collection (phlebotomy) needle market are BD, Kendall and Terumo.

         The specialty needle market includes a wide variety of needles including Huber, spinal, epidural, biopsy, dental, dialysis, plasma aphaeresis, blood donor collection sets, guidewire introducer, PICC introducer, Veress and opthalmic needles. Numerous companies compete within the various markets associated with each of these needles. These companies include Cardinal Health, Arrow, Bard, B. Braun Medical, Kendall, Cook, Inc., BD, Horizon Medical Products, Boston Scientific, Guidant, ICU Medical, Inc., Merit, Medtronic, Manan Medical Products, Hart Enterprises, Baxter International, Inc., Johnson & Johnson, Medamicus, Needle Tech, Terumo, Daum, U.S. Biopsy, Ballard and Abbott Laboratories.

         The leading suppliers in the IV catheter market are BD and Johnson & Johnson. Other suppliers of IV catheters with minor positions in this market include B. Braun Medical and Terumo.

         Conventional needle products have competed primarily on the basis of price. However, we believe the safety needle market offers substantial opportunities for premium priced products. We expect to compete on the basis of healthcare worker safety, ease of use, patient comfort, added product features and compliance with state, federal and OSHA regulations. We believe our products will perform well based on product design features and provide attractive margins for our partners and us at a reasonable cost to the end user.

Company Background

         Specialized Health Products, Inc. ("SHP"), a Utah corporation, was incorporated in November 1993. On July 28, 1995, SHP became a wholly owned subsidiary of SHPI, a Delaware corporation, through a merger with a subsidiary of SHPI (the "Acquisition"). On that date SHP changed its name to "Specialized Health Products International, Inc ("SHPI")." The persons serving as officers and directors of SHP immediately prior to the consummation of the Acquisition were elected to the same offices with SHPI and retained their positions as directors and officers of SHP. In addition, the outstanding securities of SHP became outstanding securities of SHPI.

         We restructured our management team and board of directors in November 2001 following a private placement of preferred stock to Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P. (collectively, "Galen Partners") and other accredited investors. In conjunction with the investment, we recruited a new president and CEO and appointed five new members to our board of directors. Our leadership team is highly experienced in both the healthcare and medical safety product sectors. See Item 9 "Directors, Executive Officers, Promoters and Control Persons."

Seasonality of Business

         Sales of our products are not subject to seasonal variations.

Backlog

         There is no backlog of unfilled orders of our products.

Employees

         As of March 14, 2003, we employed 27 people, 14 of which are engineers. All but four of our employees are actively engaged in our research, product development, or sales and marketing efforts. We have four Regional Sales Managers reporting to our Vice President, Sales & Marketing, and employ a full-time customer service representative to provide product support and ordering assistance.

         Our employees are not represented by any labor union, and we believe our relations with employees are good.

Item 2.  Description of Property

         Our principal offices are located at 585 West 500 South, Bountiful, Utah, under the terms of a lease with an unaffiliated lessor, which expires on May 31, 2006, subject to our right to extend the lease term for an additional three years. The offices and laboratories comprise 15,574 square feet of space. We believe that our current office space will be adequate to meet the needs of current and expected growth for the foreseeable future. We may, however, require additional warehousing or manufacturing facilities in the future depending upon the volume of products sold and the manufacturing arrangements we develop.

Item 3.  Legal Proceedings

         In December 2002, BD filed a lawsuit against Tyco Healthcare in the United States Court of the District of Delaware, asserting that Tyco Healthcare's Monoject Magellan(TM) safety products infringe upon BD's U.S. Patent No. 5,348,544 (`544 Patent), titled "Single-Handedly Actuable Safety Shield for Needles." BD is seeking injunctive relief as well as damages, including attorneys' fees and costs, in an unspecified amount. Tyco Healthcare responded in court filings that the Monoject Magellan(TM) safety products do not infringe the `544 Patent. Moreover, Tyco Healthcare asserted in court filings that the `544 patent is invalid and unenforceable.

         Under a Development and License Agreement executed between Tyco Healthcare and us related to the Monoject Magellan(TM) safety products, Tyco Healthcare has the right to withhold up to fifty percent (50%) of royalties due as an offset against litigation expenses related to charges of infringement by a third party for the manufacture, use or sale of licensed product. This right continues during the period in which such litigation is pending. If, as a result of judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due us on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to us.

Item 4.  Submission of Matters to a Vote of Security Holders

         None




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Dividend Policy

         The holders of our Series A Preferred Stock are entitled to receive dividends at the rate of eight percent per share per annum, payable semi-annually, when, if and as declared by the board of directors, out of any assets legally available therefore. The right to dividends on the Series A Preferred Stock is not cumulative, and the holders of Series A Preferred Stock have no right to any accrued or future dividend payment by reason of the fact that dividends on such shares are not declared or paid in any prior year.

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

Share Price History

         Our common stock is traded in the over-the-counter market in what is commonly referred to as the "Electronic" or "OTC Bulletin Board" or the "OTCBB" under the trading symbol "SHPI." The following table sets forth the high and low bid information of our common stock for the periods indicated. The price information contained in the table was obtained from America Online ("AOL") and its information suppliers. Note that the over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and that the quotations may not necessarily represent actual transactions in the common stock.

         Quarter Ended                                High              Low
         -------------                                ----              ---
         2001
         ----
         March 31..............................        $1.18            $0.81
         June 30...............................        $0.95            $0.31
         September 30..........................        $0.83            $0.62
         December 31...........................        $1.90            $0.70

         2002
         ----
         March 31..............................        $1.73            $1.25
         June 30...............................        $1.43            $1.05
         September 30..........................        $1.05            $0.60
         December 31...........................        $1.03            $0.65


Holders of Record

         At March 14, 2003, there were approximately 320 holders of record of our common stock. The number of holders of record was calculated by reference to our stock transfer agent's books.

Issuance of Securities

         The Series A Preferred Stock Purchase Agreement (the "Series A Agreement") entered into in November 2001 provided that the investors had the right, but not the obligation to acquire additional shares of Series A Preferred Stock at $.458 per share ($5,000,000 total) during the 12 months following the initial closing date of November 7, 2001. In September 2002, Galen Partners exercised their option to purchase the additional shares to which they held rights. Under the terms of the Series A Agreement, the options to purchase held by the remaining qualified investors would expire in thirty days if not exercised. All of those holding options to purchase exercised some or all of their rights, purchasing an additional 10,944,339 shares of Series A Preferred stock. We realized net proceeds of $5,002,957 from the transaction. A non-cash beneficial conversion charge of $3,281,564 was recognized related to this transaction. This amount has been treated as a preferred stock dividend in the 2002 financial statements.

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

Overview

         We design, develop, manufacture, and license cost-effective, innovative safety healthcare products that minimize the risk of accidental needle sticks, which are a leading cause of the spread of blood-borne diseases such as human immunodeficiency virus and autoimmunodeficiency syndrome ("HIV/AIDS") and hepatitis B virus ("HBV") and hepatitis C virus ("HCV"). We have 20 highly differentiated, patented safety needle technologies. These technologies apply to virtually all medical needles used today including: syringe, pre-filled syringe, IV catheter, guidewire introducer, PICC introducer, winged needle sets, blood collection, epidural, spinal, plasma aphaeresis sets, dialysis sets, Huber, biopsy, and other specialty needles.

Financial Position

         We had $5,507,580 in cash as of December 31, 2002, an increase of $2,136,173 from December 31, 2001. Working capital as of December 31, 2002 was $4,719,110 as compared to $2,317,175 at December 31, 2001. These increases were primarily due to the $5 million investment by Galen Partners and other accredited investors in September and November 2002.

Product Agreements

         In November 1999, we entered into a Development and License Agreement (the "Kendall Agreement") with Kendall relating to the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective in March 2000. In April 2000, we received $1,464,956 under the Kendall Agreement. We received an additional $1,000,000 in November 2002 in exchange for our assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related U.S. patents and their progeny for a technology. Both of these payments are being recognized ratably over the life of the Kendall Agreement. The assignment of the patent rights to Kendall provides for our retention of an exclusive, royalty-free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for us to receive development fees and ongoing royalties, including a $500,000 advance royalty payment also received in November 2002. Kendall initiated its U.S. market launch of a proprietary line of safety syringe needles based upon this technology in the second calendar quarter of 2002. Kendall is marketing the product line under the brand name Monoject Magellan(TM). The Monoject Magellan(TM) product line includes 15 stock-keeping units ("SKUs") in a variety of needle lengths and gauges, and competes in the $260 million U.S. safety needle and syringe market.

         In January 2001, we entered into a License Agreement (the "Merit Agreement") with Merit Medical Systems, Inc. relating to the manufacture and marketing of safety needle devices for angiographic guidewire introducers. Merit is a leading manufacturer and marketer of proprietary disposable products used in cardiology and radiology procedures. We received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably by us over the estimated five-year life of the Merit Agreement. Under the terms of the Merit Agreement, we will receive ongoing royalties on net product sales and began receiving minimum royalty payments in 2002. Merit initiated its U.S. market launch of a safety angiographic needle based upon our proprietary safety needle technology in November 2002. Merit is marketing this product under the Majestik(TM) Shielded Needle brand name. It competes in the estimated $17 million U.S. introducer needle market.

         In September 2001, we entered into a Distribution Agreement (the "Bard Agreement") with Bard whereby Bard acquired the non-exclusive right to promote, market, distribute and sell the LiftLoc(R) Safety Infusion Set, which we manufacture, to hospitals and group purchasing organizations. The Bard Agreement excludes alternate site locations, such as homecare services, nursing homes, oncology centers, infusion centers, same day surgery centers, physician offices and clinics, non-hospital pharmacies and pain clinics. Under the terms of the agreement, we sell finished product to Bard for marketing under Bard's private label. Bard is subject to minimum purchase requirements. The Bard Agreement is for a two-year period from the initial date of product launch, and automatically renews for successive one-year terms unless terminated by Bard in writing not less than 180 days prior to the expiration of the initial term or any renewal term. Bard initiated its U.S market launch of LiftLoc(R) Safety Infusion Set under the Bard label in December 2002. The LiftLoc(R) Safety Infusion Set product line includes 19 SKUs in a variety of needle lengths and gauges. It competes in the $46 million U.S. Huber needle market.

         In July 2002, we entered into a Development and License Agreement (the "TAP Agreement") with TAP Pharmaceutical Products Inc. (a joint venture between Abbott Laboratories and Takeda Chemical Industries, Ltd.), whereby TAP acquired the right to attach our proprietary safety needle device to their pre-filled syringes. The TAP Agreement has an effective date of January 1, 2002. Under the TAP Agreement, we have and will receive reimbursement for research and development expenses, payments related to the achievement of certain development and regulatory milestones, and on-going royalty payments based upon the number of pre-filled syringes manufactured with our proprietary safety needle device. The TAP Agreement is for a minimum period of three years. TAP is attaching our proprietary safety needle device to pre-filled syringes of Lupron Depot(R) (leuprolide acetate for depot suspension), the first pharmaceutical product available with our pre-filled syringe safety needle device and the first product in its class to offer an integral safety needle device on pre-filled syringes. TAP has branded this integral safety needle device LuproLoc(TM). TAP initiated the U.S. market launch of Lupron Depot(R) with LuproLoc(TM) in January 2003.

         In April 2002, the Company entered into a Second Development and License Agreement with Kendall (the "2nd Kendall Agreement") relating to blood collection needles and blood collection needle/holder combinations. Under the terms of the agreement, SHPI will receive reimbursement for research and development expenses, payments related to the achievement of certain regulatory and sales milestones, and on-going royalty payments on all product sales. The FDA has already granted 510(k) clearance for marketing this proprietary safety blood collection device. It will compete in the $130 million U.S. blood collection needle market.

         In July 2002, we entered into a Distribution Agreement (the "PSS Agreement") with Physician Sales and Service, Inc. ("PSS") whereby PSS acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, PSS purchases SHPI branded product from us for resale to their end-user customers. The PSS Agreement is for a one-year period, which automatically renews for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

         In August 2002, we entered into a Distribution Agreement (the "Medline Agreement") with Medline Industries, Inc. whereby Medline acquired the non-exclusive right to distribute and sell the LiftLoc(R) Safety Infusion Set.

Under the terms of the agreement, Medline purchases SHPI branded product from us for resale to their end-user customers. The Medline Agreement is for a one-year period, which automatically renews for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

         In August 2002, the Company entered into a Distribution Agreement (the "Allegiance Agreement") with Allegiance Healthcare Corporation, now named Cardinal Health, whereby Allegiance acquired the non-exclusive right to distribute and sell the LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, Allegiance purchases SHPI branded product from us for resale to their end-user customers. The Allegiance Agreement shall continue until 90 days after written notice of termination is received by either party.

         In connection with these product agreements, all product introductions are scheduled and controlled by our distribution and license partners. There is no assurance that products will be launched as anticipated, that effective sales and marketing efforts will be maintained, or that we will realize future revenues in excess of any minimum purchase/royalty commitment from these agreements.

         We plan to focus our research and development activities on the further development of additional products based upon our intellectual property portfolio and unique safety needle technologies. We plan to focus our business development efforts on continuing discussions and negotiations with third parties to generate revenues through additional OEM manufacturing, distribution and product licensing relationships.

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

         We have received upfront fees totaling $2,500,000 from Tyco Healthcare and $100,000 from Merit. These upfront payments are being recognized ratably over the life of the respective agreements.

         Product revenues are recognized upon the shipment of the product.

         Royalty revenue is recognized when the related products are sold or upon our fulfillment of any future obligation under the related agreements. Revenue from development agreements is recognized as the services are performed in accordance with the stated terms of the agreements.

         Long-Lived Assets

         We review long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. We evaluate, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. As of December 31, 2002, management did not consider any of our long-lived assets to be impaired.

Years Ended December 31, 2002 and 2001

         During the year ended December 31, 2002, we had total operating revenue of $1,630,948, compared with total operating revenue of $520,074 for the year ended December 31, 2001. During 2002, we recognized $636,425 in development fee revenue, $506,900 in technology and licensing fee revenue, $225,804 from product sales and $261,819 in royalty revenue. Cost of goods sold combined with costs incurred to generate development fee revenue in 2002 was $295,921. During 2001, we recognized $202,615 in development fee revenue and $317,459 in technology and licensing fee revenue. Costs incurred to generate development fee revenue in 2001 were $206,974. We will look to our product agreements, sales of our own branded products through distributors, and additional development and strategic arrangements for future revenue growth.

         Research and development ("R&D") expenses in 2002 were $2,468,347 compared to $1,815,082 in 2001. The increase was primarily due to costs incurred in bringing the LiftLoc(R) Safety Infusion Set product line to market and hiring additional R&D personnel.

         Sales and marketing ("S&M") expenses in 2002 were $437,256 compared to $342,803 in 2001. A significant amount of the increase results from sales and marketing expenses related to the market introduction of LiftLoc(R) Safety Infusion Set, including hiring a Vice President, Sales & Marketing, and establishing an internal customer service department.

         General and administrative ("G&A") expenses in 2002 were $1,079,927 compared to $1,766,423 in 2001, a reduction of $686,496. G&A expenses in 2001 included $316,974 in one-time severance expenses related to contractual obligations to the former CEO. A concerted effort continues to minimize G&A expenses as a percentage of our total operating expenses.

         Total operating expenses in 2002 were $3,985,530 compared to $3,924,308 in 2001, relatively flat on a year-to-year basis.

         Other income (expense) was $36,112 in 2002 compared to ($64,714) in 2001. The change was primarily due to $4,897 in interest expenses and finance charges paid in 2002 compared to $79,040 in 2001. The decrease was due to the retirement of bridge loan financing entered into in 2001 prior to the capitalization concluded with Galen Partners and other accredited investors in November 2001.

         Our net loss (not including preferred stock dividends) in 2002 was $2,614,391, compared to $3,675,922 in 2001. The primary factor contributing to the reduced loss in 2002 was our ability to generate a significant increase in revenue, while holding total operating expenses at the prior year level.

         The Series A Preferred Stock Purchase Agreement (the "Series A Agreement") entered into in November 2001 provided that the investors had the right, but not the obligation to acquire additional shares of Series A Preferred Stock at $.458 per share ($5,000,000 total) during the 12 months following the initial closing date of November 7, 2001. In September 2002, Galen Partners exercised their option to purchase the additional shares to which they held rights. Under the terms of the Series A Agreement, the options to purchase held by the remaining qualified investors would expire in thirty days if not exercised. All of those holding options to purchase exercised some or all of their rights, purchasing an additional 10,944,339 shares of Series A Preferred stock. We realized net proceeds of $5,002,957 from the transaction. A non-cash beneficial conversion charge of $3,281,564 was recognized related to this transaction. This amount has been treated as a preferred stock dividend in the 2002 financial statements.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities, the sale of technology and patents, advanced royalties, development fees, technology and license fees and proceeds from the exercise of common stock rights. We used net cash for operating activities of $2,568,832 during 2002, compared to net cash used of $2,889,601 for 2001. In addition, during 2002, $279,952 was used for the purchases of capital property and equipment, compared to $53,112 during 2001. Net cash provided from financing activities in 2002 was $5,002,957, all coming from the placement of preferred stock. In 2001, net cash of $6,303,525 was provided through the sale of both preferred and common stock. As of December 31, 2002, our working capital was $4,719,110 and our current liabilities were $1,718,310.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new safety needle products and the level of sales of our current products. As of December 31, 2002, we had accounts payable and accrued liabilities totaling $515,972. We also had current deferred revenue of $1,202,338, which will not require the use of cash. At December 31, 2002, we had cash of $2,007,580, with an additional $3,500,000 invested in certificates of deposit. This cash, along with cash generated from the sale of products, development fees and royalties, is expected to provide sufficient cash for us to execute our business plan in 2003. If we are not able to reduce our operating losses, our liquidity will be adversely affected and we may be required to seek additional sources of financing to fund operations. We may not be able to obtain adequate financing when needed or obtain it on terms which are satisfactory. Failure to raise capital when needed could prevent us from achieving our business objectives.

         As of March 14, 2003, we had granted stock options that were exercisable for 6,657,500 shares of common stock at exercise prices ranging from $1.00 to $2.00 per share and issued warrants that are exercisable for 800,000 shares of common stock at exercise prices of $1.25 and $2.00 per share. The exercise of all such stock options and warrants would result in an equity infusion of $9,760,169. All of these stock options and warrants are out of the money and there can be no assurance that any of the stock options or warrants will be exercised.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. The adoption of SFAS No. 141 and No. 142 on January 1, 2002, did not have a material impact on our financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on our financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lives Assets and for Long-Lived Assets to be Disposed of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 on January 1, 2002, did not have a material impact on our financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 145, which is effective for fiscal years beginning after May 15, 2002, among other things, eliminates the requirement that gains and losses from the extinguishments of debt be classified as extraordinary items. We do not believe the adoption of SFAS No. 145 will have a significant effect on our financial position and results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," Which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses significant issues related to the recognition, measurement, and reporting of costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We do not believe that the adoption of SFAS No. 146 will have a significant effect on our financial position and results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and required prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a significant effect on our financial position and results of operations.

         In November 2002, the FASB issued FASB Interpretation Number, or FIN. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 5, 57, and 107 and rescission of FIN 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of FIN 45 did not have a significant effect on our financial position and results of operations.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, and interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIE's") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. We do not believe that the adoption of FIN 46 will have a significant effect on our financial position and results of operations.

Contractual Obligations

         Our contractual obligations as of December 31, 2002 were as follows:

                                              Payments Due by Year
                                  ----------------------------------------------
    Obligation           Total          2003            2004         Thereafter
--------------------- ----------- ------------- --------------- ----------------
Operating leases       $ 866,627      $244,823        $253,908         $367,896

         We lease office space under a non-cancellable operating lease.

Recent Financing Activities

         The Series A Preferred Stock Purchase Agreement (the "Series A Agreement") entered into in November 2001 provided that the investors had the right, but not the obligation to acquire additional shares of Series A Preferred Stock at $.458 per share ($5,000,000 total) during the 12 months following the initial closing date of November 7, 2001. In September 2002, Galen Partners exercised their option to purchase the additional shares to which they held rights. Under terms of the Series A Agreement, the options to purchase held by the remaining qualified investors would expire in thirty days if not exercised. All of those holding options to purchase exercised some or all of their rights, purchasing an additional 10,944,339 shares of Series A Preferred stock. We realized net proceeds of $5,002,957 from the transaction. A non-cash beneficial conversion charge of $3,281,564 was recognized related to this transaction. This amount has been treated as a preferred stock dividend in the 2002 financial statements.

Inflation

         We do not expect the impact of inflation on operations to be significant.

Risk Factors

         In addition to the risks set forth above, we are subject to certain other risk factors due to the industry in which we compete and the nature of our operations. These risk factors include the following:

         We have a history of losses and may never become profitable.

         We have incurred total net losses of $25,507,638 since inception in November 1993. With the exception of the second quarter of 1999, all quarters have had operating losses. Among other things, our ability to achieve profitability is dependent on:

         o Successful marketing of our products by our distribution partners and licensees;

         o For products that are not subject to distribution or license arrangements, our ability to enter into OEM manufacturing or license arrangements on commercially advantageous terms; and

         o        Our ability to develop additional safety medical products.

         There can be no assurance that we will become profitable.

         Our success is dependent on sales generated by our distribution and licensing partners.

         We have entered into licensing arrangements with Kendall, TAP and Merit. In addition, we have entered into a private label distribution agreement with Bard, and distribution agreements for our branded products with Cardinal Health, Medline and PSS. You should consider the following in assessing the value of these agreements and our financial prospects:

         o We are reliant on our business partners for substantially all of our product revenues;

         o Our product revenues will depend, in part, on the marketing ability, marketing plans and credit-worthiness of our business partners;

         o The ability of our business partners to sell our products will depend on competitive factors and the resources such parties commit to the sale of our products. The extent to which our partners commit their resources to the sale of our products is entirely within their control. In addition, our partners are not obligated to pursue the development and commercialization of our products;

         o We are dependent on our business partners with respect to release dates for the products under contract;

         o Our licensed products and products subject to private label distribution agreements will be marketed under our business partners' labels and goodwill associated with use of the products may inure to the benefit of our business partners rather than to us;

         o We have limited sales and marketing capabilities, and those resources are deployed in support of our distributors' efforts. At this time, we do not intend to build a direct sales and marketing infrastructure for commercial sales of products;

         o Our distribution and licensing arrangements provide us with only limited protection from changes in manufacturing costs and raw materials costs;

         o We may be limited in our ability to negotiate with new business partners upon any renewals of agreements;

         o The Kendall Agreement can be terminated upon 15 days written notice;

         o BD has filed a lawsuit against Tyco Healthcare asserting that the Monoject Magellan(TM)safety products infringe upon a BD patent. BD is seeking injunctive relief as well as damages, including attorneys' fees and costs, in an unspecified amount. Under a Development and License Agreement Tyco Healthcare has the right to withhold up to fifty percent (50%) of royalties due us as an offset against litigation expenses related to charges of infringement by a third party for the manufacture, use or sale of licensed product. This right continues during the period in which such litigation is pending. If, as a result of judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due us on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to us;

         o Because our licensing arrangements are generally expected to provide our business partners with exclusivity with respect to the products to be marketed by those partners, our success will be highly dependent on the results obtained by our partners and the diligence with which our partners seek to develop, market and sell our products; and

         o Our distribution and licensing arrangements do not provide for substantial minimum product royalties in the event our partners do not seek to develop, market or sell our products.

         If our distribution and licensing partners are not successful in their efforts to develop, market and sell our products, it may result in the discontinuance of our business due to lack of revenue.

         We are dependent upon our licensing partners or contract manufacturers to manufacture our products.

         Under our licensing arrangements, we are primarily relying on licensees to arrange for the commercial manufacture of products. LiftLoc(TM) Safety Infusion Set is manufactured at a contract manufacturer under our authority and supervision. Contracting with third parties or relying on licensees to manufacture products presents the following risks:

         o Delays in the manufacture of products could have a material adverse effect on the marketing of the products;

         o The manufacturers may not comply with requirements imposed by the FDA or other governmental agencies;

         o We may have to share intellectual property rights to improvements in the manufacturing processes or new manufacturing processes for products;

         o In those instances where we may seek third-party manufacturers for new products, we may not be able to locate acceptable manufacturers or enter into favorable long-term agreements with them; and

         o We may not be able to find substitute manufacturers, if necessary.

         Any of these factors could delay commercialization of products and adversely affect the sale of the products and license or joint venture revenues.

         Our medical devices must be cleared or approved by the FDA before they can be sold in the U.S.

         Our ability to receive revenue from our products is subject to obtaining proper regulatory approvals. Moreover, obtaining FDA approval or clearance to market a product can be a lengthy and costly process, which, in some cases, involves extensive clinical studies. While we or our partners have received FDA clearance for our safety syringe needle, safety Huber needle products, safety angiographic needle, pre-filled syringe safety needle, and blood collection devices, we or our distribution partners or licensees may not be able to obtain the necessary FDA authorizations to allow marketing of our other products in a timely fashion, or at all.

         Once the necessary FDA approvals or clearances are obtained, later problems with the product could cause the FDA to suspend or revoke the approvals or clearances. Also, once the FDA provides clearance to market our products, our distribution partners or licensees are subject to continuing requirements governing, among other things, the claims that can be made with respect to the products and manufacturing processes. Failing to comply with the FDA's requirements can result in issuance of FDA Warning Letters, FDA refusal to approve or clear products, revocation or withdrawal of approvals previously granted, product seizures, injunctions, recalls, operating restrictions, limitations on continued marketing and civil and criminal penalties.

         Our manufacturing activities require us to comply with ongoing FDA requirements for submission of post market information. In addition, we are required to adhere to requirements pertaining to the FDA's current QSR. The current QSR requirements govern the methods, facilities and controls used for the manufacture, testing, design, packaging, labeling and storage of medical devices.

         Our failure or the failure of our distribution partners or licensees to comply with the FDA and other applicable regulations could cause our business to be harmed significantly.

         There are negative pricing pressures on safety products.

         Prices for our safety products may be higher than for competing conventional products that are not designed to provide the safety protection afforded by our products. Our prices, however, are expected to be competitive with those of competing safety products. Continuing pressure from third-party payers to reduce costs in the healthcare industry, as well as increasing competition from safety products made by other companies, could adversely affect our selling prices. Reductions in selling prices could adversely affect our operating margins if we cannot achieve corresponding reductions in manufacturing costs.

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

         The use of safety medical products, including our products, is relatively new. The market may not accept our products. Their acceptance will depend in large part on our ability to demonstrate the operational advantages, safety, efficacy, and cost-effectiveness of our products in comparison with competing products and our ability to distribute our products through major medical products companies or distributors. Our products may not achieve market acceptance and major medical products companies or distributors may not sell our products.

         Our long-term success is dependent on the success of our research and development efforts.

         Many of our safety medical needle technologies and products are still in various stages of pre-production, development and research. We are also exploring additional product applications for our technologies. The continued development of our products and development of additional applications and new products is important to our long-term success. There can be no assurance that our technologies or products will be developed or, if developed, that they will be successful.

         Our success is dependent on our patents and proprietary rights.

         Our future success depends in part on our ability to protect our intellectual property and maintain the proprietary nature of our technologies through a combination of patents and other intellectual property arrangements. The protection provided by our patents and patent applications, if issued, may not be broad enough to prevent competitors from introducing similar products. In addition, our patents, if challenged, may not be upheld by the courts of any jurisdiction. Patent infringement litigation, either to enforce our patents or to defend us from infringement suits, would be expensive and, if it occurs, could divert our resources from other planned uses. Any adverse outcome in such litigation could have a material adverse effect on our ability to market, sell or license the related products. Patent applications filed in foreign countries and patents in such countries are subject to laws and procedures that differ from those in the U.S. Patent protection in such countries may be different from patent protection under U.S. laws and may not be as favorable to us. Some of our international patent prosecution efforts are funded by third parties. The failure of the funding parties to pay for the international patent prosecution costs would materially affect our ability to prosecute these patents. We also attempt to protect our proprietary information through the use of confidentiality agreements and by limiting access to our facilities. There can be no assurance that our program of patents, confidentiality agreements and restricted access to our facilities will be sufficient to protect our proprietary technology.

         We may not have adequate resources to manage anticipated growth.

         We may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our managerial, operating, financial and other resources. Our future performance will depend, in part, on our ability to manage growth effectively, which will require us to

         o Improve existing and implement management information systems, operating, administrative, financial and accounting systems and controls;

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

         We are dependent on Management and Technical Personnel.

         Our success depends upon the skills, experience and efforts of our management, and technical personnel (the "working team"). Should the services of one or more members of our present working team become unavailable for any reason, our business could be adversely affected. The employment agreements that we have in place with the working team allow members of the working team to terminate their employment at any time. There is no assurance that we will be able to retain the existing working team or attract new employees of the caliber needed to achieve our objectives.

         Because we are significantly smaller than the majority of our competitors, we may lack the resources needed to capture market share.

         We are engaged in a highly competitive business and will compete directly with companies that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, established distribution channels and are better situated in the market than us. Our competitors and potential competitors include Arrow, Baxter International, B. Braun, Becton, Dickinson and Company, Boston Scientific, Churchill Medical Ltd., Cook, Inc., Horizon Medical Products, ICU Medical, Inc., Johnson & Johnson, Kendall, Manan Medical Products, Medamicus, Med-Design Corporation, Medi-Hut Co., Inc., Medisys Technologies, Inc., NMT Group PLC, Now Medical Technologies, Portex, Inc., Retractable Technologies, Inc., Terumo, and several others identified in Item 1 "Description of Business-Competition". Our competitors may use their economic strength to influence the market to continue to buy their existing products. Our competitors may also be potential strategic partners with respect to various products as are, for example, Kendall, Bard and Merit. We do not have an established customer base and are likely to encounter a high degree of competition in developing a customer base. One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with our products. New competitors may emerge and may develop products that compete with our products. No assurance can be given that we will be successful in competing in this industry.

         Potential product liability relating to failure of our safety products.

         The sale of safety medical devices entails an inherent risk of liability in the event of product failure or claim of harm caused by product operation. There can be no assurance that we will not be subject to such claims, that any claim will be successfully defended or, if we are found liable, that the claim will not exceed the limits of our insurance. Our current insurance coverage is in the amount of $1 million per occurrence and $2 million in aggregate. We also have an umbrella policy in the amount of $4 million. In some cases, we have indemnification arrangements in place with strategic partners who are selling our products under their label or distributing our branded products. There is no assurance that we will maintain product liability insurance in the future, that such insurance will be available, or that we will not be subject to product liability claims in excess of our insurance coverage.

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

         Limitations on director liability.

         Our Certificate of Incorporation provides, as permitted by Delaware law, that our directors are not personally liable to the company or its stockholders for monetary damages for any action or failure to take any action, with specified exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of the company against a director. In addition, our Certificate of Incorporation and Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law and we have entered into contracts with our directors and officers providing for such indemnification.

         Anti-takeover provisions of certificate of incorporation and bylaws may discourage non-negotiated takeover of our company.

         Our Certificate of Incorporation provides for the division of the board of directors into three classes substantially equal in number. At each annual meeting of stockholders one class of directors is to be elected for a three-year term. Amendments to this provision must be approved by a two-thirds vote of all the outstanding stock entitled to vote; the number of directors may be changed by a majority of the entire board of directors or by a two-thirds vote of the outstanding stock entitled to vote. Meetings of stockholders may be called only by the board of directors, our CEO or our president. Stockholder action may not be taken by written consent. These provisions could have the effect of (i) discouraging attempts at non-negotiated takeovers that may provide for stockholders to receive a premium price for their stock, or (ii) delaying or preventing a change of control, which some stockholders may believe is in their interest.

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

         As of December 31, 2002, there were 17,921,479 shares of our common stock issued and outstanding. On this date we also had outstanding 21,861,369 shares of Series A Preferred Stock which is convertible into the same number of shares of common stock. The conversion rate of the Series A Preferred Stock can be adjusted upon the happening of certain triggering events. In addition, an aggregate of 7,347,500 additional shares of our common stock are issuable pursuant to stock options granted under our stock option plans and warrant agreements.

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

Item 7.  Financial Statements

         See index to consolidated financial statements and consolidated financial statement schedules beginning on page F-1 hereof.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         Set forth below is certain information concerning each of our directors and executive officers as of March 15, 2003.

                                                                      With the
         Name                 Age           Position               Company Since
         ----                 ---           --------               -------------

Jeffrey M. Soinski            41     President, Chief Executive         2001
                                     Officer and Director

Guy J. Jordan, Ph.D. (1)(2)   54     Chairman of the Board              2001

Donald D. Solomon, Ph.D.      52     Vice President, Chief              2000
                                     Operating Officer, Chief
                                     Technical Officer and Director

Paul S. Evans                 40     Vice President, Business           2000
                                     Development, General Counsel
                                     and Secretary

Larry D. Sheldon              52     Vice President, Sales              2002
                                     and Marketing

Keith L. Merrell              57     Controller, Acting Chief           2000
                                     Financial Officer and Treasurer

David W. Jahns (2)            37     Director, Chairman of              2001
                                     Compensation Committee

Stuart A. Randle (1)          43     Director                           2001

Stephen I. Shapiro (2)        58     Director                           2001

Robert R. Walker (1)          72     Director, Chairman of              1994
                                     Audit Committee
---------------------
(1) Member of Audit Committee.
(2) Member of Compensation Committee.

         Jeffrey M. Soinski. Mr. Soinski is our President, Chief Executive Officer and a director. His term as a director expires at the 2005 annual meeting of stockholders. Mr. Soinski brings 20 years of general management, business development and marketing experience to our company, including several years as the President and Chief Executive Officer of ViroTex Corporation ("ViroTex"), a venture-backed pharmaceutical company focused on the development and commercialization of proprietary drug delivery systems. Mr. Soinski was with ViroTex from 1992 through 1999. He merged ViroTex into Atrix Laboratories, Inc. (Nasdaq: ATRX) in 1998, and continued working with Atrix on a transitional basis through 1999. From 2000 through 2001, Mr. Soinski was the Managing Partner and Chief Executive Officer of Mad Dogs & Englishmen, a marketing communications firm with offices in New York and San Francisco. Mr. Soinski has a BA degree from Dartmouth College.

         Guy J. Jordan, Ph.D. Dr. Jordan is our Chairman of the board. His term as a director expires at the 2005 annual meeting of stockholders. Dr. Jordan brings a wealth of senior management healthcare experience to our company, with a strong focus in the areas of vascular disease and oncology. Dr. Jordan recently retired as Group President for C.R. Bard, Inc. with global operating responsibility for their oncology businesses, geographic responsibility for Canada, Australia, Latin America and Asia Pacific, and functional responsibility for all of Bard's research and development. Prior to joining C.R. Bard in 1986, Dr. Jordan held senior product development positions at American Cyanamid. Dr. Jordan has a Ph.D. degree from Georgetown University and an MBA from Fairleigh Dickinson University.

         Donald D. Solomon, Ph.D. Dr. Solomon is Chief Operating Officer, Chief Technology Officer, a Vice President and a director. His term as a director expires at the 2005 annual meeting of stockholders. Dr. Solomon joined us in October 2000 and has served as a director since March 2001. He has over 23 years of medical product experience in research, product development, engineering and manufacturing. Prior to joining our company, Dr. Solomon was the Vice President of Research and Development at Johnson & Johnson Medical - Vascular Access from 1997 to 2000. Prior to that Dr. Solomon spent 14 years at Becton Dickinson ("BD"), and held positions as Worldwide Director of R&D for BD Pharmaceutical Systems Division based in France, and Director of R&D for Biocompatible Polymer Development at the BD Infusion Therapy Division. Dr. Solomon holds 38 patents and is the author of 52 scientific publications. He received Masters and Ph.D. degrees from Case Institute of Technology at Case Western Reserve University.

         Paul S. Evans. Mr. Evans is our Vice President, Business Development, General Counsel and corporate Secretary. He joined us in June 2000. Mr. Evans manages our intellectual property portfolio and corporate legal matters, and is extensively involved in business development efforts. Mr. Evans brings a wide range of intellectual property and corporate legal experience to us, having previously served as Vice President, General Counsel for a R&D company (1994 to 2000), and as a patent attorney with the law firm of Snow, Christensen & Martineau. Prior to earning his law degree, Mr. Evans worked as a Project/Design Engineer for Morton International (now Autoliv). He holds BS and JD degrees from the University of Utah.

         Larry D. Sheldon. Mr. Sheldon is our Vice President, Sales and Marketing. He joined us in November 2002. Mr. Sheldon brings over 24 years of relevant healthcare experience to our company, including domestic and international management of sales, marketing, national accounts, and customer service. Most of his experience is from Johnson & Johnson ("J&J"), where he was employed from 1978 to 1997. While at J&J, Mr. Sheldon served as Vice President, Corporate Distributor Business, responsible for managing distributor relationships for medical/surgical products with annual sales of $1.7 billion. Mr. Sheldon also held several senior sales management positions at J&J in both the Patient Care and Hospital Services divisions. From 1998 to 2000, Mr. Sheldon was Senior Vice President, Sales and Marketing, for Paper Pak Products, Inc. From 2000 until joining our company in 2002, Mr. Sheldon was Senior Vice President, Sales and Marketing, at Tillotson Healthcare Corporation, a domestic medical and non-medical glove manufacturer. He has a BS degree from Fairleigh Dickinson University.

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

         David W. Jahns. Mr. Jahns serves as one of our directors. His term as a director expires at the 2003 annual meeting of stockholders. Mr. Jahns is a General Partner and principal of Galen Partners. Since joining Galen in 1993, Mr. Jahns has been responsible for making and managing investments in several of the firm's portfolio companies. He is an experienced board member and currently serves on the boards of DAOU Systems, Inc. and several of Galen's privately held portfolio companies. Prior to joining Galen, Mr. Jahns worked in the Corporate Finance Division at Smith Barney, where he worked on a variety of corporate finance and merger and acquisition related transactions, and assisted in the marketing of public offerings. Mr. Jahns has an MBA degree from the J. L. Kellogg Graduate School of Management at Northwestern University and a BA degree from Colgate University.

         Stuart A. Randle. Mr. Randle serves as one of our directors. His term as a director expires at the 2004 annual meeting of stockholders. Mr. Randle is a highly experienced healthcare executive with over 20 years of operating successes. From 1998 to 2001, Mr. Randle was the President and CEO of ACT Medical, Inc., a leading company providing outsourcing services to the medical device, biotech and diagnostic industries. He merged ACT Medical, Inc. with MedSource Technologies in 2001. From 1996 through 1998, Mr. Randle was President, Northeast Region, for Allegiance Corporation, a $5 billion medical products distribution and manufacturing company. He is also the past President, New England Region, for Baxter Healthcare Corporation. Mr. Randle has an MBA degree from the J. L. Kellogg Graduate School of Management at Northwestern University and a BS degree from Cornell University.

         Stephen I. Shapiro. Mr. Shapiro serves as one of our directors. His term as a director expires at the 2004 annual meeting of stockholders. Mr. Shapiro has over 30 years of relevant medical device and equipment industry experience, with special expertise in a wide variety of healthcare markets, particularly high-volume sterile disposables, critical care instruments and cardiovascular devices. Mr. Shapiro began his career at Union Carbide Clinical Diagnostics and Becton Dickinson, where he was Director of Advanced R&D and New Business Development. In 1982, he joined The Wilkerson Group, a leading management consultancy to pharmaceutical, medical device, and diagnostic companies. Mr. Shapiro was Managing Director and a principal of The Wilkerson Group at the time of its acquisition by IBM in 1996. In 1999, Mr. Shapiro left The Wilkerson Group (now IBM Healthcare Consulting) to focus on sourcing and evaluating investments for two premier healthcare venture capital firms, including Galen Partners. He currently serves on the board of Noveste Corporation. Mr. Shapiro has a BS degree from the Massachusetts Institute of Technology and an MS degree in biomedical engineering from the University of California, Berkley.

         Robert R. Walker. Mr. Walker serves as one of our directors. His term as a director expires at the 2003 annual meeting of stockholders. Since 1992, Mr. Walker has been principally self-employed as a consultant in the healthcare industry primarily in the area of start-up medical device companies. From 1976 to 1992, Mr. Walker was employed by IHC Affiliated Services Division of Intermountain Healthcare, a regional hospital company. He retired as President of IHC Affiliated Services in 1992. He is also a former Chairman of the board of AmeriNet, Inc., a national group purchasing organization for hospitals, clinics, detox/drug centers, emergency, nursing homes, private laboratories, psychiatric centers, rehabilitation facilities, surgical centers and other institutions. Mr. Walker is a member of the American Hospital Association and the Hospital Financial Management Association. He has a BS degree in Business Administration from the University of Utah.

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

         Based solely on our review of forms furnished to us and representations from reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during 2002.

Item 10. Executive Compensation

         The tables below set forth certain information concerning compensation paid by us to our Chief Executive Officer and all other executive officers with annual compensation in excess of $100,000 (determined for the year ended December 31, 2002) (the "Named Executive Officers"). The tables include information related to stock options granted to the Named Executive Officers.

         Summary Compensation Table. The following table provides certain information regarding compensation paid by us to the Named Executive Officers.

                                               SUMMARY COMPENSATION TABLE

                                             Annual Compensation                    Awards           Payouts
                                                                            Restricted  Stock                     All Other
        Name and                                           Other Annual     Stock       Options/    LTIP        Compensation
    Principal Position       Year  Salary ($)  Bonus($)  Compensation($)(1) Awards ($)    SAR(#)    Payouts($)       ($)
    ------------------       ----  ----------  -----     ------------------ ----------  --------    ----------  -------------
Jeffrey M. Soinski (2),      2001    14,615      ---            ---            ---      2,500,000      ---           ---
President, CEO & director    2002   240,000    43,200(6)        ---            ---         ---         ---          610(4)

Donald D. Solomon, Ph.D.     2000    31,942      ---          1,375            ---       100,000       ---            ---
(3), VP, CTO, COO &          2001   165,000      ---          8,250            ---       600,000       ---          273(4)
director                     2002   190,000    34,200(6)      9,500            ---         ---         ---        1,081(4)

Paul S. Evans (3), VP,       2000    86,798      ---          2,406           28,125     100,000       ---          268(4)
Business Development,        2001   165,000      ---          7,219            ---       400,000       ---          460(4)
General Counsel &            2002   175,000    31,500(6)        ---            ---         ---         ---          579(4)
Secretary

Larry D. Sheldon (5)         2002    21,923      ---            ---            ---       500,000       ---             ---
VP, Sales and Marketing

Keith L. Merrell (3)         2000    41,250      ---          2,062            ---        50,000       ---          179(4)
Acting CFO, Controller &     2001    90,000      ---          4,500            ---        55,000       ---          410(4)
Treasurer                    2002   102,000     3,000         5,100            ---         ---         ---          456(4)
--------------------

(1) These amounts represent payments by us into our 401(k) retirement plan for the benefit of the Named Executive Officer.
(2) Mr. Soinski joined SHPI in November 2001. Salary represents partial year from the date of his employment.
(3) Dr. Solomon and Messrs. Evans and Merrell joined SHPI in 2000. Salaries for 2000 represent partial year from the date of their employment
(4) Represents amounts paid by us for life insurance on the lives of Mr. Soinski, Dr. Solomon, Mr. Evans and Mr. Merrell with insurance proceeds payable to the beneficiary designated by them.
(5) Mr. Sheldon joined SHPI in November 2002. Salary represents partial year from the date of his employment. (6) Bonuses accrued and expensed in 2002; paid out in 2003.

         Option Grants in Fiscal Year 2002. The following table sets forth certain information with respect to stock options grants during the year ended December 31, 2002 to Named Executive Officers.

                                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                            (Individual Grants)

                                 Number of        Percent of Total
                                Securities           Options/SAR
                                Underlying           Granted to
                                Options/SAR         Employees in       Exercise or Base
            Name              Granted (#) (1)        Fiscal Year        Price ($/Share)    Expiration Date
            ----              ---------------        -----------        ---------------    ---------------
   Larry D. Sheldon               500,000               100%                 $1.00            12/30/2012
----------------------

(1)  These options were granted pursuant to our 2000 Stock Option Plan.

Compensation of Directors

         No cash fees or other consideration were paid to our employee directors for service on the board during 2002. We did not provide cash compensation to non-employee directors in 2002 and do not plan to do so in 2003. Prior to 2002 we granted stock options, which vest over a three year period, to our non-employee directors as compensation for service on the board. We have made no other agreements regarding compensation of non-employee directors. All directors are entitled to reimbursement for reasonable out-of-pocket travel related expenses incurred in the performance of their duties as board members.

Employment and Indemnity Agreements

         We have entered into an employment agreement with Mr. Jeffrey Soinski. The employment agreement provides that (i) Mr. Soinski receive a beginning base salary of $240,000 per year in addition to performance based bonuses; (ii) Mr. Soinski receive stock options to acquire 2.5 million shares of our common stock at market value on the date of grant which stock options vest over a four-year period; (iii) Mr. Soinski is entitled to vacation pay, health insurance and life insurance; (iv) Mr. Soinski's employment contract may be terminated at any time by us; (v) if the employment of Mr. Soinski is terminated by reason of disability, death or for cause, his salary and benefits (except as otherwise required by law) will terminate as of the date of termination; (vi) if Mr. Soinski is terminated for reasons other than disability, death or for cause, then Mr. Soinski's salary and medical benefits will continue for a period of 18 months from the date of termination and his other benefits will cease as of the date of termination.

         We have entered into an employment agreement with Donald Solomon, Ph.D. The employment agreement provides that (i) Dr. Solomon receive a beginning base salary of $190,000 per year in addition to performance based bonuses; (ii) Dr. Solomon receive stock options to acquire 600,000 shares of our common stock at market value on the date of grant which stock options vest over a four-year period; (iii) Dr. Solomon is entitled to vacation pay, health insurance and life insurance; (iv) Dr. Solomon's employment contract may be terminated at any time by us; (v) if the employment of Dr. Solomon is terminated by reason of disability, death or for cause, his salary and benefits (except as otherwise required by law) will terminate as of the date of termination; (vi) if Dr. Solomon is terminated for reasons other than disability, death or for cause, then Dr. Solomon's salary and medical benefits will continue for a period of 12 months from the date of termination and his other benefits will cease as of the date of termination.

         We have entered into an employment agreement with Mr. Paul Evans. The employment agreement provides that (i) Mr. Evans receive a beginning base salary of $175,000 per year in addition to performance based bonuses; (ii) Mr. Evans receive stock options to acquire 400,000 shares of our common stock at market value on the date of grant which stock options vest over a four-year period;
(iii) Mr. Evans is entitled to vacation pay, health insurance and life insurance; (iv) Mr. Evans' employment contract may be terminated at any time by us; (v) if the employment of Mr. Evans is terminated by reason of disability, death or for cause, his salary and benefits (except as otherwise required by law) will terminate as of the date of termination; (vi) if Mr. Evans is terminated for reasons other than disability, death or for cause, then Mr. Evans' salary and medical benefits will continue for a period of 12 months from the date of termination and his other benefits will cease as of the date of termination.

         We have entered into an employment agreement with Mr. Keith Merrell. The employment agreement provides that (i) Mr. Merrell receive a beginning base salary of $102,000 per year in addition to performance based bonuses; (ii) Mr. Merrell receive stock options to acquire 55,000 shares of our common stock at market value on the date of grant which stock options vest over a four-year period; (iii) Mr. Merrell is entitled to vacation pay and health insurance; (iv) Mr. Merrell's employment contract may be terminated at any time by us; (v) if the employment of Mr. Merrell is terminated by reason of disability, death or for cause, his salary and benefits (except as otherwise required by law) will terminate as of the date of termination; (vi) if Mr. Merrell is terminated for reasons other than disability, death or for cause, then Mr. Merrell's salary and medical benefits will continue for a period of 3 months from the date of termination and his other benefits will cease as of the date of termination.

         We have entered into an employment agreement with Mr. Larry D. Sheldon. Mr. Sheldon's employment agreement provides that (i) Mr. Sheldon receive a beginning base salary of $180,000 per year; (ii) Mr. Sheldon's current employment agreement terminates on November 30, 2004 should he fail to relocate to Salt Lake City by that date; (iii) Mr. Sheldon receive stock options to acquire 500,000 shares of our common stock at a price of one dollar per share which stock options vest over a four-year period; (iv) Mr. Sheldon is entitled to vacation pay, health insurance and life insurance; (v) Mr. Sheldon's employment contract may be terminated at any time by us; (vi) if the employment of Mr. Sheldon is terminated by reason of disability, death or for cause, his salary and benefits (except as otherwise required by law) will terminate as of the date of termination; (vii) if Mr. Sheldon is terminated for reasons other than disability, death or for cause, then Mr. Sheldon's salary and medical benefits will continue for a period of 6 months from the date of termination and his other benefits will cease as of the date of termination. However, in the event Mr. Sheldon is not employed at the end of the 6-month period following termination, Mr. Sheldon shall be entitled to salary and medical benefits for up to an additional 6 months.

         In January 2003, we approved a 2003 Executive Officer Bonus Plan. Under the plan executive officers eligible for bonuses during 2003 include the CEO, COO, VP of Sales and Marketing and VP of Business Development and General Counsel. Plan participants will earn 20% of their annual salary based upon 100% achievement of the overall revenue goal outlined in our approved budget plan. Also, plan participants will be eligible to receive incremental bonus payments for performing beyond the budget plan. The amount of incremental payments, if earned, will be based upon the recommendation of the Compensation Committee and approved by the board of directors. The maximum base bonus that could be paid under this plan is $160,200. In connection with this plan, we also adopted an Employee Bonus Plan for employees other than the Named Executive Officers to reward specific individual or team achievements during 2003.

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

Accrued Vacation Pay

         Our current policy allows all employs to carry over maximum days of vacation pay from year to year equivalent to a one-year accrual at the rate earned.

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

Stock Options and Warrants

         In November 2001, our stockholders approved the adoption of the Specialized Health Products International, Inc. 2001 Stock Option Plan (the "2001 Option Plan"). The 2001 Option Plan permits us to grant "non-qualified stock options" and "incentive stock options" to acquire our common stock. The total number of shares authorized for the Option Plan may be allocated by the board between the non-qualified stock options and the incentive stock options from time to time, subject to certain requirements of the Internal Revenue Code of 1986, as amended. The option exercise price per share under the Option Plan may not be less than the fair market value of a share of common stock on the date on which the option is granted. A total of 5,000,000 shares are allocated to the Option Plan. As of December 31, 2002, options to acquire an aggregate of 4,984,690 shares of common stock at exercise prices ranging from $1.00 to $2.00 were outstanding under the Option Plan.

         We have also issued stock options under stock options plans that preceded the 2001 Option Plan ("Prior Plans"). As of December 31, 2002, options to acquire an aggregate of 1,562,810 shares of common stock at exercise prices ranging from $1.00 to $2.00 were outstanding under Prior Plans.

         In addition to the stock options detailed above, we have outstanding warrants to buy 800,000 shares of common stock at exercise prices of $1.25 to $2.00.

Compensation Committee Interlocks and Insider Participation

         None of our executive officers serve on our Compensation Committee or in a like capacity in any other entity.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 14, 2003, for: (i) each person who is known by us to beneficially own more than five percent of our common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all directors and executive officers as a group.

                                      Shares
       Name and Address            Beneficially            Percentage
    of Beneficial Owner(1)           Owned(2)              of Total(2)                 Position
    ----------------------           --------              -----------                 --------
Jeffrey M. Soinski (3)                 892,354                 4.74           President, CEO and Director

Guy J. Jordan, Ph.D. (4)               188,555                 1.04           Chairman of the Board

Donald D. Solomon, Ph.D. (5)           422,541                 2.30           Vice President, COO, CTO and
                                                                                Director

Paul S. Evans (6)                      327,309                 1.79           Vice President, Business
                                                                                Development, General
                                                                                Counsel, and Secretary

Larry D. Sheldon(7)                      3,132                    *           Vice President, Sales and
                                                                                Marketing

Keith L. Merrell (8)                   152,214                    *           Controller, Acting CFO and
                                                                                Treasurer

David W. Jahns (9)                      47,218                    *           Director


                                      Shares
       Name and Address            Beneficially            Percentage
    of Beneficial Owner(1)           Owned(2)              of Total(2)                 Position
    ----------------------           --------              -----------                 --------
Stuart A. Randle (10)                   44,441                    *           Director

Stephen I. Shapiro (11)                112,721                    *           Director

Robert R. Walker (12)                  184,218                 1.02           Director

Executive Officers and               2,370,388                 5.6%
  Directors as a Group (10 persons)

Galen Partners III, L.P. and        15,256,413                38.3%
   affiliates (13)

* Less than 1%.
----------------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the company.
(2) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(3) Includes 6,911 shares of common stock purchased through our 401(k) plan and options to acquire 885,410 shares of common stock. Does not include options to acquire 1,614,590 shares of common stock that vest in equal monthly installments between May 14, 2003 and November 14, 2006.
(4) Includes options to acquire 188,555 shares of common stock. Does not include options to acquire 211,445 shares of common stock that vest 60 days beyond March 14. Those options vest, in cumulative fashion, in equal monthly installments ending on the four-year anniversary of the date of grant.
(5) Includes 10,000 shares of common stock, 65,666 shares of Series A Preferred Stock that is immediately convertible into the same number of shares of common stock, 44,380 shares of common stock purchased through our 401(k) plan and options to acquire 312,495 shares of common stock. Does not include options to acquire 278,646 shares of common stock that vest in equal monthly installments between May 14, 2003 and November 14, 2006.
(6) Includes 61,000 shares of common stock, 24,649 shares of common stock purchased through our 401(k) plan and options to acquire 241,660 shares of common stock. Does not include options to acquire 258,340 shares of common stock that vest 60 days beyond March 14. Those options vest, in cumulative fashion, in equal monthly installments ending on the four-year anniversary of the date of grant.
(7)  Includes 3,132 shares of common stock purchased through our 401(k) plan.
(8) Includes 36,000 shares of common stock, 26,284 shares of common stock purchased through our 401(k) plan and options to acquire 50,000 shares of common stock. Does not include options to acquire 15,070 shares of common stock that vest in equal monthly installments between May 14, 2003 and November 14, 2006.
(9) Includes options to acquire 47,218 shares of common stock. Does not include options to acquire 52,782 shares of common stock that vest in equal monthly installments between May 14, 2003 and November 14, 2006. Does not include shares held by Galen Partners III, L.P. David Jahns is a member of Claudius, L.L.C., a Delaware limited liability company, and a general partner of Galen Partners III, L.P. and Galen Partners International III, L.P. See note (13) below.

(10) Includes options to acquire 44,441 shares of common stock. Does not include options to acquire 55,559 shares of common stock that vest in equal monthly installments between May 27, 2003 and December 27, 2006.
(11) Includes 65,503 shares of Series A Preferred Stock that is immediately convertible into the same number of shares of common stock and options to acquire 47,218 shares of common stock. Does not include options to acquire 52,782 shares of common stock that vest in equal monthly installments between May 14, 2003 and November 14, 2006.
(12) Includes stock options to purchase 121,218 shares of common stock and 63,000 shares of common stock that Mr. Walker is deemed to beneficially own through a trust. Does not include options to acquire 52,782 shares of common stock that vest in equal monthly installments between May 14, 2003 and November 14, 2006.
(13) Information regarding Galen Partners III, L.P. and its affiliates is derived from the Form 4 filed by Galen Partners III, L.P. with the Securities and Exchange Commission on September 9 and September 26, 2002. Shares owned represent 13,937,735 shares of Series A Preferred Stock held of record by Galen Partners III, L.P., 1,261,605 shares of Series A Preferred Stock held of record by Galen Partners International III, L.P., and 57,073 shares of Series A Preferred Stock held of record by Galen Employee Fund III, L.P. William R. Grant, Bruce F. Wesson, L. John Wilkerson, David W. Jahns, Srini Conjeevaram, and Zubeen Shroff are all natural persons and are the members of Claudius, L.L.C., a Delaware limited liability company, the general partner of Galen Partners III, L.P. and Galen Partners International III, L.P. Bruce F. Wesson is the President of Wesson Enterprises, Inc., a Delaware corporation, which is the general partner of Galen Employee Fund III, L.P.

Series A Preferred Stock

         The Company currently has issued and outstanding 21,861,369 shares of Series A Preferred Stock which is convertible into the same number of shares of common stock. The conversion rate of the Series A Preferred Stock can be adjusted upon the happening of certain triggering events. Galen Partners III, L.P. and affiliates own 15,256,413 of these shares as described in the above table, which comprises 69.78% of the outstanding Series A Preferred Stock. No other stockholder owns more than 5% of the outstanding Series A Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

         The following table sets forth certain information with respect to the Company's equity compensation plans approved by security holders and plans not approved by security holders for the year ended December 31, 2002.

                                      Equity Compensation Plan Information

                              Number of securities to       Weighted average
                              be issued upon exercise       exercise price of        Number of securities
                              of outstanding options,     outstanding options,      remaining available for
       Plan Category            warrants and rights        warrants and rights          future issuance
       -------------          -----------------------     --------------------      -----------------------
Equity compensation plans
   approved by security
   holders                           7,347,500                    $1.31                     952,500

Equity compensation plans
   not approved by
   security holders                      0                                                     0
                             --------------------------                            --------------------------
Total                                7,347,500                    $1.31                     952,500

Item 12. Certain Relationships and Related Transactions

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

         In September and November 2002, Galen Partners and other accredited and sophisticated investors exercised rights to acquire an additional 10,944,339 shares of Series A Preferred Stock for an aggregate net purchase price of $5,002,957, or $.458 per share. The Series A Preferred Stock is immediately convertible into the same number of shares of our common stock and the conversion rate is subject to adjustment if we issue additional shares of common stock for an amount less than the then current conversion price and upon the happening of certain other events.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

         Listed on page 43 hereof.

Reports on Form 8-K

         None

Item 14. Controls and Procedures

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





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

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


Date: March 14, 2003                          By  /s/ Jeffrey M. Soinski

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

     Signature                          Title                          Date
     ---------                          -----                          ----

 /s/ Jeffrey M. Soinski        President, Chief Executive         March 14, 2003
----------------------------   Officer and Director (Principal
Jeffrey M. Soinski             Executive Officer)


 /s/ Keith L. Merrell          Controller, Acting Chief           March 14, 2003
----------------------------   Financial Officer and Treasurer
Keith L. Merrell               (Principal Financial and
                               Accounting Officer)


 /s/ Guy J. Jordan, Ph.D.      Chairman of the Board              March 14, 2003
----------------------------
 Guy J. Jordan, Ph.D.


 /s/ Donald D. Solomon, Ph.D.  Director, Vice President,          March 14, 2003
-----------------------------  COO and CTO
Donald D. Solomon, Ph.D.


 /s/ David W. Jahns            Director                           March 14, 2003
------------------------------
David W. Jahns


 /s/ Stuart A. Randle          Director                           March 14, 2003
------------------------------
Stuart A. Randle


 /s/ Stephen I. Shapiro        Director                           March 14, 2003
------------------------------
Steve I. Shapiro


 /s/ Robert R. Walker          Director                           March 14, 2003
------------------------------
Robert R. Walker

                                 CERTIFICATIONS

                               CEO Certification

         I, Jeffrey M. Soinski, as Chief Executive Officer of the Company, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Specialized Health Products International, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003                                  /s/ Jeffrey M. Soinski
                                                     ---------------------------
                                                     Jeffrey M. Soinski
                                                     President, Chief Executive
                                                     Officer, Director

                               CFO Certification

         I, Keith L. Merrell, as acting Chief Financial Officer of the Company, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Specialized Health Products International, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003                               /s/ Keith L. Merrell
                                                  ------------------------------
                                                  Keith L. Merrell
                                                  Acting Chief Financial Officer

                                  EXHIBIT INDEX

 EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
 -----------                           ----------------------
3(i).1 Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(i).1 of the Company's Form 10-QSB, dated September 30, 2001).

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

10.3 Employment Agreement with Mr. Paul S. Evans. (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB, dated December 31, 2001).

10.4 Form of Indemnity Agreement with Executive Officers and Directors (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB, dated December 31, 2000).

10.5              Employment Agreement with Mr. Larry Sheldon.

10.6 Development and License Agreement, effective date of March 29, 2000, by and among Safety Syringe Corporation, a wholly owned subsidiary of the Company and The Kendall Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated March 29, 2000).

10.7 License Agreement by and among Merit Medical Systems, Inc. and Safety Syringe Corporation (Incorporated by reference to
                  Exhibit 10.7 of the Company's Form 10-KSB, dated December 31,
                  2000).

10.8 Specialized Health Products International, Inc. 1998 Stock Option Plan (Incorporated by reference to Appendix A to the Company's Amended Proxy Statement filed October 1, 1998).

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

 EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
 -----------                           ----------------------
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

10.14 Second Development and License Agreement, effective date of April 12, 2002, by and among Safety Syringe Corporation, a wholly owned subsidiary of the Company and Tyco Healthcare Group LP. (Incorporated by reference to Exhibit 10.13 of the Company's Current Report on Form 10-QSB, dated June 30, 2001).

10.15 Development and License Agreement, effective as of January 1, 2002, by and among Safety Syringe Corporation and TAP Pharmaceutical Products, Inc. (Incorporated by reference to
                  Exhibit 10.14 of the Company's Current Report on Form 10-QSB, dated June 30, 2001).

21.1              Schedule of subsidiaries (Incorporated by reference to Exhibit
                  21.1 of the Company's Form 10-KSB, dated December 31, 2000).

23.1              Consent of Independent Public Accountants

99.1              Certification of Jeffrey M. Soinski pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2              Certification of Keith L. Merrell pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page


Report of Independent Public Accountants                               F - 2

Report of Previous Independent Public Accountants                      F - 3

Consolidated Balance Sheet as of December 31, 2002                     F - 4

Consolidated Statements of Operations for the Years Ended
  December 31, 2002 and 2001                                           F - 6

Consolidated Statement of Stockholders' Equity
  for the Years Ended December 31, 2002 and 2001                       F - 7

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002 and 2001                                           F - 8

Notes to Consolidated Financial Statements                             F - 9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Specialized Health Products International, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Specialized Health Products International, Inc., and its subsidiaries at December 31, 2002 and the results of their operations and their cash flows for the years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The financial statements of Specialized Health Products International, Inc. and subsidiaries for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements with an explanatory paragraph discussing matters that raised substantial doubt about the Company's ability to continue as a going concern in their report dated March 8, 2002.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Salt Lake City, Utah
February 28, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP (Andersen). This report has not been reissued by Andersen and Andersen did not consent to the incorporation by reference of this report (as included in Form 10-KSB) into any of the Company's registration statements.

   OPINION LETTER FOR FINANCIAL STATEMENTS OF THE YEAR ENDED DECEMBER 31, 2001


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

/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP
Salt Lake City, Utah
March 8, 2002

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEET


                                                                                           December 31,
                                                                                               2002
                                                                                         ---------------
      Assets
      Current assets:
         Cash and cash equivalents                                                       $     5,507,580
         Accounts receivable, net of an allowance of zero                                        242,935
         Inventory                                                                               393,888
         Prepaid expenses and other                                                              293,017
                                                                                         ---------------
             Total current assets                                                              6,437,420
                                                                                         ---------------
      Property and equipment, net:
         Research and development machinery and equipment                                        352,055
         Office furniture and fixtures                                                           158,085
         Computer equipment and software                                                         192,484
         Leasehold improvements                                                                  139,350
         Molds                                                                                    14,711
         Manufacturing equipment                                                                  39,120
         Construction in process                                                                 105,537
                                                                                         ---------------
                                                                                               1,001,342
         Less accumulated depreciation and amortization                                         (711,167)
                                                                                         ---------------
             Total property and equipment, net                                                   290,175
                                                                                         ---------------

      Other assets                                                                                27,000
      Intangible assets, net                                                                     152,261
                                                                                         ---------------
                                                                                         $     6,906,856
                                                                                         ===============

                      See accompanying notes to consolidated financial statements.

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET (Continued)


                                                                                           December 31,
                                                                                               2002
                                                                                         ---------------
      Liabilities and stockholders' equity
      Current liabilities:
         Accounts payable                                                                $       200,675
         Accrued liabilities                                                                     315,297
         Deferred revenue                                                                      1,202,338
                                                                                         ---------------
             Total current liabilities                                                         1,718,310
      Deferred revenue, net of current portion                                                   983,653
      Deferred rent                                                                               13,796
                                                                                         ---------------
             Total liabilities                                                                 2,715,759
                                                                                         ---------------
      Commitments and contingencies (Note, 4)

      Stockholders' equity:
         Series A preferred stock, $.001 par value; 30,000,000 shares authorized,
           21,861,369 shares issued and outstanding  at December 31, 2002
           (liquidation preference of  $10,621,915 at December 31, 2002)                          21,861
         Common stock, $.02 par value; 70,000,000 shares authorized, 17,921,479
           shares issued and outstanding at December 31, 2002                                    358,430
         Additional paid-in capital (common and preferred)                                    37,500,766
         Accumulated deficit                                                                 (33,689,960)
                                                                                         ---------------
             Total stockholders' equity                                                        4,191,097
                                                                                         ---------------
             Total liabilities and stockholders' equity                                  $     6,906,856
                                                                                         ===============


                     See accompanying notes to consolidated financial statements.

                                                  F-5

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   2002                 2001
                                                                          -------------------    -----------------
Revenue:
    Technology fees and licensing revenue                                 $           506,900    $         317,459
    Development fees and related services                                             636,425              202,615
    Product royalties                                                                 261,819                    -
    Net product sales                                                                 225,804                    -
                                                                          -------------------    -----------------
                                                                                    1,630,948              520,074
                                                                          -------------------    -----------------
 Cost of revenue:
   Cost of development fees and related services                                      210,501              206,974
   Cost of product sales                                                               85,420                  -
                                                                          -------------------    -----------------
       Total cost of revenue                                                          295,921              206,974
                                                                          -------------------    -----------------
       Gross profit                                                                 1,335,027              313,100
                                                                          -------------------    -----------------

Operating expenses:
   Research and development                                                         2,468,347            1,815,082
   Sales and marketing                                                                437,256              342,803
   General and administrative                                                       1,079,927            1,766,423
                                                                          -------------------    -----------------
       Total operating expenses                                                     3,985,530            3,924,308
                                                                          -------------------    -----------------
Loss from operations                                                               (2,650,503)          (3,611,208)
                                                                          -------------------    -----------------
Other income (expense):
   Interest income                                                                     39,086               15,185
   Interest expense                                                                    (4,897)             (79,040)
   Other income (expense), net                                                          1,923                 (859)
                                                                          -------------------    -----------------
       Other income (expense), net                                                     36,112              (64,714)
                                                                          -------------------    -----------------
Net loss                                                                           (2,614,391)          (3,675,922)
Less preferred stock deemed dividend related to
  beneficial conversion feature                                                    (3,281,564)          (4,872,580)
                                                                          -------------------    -----------------

Net loss applicable to common shares                                      $        (5,895,955)   $      (8,548,502)
                                                                          ===================    =================

Basic and diluted net loss per common share                               $              (.33)   $            (.56)
                                                                          ===================    =================
Basic and diluted weighted average number of common
  shares outstanding                                                               17,921,479           15,190,026
                                                                          ===================    =================

                          See accompanying notes to consolidated financial statements.

                                                         F-6

                                SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)




                                        Series A
                                     Preferred Stock           Common Stock       Additional                Deferred
                                -----------------------  -----------------------   Paid-in    Advance to  Compensation  Accumulated
                                  Shares        Amount     Shares        Amount    Capital    Stockholder   Expense      Deficit
                                ----------    ---------  ----------    ---------  ----------- ----------- ------------  -----------
BALANCE as of
  December 31, 2000                      -    $       -  12,449,440    $ 248,989  $17,318,513   $ (2,801)  $(140,453) $ (19,245,503)

Issuance of preferred stock     10,917,030       10,917           -            -    4,872,580          -           -
  for cash, net of expenses                                                                                                       -
Repayment from stockholder               -            -           -            -            -      2,801           -              -
Exercise of series D warrants
  for cash                               -            -     153,388        3,067       73,627          -           -              -
Issuance of common stock for
  cash in February Private
  Placement                              -            -     341,066        6,822      163,711          -           -              -
Issuance of common stock for
  cash in April Private
  Placement,  net of expenses            -            -   2,840,000       56,800    1,224,200          -           -              -
Conversion of note payable
   and debt to common stock
   and warrants                          -            -     394,947        7,899      217,949          -           -              -
Amortization of deferred
   compensation expense                  -            -           -            -            -          -     131,763              -
Issuance of common stock to
   Rubicon for consulting
   service and finders fees              -            -     478,000        9,560      285,440          -           -              -
Issuance of common stock for
   cash in September Private
   Placement,  net of expenses           -            -     120,000        2,400       47,600          -           -              -
Issuance of common stock for
   cash in November Private
   Placement, net of expenses            -            -     360,000        7,200      142,800          -           -              -
Issuance of common stock upon
   exercise of series G
   warrants                              -            -     784,638       15,693      (15,693)         -           -              -
Issuance of common stock
   options for consulting
   services                              -            -           -            -       23,882          -     (10,383)             -
Preferred stock deemed
   dividend related to
   beneficial conversion
   feature                               -            -           -            -    4,872,580          -           -     (4,872,580)
Net loss                                 -            -           -            -            -          -           -     (3,675,922)
                                ----------    ---------  ----------    ---------  -----------   --------  ----------  -------------
BALANCE as of
   December 31, 2001            10,917,030       10,917  17,921,479      358,430   29,227,189          -     (19,073)   (27,794,005)
                                ----------    ---------  ----------    ---------  -----------   --------  ----------  -------------
Issuance of preferred stock
   for cash, net of expenses    10,944,339       10,944           -            -    4,992,013          -           -              -
Amortization of deferred
   compensation expense                  -            -           -            -            -          -      19,073              -
Preferred stock dividend
   related to beneficial
   conversion feature                    -            -           -            -    3,281,564          -           -     (3,281,564)
Net loss                                 -            -           -            -            -          -           -     (2,614,391)
                                ----------    ---------  ----------    ---------  -----------   --------  ----------  -------------
BALANCE as of
  December 31, 2002             21,861,369    $  21,861  17,921,479    $ 358,430  $37,500,766   $      -  $        -  $ (33,689,960)
                                ==========    =========  ==========    =========  ===========   ========  ==========  =============


                                  See accompanying notes to consolidated financial statements.

                                                              F-7

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Years Ended December 31,
                                                                             2002              2001
                                                                        --------------    --------------
Cash flows from operating activities:
    Net loss                                                            $   (2,614,391)   $   (3,675,922)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                           54,886           252,246
        Common stock issued for consulting services                                  -           156,000
        Amortization of deferred compensation                                   19,073           131,763
        Common stock options issued for consulting services                          -            13,499
        Compensation expense for cancellation of warrants                            -             6,735
        Changes in operating assets and liabilities:
           Accounts receivable                                                (142,385)           (6,005)
           Notes receivable, net                                                 2,132            (2,132)
           Inventory                                                          (393,888)                -
           Prepaid expenses and other                                         (244,023)          (34,793)
           Accounts payable                                                    108,134           (38,066)
           Accrued liabilities                                                (245,389)          296,451
           Deferred revenue                                                    887,325            20,669
           Deferred rent                                                       (18,306)          (10,046)
                                                                        --------------    --------------
              Net cash used in operating activities                         (2,586,832)       (2,889,601)
                                                                        --------------    --------------
Cash flows from investing activities:
    Purchase of property and equipment                                        (158,218)              -
    Purchase of property and equipment                                        (121,734)          (53,112)
                                                                        --------------    --------------
              Net cash used in investing activities                           (279,952)          (53,112)
                                                                        --------------    --------------
Cash flows from financing activities:
   Payments on notes payable                                                         -          (450,000)
   Net proceeds from issuance of common stock                                        -         1,867,227
   Net proceeds from issuance of preferred stock                             5,002,957         4,883,497
   Net repayments on stockholder loans                                               -             2,801
                                                                        --------------    --------------
              Net cash provided by financing activities                      5,002,957         6,303,525
                                                                        --------------    --------------
Net increase in cash                                                         2,136,173         3,360,812
Cash and cash equivalents at beginning of the period                         3,371,407            10,595
                                                                        --------------    --------------
Cash and cash equivalents at end of the period                          $    5,507,580    $    3,371,407
                                                                        ==============    ==============

 Supplemental disclosure of cash flow information:
   Cash paid for interest                                               $        4,897    $       79,040



                          See accompanying notes to consolidated financial statements.

                                                      F-8

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      NATURE OF OPERATIONS

History and Nature of Operations

Specialized Health Products, Inc. ("SHP"), a Utah corporation, was incorporated in November 1993. On July 28, 1995, SHP became a wholly owned subsidiary of SHPI, a Delaware corporation, through a merger with a subsidiary of SHPI (the "Acquisition"). On that date SHP changed its name to "Specialized Health Products International, Inc. ("SHPI")." The persons serving as officers and directors of SHP immediately prior to the consummation of the Acquisition were elected to the same offices with SHPI and retained their positions as directors and officers of SHP. In addition, the outstanding securities of SHP became outstanding securities of SHPI.

SHPI designs, develops, manufactures, and licenses safety healthcare products that minimize the risk of accidental needle sticks. The Company has 20 highly differentiated, patented safety needle technologies. These technologies apply to the following: syringe, pre-filled syringe, IV catheter, guidewire introducer, PICC introducer, winged needle sets, blood collection, epidural, spinal, plasma aphaeresis sets, dialysis sets, Huber, biopsy, and other specialty needles. The Company emerged from the development stage in 2002 and operates in one business segment.

The Company's business model is to enter into licensing, original equipment manufacturing ("OEM") supply, or distribution agreements for its products, rather than engage in direct sales of products to end-users on its own. SHPI has entered into product agreements relating to specific technologies and product lines with The Kendall Company ("Kendall"), a division of Tyco Healthcare Group LP, Bard Access Systems, Inc. ("Bard"), TAP Pharmaceutical Products Inc. ("TAP") and Merit Medical Systems, Inc. ("Merit"). SHPI has distribution agreements in place with Cardinal Health, Medline Industries, Inc. ("Medline"), and Physician Sales and Service, Inc. ("PSS") for products marketed under the SHPI label.

The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new safety needle products and the level of sales of our current products. As of December 31, 2002, the Company had accounts payable and accrued liabilities totaling $515,972. We also had current deferred revenue of $1,202,338, which will not require the use of cash. At December 31, 2002, the Company had cash of $2,007,580, with an additional $3,500,000 invested in certificates of deposit. This cash, along with cash generated from the sale of products, development fees and royalties, is expected to provide sufficient cash for the Company to execute it's business plan in 2003. If the Company is not able to reduce its operating losses, its liquidity will be adversely affected and the Company may be required to seek additional sources of financing to fund operations. The Company may not be able to obtain adequate financing when needed or obtain it on terms which are satisfactory. Failure to raise capital when needed could prevent the Company from achieving its business objectives.


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

Concentrations of Credit Risk

The Company's distribution and license agreements are primarily with partners operating in the United States. At December 31, 2002, one partner accounted for approximately 77% of the accounts receivable balance. For the years ended December 31, 2002 and 2001, two partners and one partner accounted for approximately 82% and 86% of total revenues, respectively.

The Company is currently utilizing a single contract manufacturer to produce its LiftLoc(R) Safety Infusion Set.

Cash and Cash Equivalents

The Company considers all certificates of deposit with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents are deposited with financial institutions and at times may exceed insured depository limits.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined using the FIFO method. At December 31, 2002, inventory is comprised of the following:

         Raw materials                      $  217,060
         Work in process                        48,258
         Finished goods                        128,570
                                            ----------
         Total                              $  393,888
                                            ==========

Property and Equipment

Property and equipment are stated at cost. Manufacturing equipment is depreciated using the straight-line method over seven years or the units-of-production method, whichever is greater. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. All other property and equipment are depreciated using the straight-line method based on the estimated five-year useful life of the related assets, except for computer equipment and software, which have a useful life of three years.

Maintenance and repairs are charged to expense as incurred and costs of improvements and betterments are capitalized. Upon disposal or sale, the related asset costs and accumulated depreciation or amortization are removed from the accounts and resulting gains or losses are reflected in current operations.

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Assets and for Long-Lived Assets to be Disposed Of," the Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. As of December 31, 2002, management did not consider any of the Company's long-lived assets to be impaired.

Other Assets

Other assets consist of a building security lease deposit for the Company's headquarters building.

Intangible Assets

Intangible assets consist of outside legal patent costs which have been capitalized and are being amortized over 17 years. Accumulated amortization at December 31, 2002 was $5,958.

Stock Options

The Company accounts for stock options granted using Accounting Principles Board APB Opinion 25. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans (See Note 5) been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net loss and net loss per common share would have changed to the pro forma amounts indicated below:

                                                                  2002              2001
                                                               ------------      ------------
Net loss applicable to common                                  $ (5,895,955)     $ (8,548,502)
  stockholders, as reported
Total compensation cost determined
  under fair value based method for
  all awards                                                     (1,384,435)        (507,032)
                                                               ------------      ------------

Pro forma net loss applicable to
  common stockholders                                          $ (7,280,390)     $ (9,055,534)
                                                               ============      ============

Basic and diluted net loss per      As reported                $       (.33)     $       (.56)
   common share:                    Pro forma                          (.41)             (.60)

Revenue Recognition

Pursuant to Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", the Company recognizes license revenue when the following criteria has been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price is fixed or determinable, and (d) collectibility is reasonably assured.

The Company received upfront fees totaling $2,500,000 from Tyco Healthcare and $100,000 from Merit. These upfront payments are being recognized ratably over the life of the respective agreements.

Product revenues are recognized upon the shipment date of the product, and transfer of both title and risk of loss to the customer.

Royalty revenues are recognized as revenues when the related products are sold or upon the Company's fulfillment of any future obligation under the related agreements. Revenue from development agreements is recognized, in accordance with the terms of the agreements, as the services are performed.

Research and Development Costs

Research and development costs are expensed as incurred.

Income Taxes

The Company recognizes a liability or asset for net operating loss carry forwards and the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

The book values of the Company's financial instruments approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. The adoption of SFAS No. 141 and No. 142 on January 1, 2002, did not have a material impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lives Assets and for Long-Lived Assets to be Disposed of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 on January 1, 2002, did not have a material impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 145, which is effective for fiscal years beginning after May 15, 2002, among other things, eliminates the requirement that gains and losses from the extinguishments of debt be classified as extraordinary items. The Company does believe the adoption of SFAS No. 145 will have a significant effect on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses significant issues related to the recognition, measurement, and reporting of costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not believe that the adoption of SFAS No. 146 will have a significant effect on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a significant effect on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation Number 45, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 5, 57, and 107 and rescission of FIN 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of FIN 45 is not expected to have a significant effect on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIE's") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company does not believe that the adoption of FIN 46 will have a significant effect on its financial position or results of operations.

Basic and Diluted Net Loss Per Common Share

As a result of the Company incurring net losses for the years ended December 31, 2002 and 2001, the basic and diluted net loss per common share for the years are based on the weighted average number of common shares outstanding. Stock options and warrants prior to conversion are not included in the calculation of diluted net loss per common share for the year because their inclusion would be antidilutive, thereby reducing the net loss per common share. Options and warrants to purchase 7,347,500 and 7,107,500 shares of common stock at exercise prices ranging from $1.00 to $2.00 per share were outstanding at December 31, 2002 and 2001, respectively.

Additionally, as of December 31, 2002 and 2001, respectively, there were 21,861,369 and 10,917,030 shares of Series A Preferred Stock outstanding, which are convertible into common stock on a one-for-one basis. Such shares were also not included in the computation of diluted earnings per share for the respective years then ended because their inclusion would be antidilutive.

Reclassifications

Certain reclassifications have been made in the 2001 consolidated financial statements to conform to the 2002 presentation.

(3)      DISTRIBUTION AND LICENSE AGREEMENTS

Kendall

In November 1999, SHPI entered into a Development and License Agreement (the "Kendall Agreement") with The Kendall Company ("Kendall"), a division of Tyco Healthcare Group LP, ("Tyco Healthcare") relating to the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective in March 2000. In

April 2000, the Company received $1,464,956 under the Kendall Agreement. SHPI received an additional $1,000,000 in November 2002 in exchange for assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related U.S. patents and their progeny for a technology. Both of these payments are being recognized ratably over the life of the Kendall Agreement. The assignment of the patent rights to Kendall provides for the Company's retention of an exclusive, royalty-free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for the Company to receive development fees and ongoing royalties, including a $500,000 advance royalty payment also received in November 2002.

In April 2002, the Company entered into a Second Development and License Agreement with Kendall (the "2nd Kendall Agreement") relating to blood collection needles and blood collection needle/holder combinations. Under the terms of the agreement, SHPI will receive reimbursement for research and development expenses, payments related to the achievement of certain regulatory and sales milestones, and on-going royalty payments on all product sales.

Under the Development and License Agreement executed between Kendall and the Company related to the Monoject Magellan(TM) safety products, Kendall has the right to withhold up to fifty percent (50%) of royalties due as an offset against litigation expenses related to charges of infringement by a third party for the manufacture, use or sale of licensed product. This right continues during the period in which such litigation is pending. If, as a result of judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due the Company on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to the Company.

Bard Access Systems

In September 2001, the Company entered into a Distribution Agreement (the "Bard Agreement") with Bard whereby Bard acquired the non-exclusive right to promote, market, distribute and sell LiftLoc(R) Safety Infusion Set, which SHPI manufactures, to hospitals and group purchasing organizations. The Bard Agreement excludes alternate site locations. Under the terms of the agreement, SHPI sells finished product to Bard for marketing under Bard's private label. Bard is subject to minimum purchase requirements. The Bard Agreement is for a two-year period from the initial date of product launch, and automatically renews for successive one-year terms unless terminated by Bard in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

TAP Pharmaceutical Products

In July 2002, SHPI entered into a Development and License Agreement (the "TAP Agreement") with TAP Pharmaceutical Products Inc. (a joint venture between Abbott Laboratories and Takeda Chemical Industries, Ltd.), whereby TAP acquired the right to attach the Company's proprietary safety needle device to TAP's pre-filled syringes. The TAP Agreement has an effective date of January 1, 2002. Under the TAP Agreement, SHPI has and will receive reimbursement for research and development expenses, payments related to the achievement of certain development and regulatory milestones, and on-going royalty payments based upon the number of pre-filled syringes manufactured with the Company's proprietary safety needle device. The TAP Agreement is for a minimum period of three years.

Merit Medical Systems

In January 2001, the Company entered into a License Agreement (the "Merit Agreement") with Merit Medical Systems, Inc. relating to the manufacture and marketing of safety needle devices for angiographic guidewire introducers. SHPI received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably by the Company over the estimated five-year life of the Merit Agreement. Under the terms of the Merit Agreement, SHPI will receive ongoing royalties on net product sales and began receiving minimum royalty payments in 2002

Physician Sales & Service

In July 2002, the Company entered into a Distribution Agreement (the "PSS Agreement") with Physician Sales and Service, Inc. ("PSS") whereby PSS acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, PSS purchases SHPI branded product from the Company for resale to PSS's end-user customers. The PSS Agreement is for a one-year period, which automatically renews for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

Medline Industries

In August 2002, the Company entered into a Distribution Agreement (the "Medline Agreement") with Medline Industries, Inc. whereby Medline acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, Medline purchases SHPI branded product from the Company for resale to Medline's end-user customers. The Medline Agreement is for a one-year period, which automatically renews for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

Allegiance Healthcare

In August 2002, the Company entered into a Distribution Agreement (the "Allegiance Agreement") with Allegiance Healthcare Corporation, now named Cardinal Health, whereby Allegiance acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, Allegiance purchases SHPI branded product from the Company for resale to Allegiance's end-user customers. The Allegiance Agreement shall continue until 90 days after written notice of termination is received by either party.

(4)      COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases office space under a non-cancelable operating lease. The following summarizes future minimum lease payments under the operating lease at December 31, 2002:

                                                          Minimum
                    Year Ending December 31            Lease Payments
                                                       -------------
                            2003                       $     244,823
                            2004                             253,908
                            2005                             260,397
                            2006                             107,499
                                                       -------------
                                                       $     866,627
                                                       =============

Rental expense for the years ended December 31, 2002, and 2001 totaled approximately $268,500 and $280,000, respectively. In July 2002, the Company amended the lease to extend it from May 31, 2003 through May 31, 2006. In conjunction with the extension, rent payable during the remaining term of the original lease and the term of the extended lease was reduced to a more favorable rate, the total space rented was reduced by 1,699 square feet, and certain leasehold improvements were funded by the landlord. Beginning March 1, 2000, the Company subleased approximately 3,300 square feet of its office space, generating sublease payments of $16,500 during 2001. The sublease agreement was terminated effective January 31, 2002.

Employment and Indemnity Agreements

The Company has entered into employment agreements with five members of senior management. While each differs as to salary, bonus and stock options, each of the agreements provides for health and life insurance coverages, vacation, and severance benefits if the officers are terminated for reasons other than disability, death, or for cause.

In January 2003, the Company approved a 2003 Executive Officer Bonus Plan. Under the plan executive officers eligible for bonuses during 2003 include the CEO, COO, VP of Sales and Marketing and VP of Business Development. Plan participants will earn 20% of their annual salary based upon 100% achievement of the overall revenue goal outlined in the approved budget plan. Also, plan participants will be eligible to receive incremental bonus payments for performing beyond the budget plan. The amount of incremental payments, if earned, will be based upon the recommendation of the Compensation Committee and approved by the board of directors. The maximum base bonus that could be paid under this plan is $160,200. In connection with this plan, the Company also adopted an Employee Bonus Plan for employees other than the Named Executive Officers to reward specific individual or team achievements during 2003.

SHPI has entered into indemnity agreements (the "Indemnity Agreements") with each of its executive officers and directors pursuant to which the Company has agreed to indemnify the officers and directors to the fullest extent permitted by law for any event or occurrence related to the service of the indemnitee for SHPI as an officer or director that takes place prior to or after the execution of the Indemnity Agreement. The Indemnity Agreements obligate the Company to reimburse or advance expenses relating to any proceeding arising out of an indemnifiable event. Under the Indemnity Agreements, SHPI's officers and directors are presumed to have met the relevant standards of conduct required by Delaware law for indemnification. Should the Indemnity Agreements be held to be unenforceable, indemnification of these officers and directors may be provided by SHPI in certain cases at the Company's discretion.

Litigation

The Company is not involved in any litigation matters and is unaware of any pending litigation.

(5)      STOCK OPTIONS

Effective November 2001, the Company's Board of Directors and stockholders approved the adoption of the Specialized Health Products International, Inc. 2001 Stock Option plan. The plan permits the Company to grant non-qualified stock options and incentive stock options to acquire common stock. The total number of shares authorized for the plan may be allocated by the board between the non-qualified stock options and the incentive stock options from time to time, subject to certain requirements of the Internal Revenue Code of 1986, as amended. The option exercise price per share under the plan may not be less than the fair market value of a share of common stock on the date on which the option is granted. A total of 5,000,000 shares are available for issuance under the plan. The options are exercisable for a period not to exceed 10 years (or five years when the optionee is a 10 percent stockholder) from the date of grant. At December 31, 2002, options to acquire an aggregate of 4,984,690 shares of common stock at exercise prices ranging from $1.00 to $2.00 were outstanding under the 2001 Stock Option plan.

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

As of December 31, 2002, options to acquire an aggregate of 1,562,810 shares of common stock at exercise prices ranging from $1.00 to $2.00 were outstanding under the 2000 and 1998 stock option plans.

A summary of the status of the Company's option plans as of December 31, 2002 and 2001, and changes during the years then ended is presented below:

                                      2002                     2001
                           -------------------------- --------------------------
                              Wtd. Avg.      Wtd. Avg.   Exercise      Exercise
                                Shares        Prices      Shares        Prices
                            ------------ ------------ ------------ -------------
Outstanding at beginning
  of year                     6,057,500    $   1.27       1,939,000    $  1.70
Granted                         500,000        1.00       5,004,690       1.21
Exercised                             -         -                 -
Forfeited                       (10,000)       2.62        (886,190)      1.88
                            ------------              -------------
Outstanding at end
  of year                      6,547,500       1.26       6,057,500       1.27
                            ============              =============
Exercisable at end
  of year                      2,595,768       1.40       1,033,310       1.66
                            ============              =============
Weighted average fair
  value of options
  granted                   $       0.55              $        0.85
                            ------------              -------------

The following table summarizes information about the stock options outstanding at December 31, 2002:

                                          Options Outstanding                        Options Exercisable
                             Number           Wtd. Avg.                           Number
                           Outstanding        Remaining        Wtd. Avg.        Exercisable       Wtd. Avg.
        Range of         as of December      Contractual        Exercise      as of December       Exercise
     Exercise Prices        31, 2002             Life            Price           31, 2002           Price
   -------------------- ------------------ ------------------ ------------- -------------------- -------------
    $     1.0000                578,000         7.91 years                            78,000
          1.1250                118,000         7.45                                 118,000
          1.1900              4,584,690         8.87                               1,327,625
          1.2500                407,810         5.07                                 279,810
          1.4375                  8,000         7.88                                   8,000
          1.5100                100,000         8.99                                  33,333
          1.5625                100,000         7.74                                 100,000
          1.6250                 55,000         6.90                                  55,000
          1.7500                  5,000         0.45                                   5,000
          2.0000                594,000         1.46                                 591,000
                        ------------------                    ------------- -------------------- -------------
    $1.00 to 2.0000           6,547,500                          $  1.26           2,595,768       $     1.40
                        ==================                    ============= ==================== =============

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002 and 2001: average risk-free interest rate of approximately 2.5 and 3.5 percent, respectively; expected lives of 10 years and 5 years, respectively; expected dividend yields of zero percent in each year; expected volatility of 81, 63 and 92 percent, respectively.

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

The following summarizes all warrant activity for the Company for the years ended December 31, 2002, and 2001.

                                      2002                     2001
                           -------------------------- --------------------------
                              Wtd. Avg.      Wtd. Avg.   Exercise      Exercise
                                Shares        Prices      Shares        Prices
                            ------------ ------------ ------------ -------------
Outstanding at beg-
  inning of the year          1,050,000       $ 1.85    4,359,787      $  2.00
Granted                               -            -      300,000         1.25
Exercised                             -            -      (76,694)        1.00
Forfeited                      (250,000)        2.00   (3,533,093)        2.00
                          -------------               -----------
Outstanding at end of
  the year                      800,000       $ 1.72    1,050,000      $  1.85
                          =============               ===========

Exercisable at end of
  the year                      800,000                 1,050,000
                          =============               ===========


(6)      CAPITAL TRANSACTIONS

The Series A Preferred Stock Purchase Agreement entered into in November 2001 provided that the investors had the right, but not the obligation, to acquire additional shares of Series A Preferred Stock at $.458 per share ($5,000,000 total) during the 12 months following the initial closing date of November 7, 2001. In September 2001, Galen Partners exercised their option to purchase the additional shares to which they held rights. Under terms of the agreement, the options to purchase held by the remaining qualified investors would expire in thirty days if not exercised. All of those holding options to purchase exercised some or all of their rights, purchasing an additional 10,944,339 shares of Series A Preferred stock. The Company realized net proceeds of $5,002,957 from the transaction. A non-cash beneficial conversion charge of $3,281,564 was recognized related to this transaction, as the conversion price was less than the market price of the Company's common stock on the date of exercise. This amount has been treated as a deemed preferred stock dividend in the 2002 financial statements.

The holders of Series A Preferred Stock are entitled to receive dividends at the rate of eight percent per share per annum, payable semi-annually, when, if and as declared by the board of directors out of any assets legally available therefore. The right to dividends on the Series A Preferred Stock is not cumulative, and the holders of Series A Preferred Stock have no right to any accrued or future dividend payment by reason of the fact that dividends on such shares are not declared or paid in any prior year. As of December 31, 2002, no dividends had been declared or paid.

Upon liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to at least $.458 per outstanding share of Series A Preferred Stock, plus an amount equal to eight percent annual compounded return on $.458 per outstanding share of Series A Preferred Stock from the date of the initial purchase of such shares less any dividends previously paid on such shares ($10,621,915 at December 31, 2002).

The holder of each share of Series A Preferred Stock has the right to one vote for each share of common stock into which the Series A Preferred Stock could then be converted (with fractional shares being rounded to the nearest whole share). The preferred stockholders have full voting rights and powers equal to the voting rights and powers of the common stockholders.

Each share of Series A Preferred Stock shall be convertible at the option of the holder thereof, at any time after the date of issuance of such share, into the equivalent number of common shares. In addition, each share of Series A Preferred Stock shall automatically be converted into the equivalent number of shares of common stock at any time 66 2/3% of the Series A Preferred Stock has been converted by the holders into common stock. Each share of Series A Preferred Stock shall automatically be converted into the equivalent number of shares of common stock if, after the second anniversary of the original issue date, the Company's average closing share price per common stock for at least 20 consecutive trading days exceeds three times the conversion price.

(7)      INCOME TAXES

The Company recognized no income tax benefit in 2002 and 2001 from its net operating losses. Significant components of the Company's deferred income tax asset and deferred income tax liability as of December 31, 2002 is as follows:

                                                                        2002
                                                                  --------------
         Deferred income tax assets:
            Net operating loss carryforwards                      $   8,085,064
            Non cash compensation expense                               211,556
            Accrued compensation                                         12,585
            Patent costs                                                128,446
            Financial reporting accruals and reserves                    27,051
            Research and experimentation tax credits                    395,678
            Deferred revenue                                            634,301
                                                                  --------------
                Total gross deferred income tax asset                 9,494,682
            Less valuation allowance                                 (9,460,376)
                                                                  --------------
                Net deferred income tax asset                            34,306
         Deferred income tax liability -property and equipment          (34,306)
                                                                  --------------
                Net deferred income taxes                         $           -
                                                                  ==============

The net change in the total valuation allowance for the years ended December 31, 2002 and 2001was an increase of $1,295,194 and $1,365,907, respectively.

At December 31, 2002, the Company had total tax net operating losses ("NOLs") of $21,675,776 and Research and Experimentation tax credits of $395,678 that can be carried forward to reduce federal income taxes, if any. Approximately $17,000 of NOLs expired in 2002. As defined in Section 382 of the Internal Revenue Code, the Company has undergone a greater than 50 percent ownership change as a result of the financing initiatives taken in 2001 and 2002. Consequently, a certain amount of the Company's tax net operating loss carryforwards available to offset future taxable income in any one year are limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforwards not utilized in prior years.

(8)      EMPLOYEE BENEFIT PLAN

Employees who are 21 years of age are eligible for participation in the Specialized Health Products International, Inc. 401(k) Plan and may elect to make contributions to the plan. The Company matches 100 percent of such contributions up to five percent of the individual participant's compensation. The Company's contribution to the plan was approximately $67,700 and $61,500 in 2002 and 2001, respectively.

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


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]