Form 10QSB
period 2003-03-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2003-05-14
CIK 790228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2003

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


                                 (801) 298-3360
                         ------------------------------
                         (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

             Class                               Outstanding as of May 12, 2003
-----------------------------                    ------------------------------
 Common Stock, $.02 par value                          17,831,479 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets As of
           March 31, 2003 and December 31, 2002                              3

         Condensed Consolidated Statements of Operations For the
           three month periods ended March 31, 2003 and March 31, 2002       4

         Condensed Consolidated Statements of Cash Flows For the
           three month periods ended March 31, 2003 and March 31, 2002       5

         Notes to Condensed Consolidated Financial Statements                6

Item 2:  Management's Discussion and Analysis and Plan of Operation         11

Item 3:  Controls and Procedures                                            15



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                  16

Item 2:  Changes in Securities                                              16

Item 3:  Defaults upon Senior Securities                                    16

Item 4:  Submission of Matters to a Vote of Security Holders                16

Item 5:  Other Information                                                  16

Item 6:  Exhibits and Reports on Form 8-K                                   16

Signatures                                                                  19

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)


         ASSETS                                                                March 31,            December 31,
                                                                                 2003                   2002
                                                                           --------------        ----------------
Current assets:
   Cash                                                                    $    4,511,220        $      5,507,580
   Accounts receivable                                                            219,410                 242,935
   Inventory                                                                      399,286                 393,888
   Prepaid expenses and other                                                     221,347                 293,017
                                                                           --------------        ----------------
     Total current assets                                                       5,351,263               6,437,420
                                                                           --------------        ----------------

Property and equipment, net:
   Research and development machinery and equipment                               352,055                 352,055
   Office furniture and fixtures                                                  158,085                 158,085
   Computer equipment and software                                                198,207                 192,484
   Leasehold improvements                                                         139,350                 139,350
   Molds                                                                           14,711                  14,711
   Manufacturing equipment                                                         39,120                  39,120
   Construction-in-progress                                                       152,000                 105,537
                                                                           --------------        ----------------
                                                                                1,053,528               1,001,342
   Less accumulated depreciation and amortization                                (748,083)               (711,167)
                                                                           --------------        ----------------
     Total property and equipment, net                                            305,445                 290,175
                                                                           --------------        ----------------

Other assets                                                                       27,000                  27,000

Intangible assets, net                                                            173,224                 152,261
                                                                           --------------        ----------------
                                                                           $    5,856,932        $      6,906,856
                                                                           ==============        ================

Current liabilities:
   Accounts payable                                                        $      158,529        $        200,675
   Accrued liabilities                                                            185,586                 315,297
   Deferred revenue                                                             1,270,342               1,202,338
                                                                           --------------        ----------------
     Total current liabilities                                                  1,614,457               1,718,310

Deferred revenue, net of current portion                                          779,168                 983,653
Unamortized rent                                                                    8,918                  13,796
                                                                           --------------        ----------------
     Total liabilities                                                          2,402,543               2,715,759
                                                                           --------------        ----------------

Commitments and contingencies (Note 5)

Stockholders' equity:
   Series A preferred stock, $.001 par value; 30,000,000 shares
     authorized, 21,861,369 shares outstanding                                     21,861                  21,861
   Common stock, $.02 par value; 70,000,000 shares authorized,
     17,831,479 and 17,921,479 shares outstanding, respectively                   356,630                 358,430
   Additional paid-in capital (common and preferred)                           37,502,557              37,500,766
   Accumulated deficit                                                        (34,426,659)            (33,689,960)
                                                                           --------------        ----------------
     Total stockholders' equity                                                 3,454,389               4,191,097
                                                                           --------------        ----------------
                                                                           $    5,856,932        $      6,906,856
                                                                           ==============        ================



                  See accompanying notes to condensed consolidated financial statements.

                                                    3

                         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                                    Three Months Ended
                                                                         -----------------------------------------
                                                                             March 31,             March 31,
                                                                               2003                   2002
                                                                         ------------------    -------------------
Revenues:
   Technology fees and licensing revenues                                $        191,406      $          79,002
   Development fees and related services                                           14,978                298,695
   Net product sales and royalties                                                278,297                   -
                                                                         ----------------      -----------------
     Total revenues                                                               484,681                377,697
                                                                         ----------------      -----------------

Cost of revenues                                                                   63,701                 72,191
                                                                         ----------------      -----------------

     Gross profit                                                                 420,980                305,506
                                                                         ----------------      -----------------

Operating Expenses:
   Research and development                                                       628,614                668,727
   Sales and marketing                                                            287,599                 30,552
   General and administrative                                                     274,495                245,186
                                                                         ----------------      -----------------

     Total operating expenses                                                   1,190,708                944,465
                                                                         ----------------      -----------------

Loss from operations                                                             (769,728)              (638,959)
                                                                         ----------------      -----------------

Other income (expense):
   Interest income                                                                 31,354                  9,220
   Interest expense                                                                    -                  (2,989)
   Other income, net                                                                1,665                  1,331
                                                                         ----------------      -----------------

     Total other income (expense), net                                             33,019                  7,562
                                                                         ----------------      -----------------

Net loss                                                                 $       (736,709)     $        (631,397)
                                                                         ================      =================

Basic and diluted net loss per common share                              $           (.04)     $            (.04)
                                                                         ================      =================

Basic and diluted weighted average number of
   common shares outstanding                                                   17,831,479             17,921,479
                                                                         ================      =================



                          See accompanying notes to condensed consolidated financial statements.

                                                             4

                         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                                    March 31,            March 31,
                                                                                      2003                 2002
                                                                                 --------------      ---------------
Cash flows from operating activities:
   Net loss                                                                      $     (736,709)     $      (631,397)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                                       39,662               30,372
     Amortization of deferred compensation                                                    -               12,795
     Changes in operating assets and liabilities:
       Accounts receivable                                                               23,525                5,530
       Inventory                                                                         (5,398)                   -
       Prepaid expenses and other                                                        71,670              (24,085)
       Accounts payable                                                                 (42,145)              43,867
       Accrued liabilities                                                             (129,711)            (151,814)
       Deferred revenue                                                                (136,481)            (198,679)
       Unamortized rent                                                                  (4,876)              (3,758)
                                                                                 --------------      ---------------
         Net cash used in operating activities                                         (920,463)            (917,169)
                                                                                 --------------      ---------------

Cash flows from investing activities:
   Purchase of property and equipment                                                   (52,186)              (2,929)
   Purchase of patents, technology and related costs                                    (23,711)             (50,636)
                                                                                 --------------      ---------------
         Net cash used in investing activities                                          (75,897)             (53,565)
                                                                                 --------------      ---------------

Cash flows from financing activities:
         Net cash provided by financing activities                                            -                    -
                                                                                 --------------      ---------------

Net decrease in cash                                                                   (996,360)            (970,734)

Cash at beginning of the period                                                       5,507,580            3,371,407
                                                                                 --------------      ---------------

Cash at end of the period                                                        $    4,511,220      $     2,400,673
                                                                                 ==============      ===============


                      See accompanying notes to condensed consolidated financial statements.

                                                          5

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2002 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003. The Company's significant accounting policies are set forth in Note 2 to the Company's consolidated financial statements in its December 31, 2002 Annual Report on Form 10-KSB.

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of market launches of new safety needle products and the level of sales of our current products. The cash on hand at March 31, 2003, along with cash generated from the sale of products, development fees and royalties, is expected to provide sufficient cash for the Company to execute its business plan in 2003. If the Company is not able to reduce its operating losses, its liquidity will be adversly affected and the Company may be required to seek additional sources of financing to fund operations. The Company may not be able to optain adequate financing when needed or obtain it on terms which are satisfactory. Failure to raise capital when needed could prevent the Company from achieving its business objectives.

         The Company accounts for stock options granted using Accounting Principles Board APB Opinion 25. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net loss and net loss per common share would have changed to the pro forma amounts indicated below:

                                                                           For the three months ended:
                                                                          3/31/ 2003           3/31/2002
                                                                          ----------           ---------
Net loss as reported                                                     $   (736,709)        $   (631,397)
Total compensation cost determined under the fair
  value based method for all awards                                          (295,028)            (346,109)
                                                                         ------------         ------------
Pro forma net loss                                                       $ (1,031,737)        $   (977,506)
                                                                         ============         ============

Based and diluted net loss per                   As reported             $       (.04)        $       (.04)
  common share                                   Pro forma               $       (.06)        $       (.05)

(2) Inventories

         At March 31, 2003 and December 31, 2002, inventory was comprised of the following:

                                           03/31/2003     12/31/2002
                                           ----------     ----------
              Raw Materials                 $ 249,937     $ 217,060
              Work in process                   1,881        48,258
              Finished Goods                  147,468       128,570
                                            ---------     ---------
              Total                         $ 399,286     $ 393,888
                                            =========     =========

(3) Basic and Diluted Net Loss Per Common Share

         As a result of incurring net losses for the three month periods ended March 31, 2003 and 2002, both basic and diluted net loss per share for the periods are based on the weighted average number of common shares outstanding. Stock options and warrants are not included in the calculation of diluted net loss per common share for the periods because their inclusion would be antidilutive, thereby reducing the net loss per common share. The Company has common stock options and warrants with exercise prices ranging from $1.00 to $2.00 per share outstanding at March 31, 2003 to purchase 7,457,500 shares of common stock. Additionally, as of March 31, 2003, there are 21,861,369 shares of Series A Preferred Stock outstanding which are convertible into common stock on a one-for-one basis. The conversion rate is subject to adjustment if we issue additional shares of common stock for an amount less than the then current conversion price and upon the happening of certain other events.

         In 1997, an individual who served as an officer and director of the Company exercised an option to purchase 90,000 shares of common stock. The stock collateralized a note which he provided to the Company. In 2000 a new note was drafted to replace the original. The new note provided for installment payments, with interest charged on the outstanding balance, and contained a provision whereby the Company could elect to cancel the shares issued if the amounts owed were not timely paid. As no payments of principal or interest were received, the shares were cancelled.

         Basic and diluted net loss per common share from operations for the three month periods ended March 31, 2003 and 2002 was $(.04).

(4) Distribution and License Agreements

         Kendall

         In November 1999, the Company entered into a Development and License Agreement (the "Kendall Agreement") with The Kendall Company ("Kendall"), a division of Tyco Healthcare Group LP ("Tyco Healthcare"), relating to the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective in March 2000. In April 2000, the Company received $1,464,956 under the Kendall Agreement. The Company received an additional $1,000,000 in November 2002 in exchange for assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related U.S. patents and their progeny for a technology. Both of these payments are being recognized ratably over the life of the Kendall Agreement. The assignment of the patent rights to Kendall provides for the Company's retention of an exclusive, royalty-free license in a number of strategic product areas. The Kendall Agreement also provides for the Company to receive development fees and ongoing royalties, including a $500,000 advance royalty payment also received in November 2002.

         In April 2002, the Company entered into a Second Development and License Agreement with Kendall (the "2nd Kendall Agreement") relating to blood collection needles and blood collection needle/holder combinations. Under the terms of the agreement, the Company will receive reimbursement for research and development expenses, payments related to the achievement of certain regulatory and sales milestones, and on-going royalty payments on all product sales.

         Bard Access Systems

         In September 2001, the Company entered into a Distribution Agreement (the "Bard Agreement") with Bard Access Systems, Inc. ("Bard") whereby Bard acquired the non-exclusive right to promote, market, distribute and sell the LiftLoc(R) Safety Infusion Set, which the Company manufactures, to hospitals and group purchasing organizations. The Bard Agreement excludes alternate site locations. Under the terms of the agreement, the Company sells finished product to Bard for marketing under Bard's private label. Bard is subject to minimum purchase requirements. The Bard Agreement is for a two-year period from the initial date of product launch, and automatically renews for successive one-year terms unless terminated by Bard in writing not less that 180 days prior to the expiration of the initial term or any renewal term.

         TAP Pharmaceutical Products

         In July 2002, the Company entered into a Development and License Agreement (the "TAP Agreement") with TAP Pharmaceutical Products Inc. ("TAP," a joint venture between Abbott Laboratories and Takeda Chemical Industries, Ltd.), whereby TAP acquired the right to attach the Company's proprietary safety needle device to TAP's pre-filled syringes. The TAP Agreement has an effective date of January 1, 2002. Under the TAP Agreement, the Company has and will receive reimbursement for research and development expenses, payments related to the achievement of certain development and regulatory milestones, and on-going royalty payments based upon the number of pre-filled syringes manufactured with the Company's proprietary safety needle device. The TAP Agreement is for a minimum period of three years.

         Merit Medical

         In January 2001, the Company entered into a License Agreement (the "Merit Agreement") with Merit Medical Systems, Inc. ("Merit") relating to the manufacture and marketing of safety needle devices for angiographic guidewire introducers. The Company received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably by the Company over the estimated five-year life of the Merit Agreement. Under the terms of the Merit Agreement, the Company will receive ongoing royalties on net product sales and began receiving minimum royalty payments in 2002

         Physician Sales & Service

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

         Medline Industries

         In August 2002, the Company entered into a Distribution Agreement (the "Medline Agreement") with Medline Industries, Inc. ("Medline") whereby Medline acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, Medline purchases SHPI branded product from the Company for resale to Medline's end-user customers. The Medline Agreement is for a one-year period, which automatically renews for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

         Allegiance Healthcare

         In August 2002, the Company entered into a Distribution Agreement (the "Allegiance Agreement") with Allegiance Healthcare Corporation ("Allegiance"), now named Cardinal Health, whereby Allegiance acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, Allegiance purchases SHPI branded product from the Company for resale to Allegiance's end-user customers. The Allegiance Agreement shall continue until 90 days after written notice of termination is received by either party.

(5) Commitments and Contingencies

         Purchase Order Commitments

         Due to the long lead-time of critical components for LiftLoc(R) Safety Infusion Set, as of March 31, 2003 the Company had issued $144,817 in long-term purchase orders relating to this product.

         Legal Proceedings

         In December 2002, Becton Dickinson ("BD") filed a lawsuit against Tyco Healthcare in the United States Court of the District of Delaware, asserting that Tyco Healthcare's Monoject Magellan(TM) safety products infringe upon BD's U.S. Patent No. 5,348,544 (`544 Patent), titled "Single-Handedly Actuable Safety Shield for Needles." BD is seeking injunctive relief as well as damages, including attorneys' fees and costs, in an unspecified amount. Tyco Healthcare responded in court filings that the Monoject Magellan(TM) safety products do not infringe on the `544 Patent. Moreover, Tyco Healthcare asserted in court filings that the `544 patent is invalid and unenforceable.

         Under the Kendall Agreement, Tyco Healthcare has the right to withhold up to fifty percent (50%) of royalties due as an offset against litigation expenses related to charges of infringement by a third party for the manufacture, use or sale of licensed product. This right continues during the period in which such litigation is pending. If, as a result of judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due the Company on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to the Company.

(6)  Series A Preferred Stock Purchase Agreement

         The Series A Preferred Stock Purchase Agreement entered into in November 2001 provided that the investors had the right, but not the obligation, to acquire additional shares of Series A Preferred Stock at $.458 per share ($5,000,000 total) during the 12 months following the initial closing date of November 7, 2001. In September 2002, Galen Partners exercised their option to purchase the additional shares to which they held rights. Under terms of the agreement, the options to purchase held by the remaining qualified investors would expire in thirty days if not exercised. All of those holding options to purchase exercised some or all of their rights, purchasing an additional 10,944,339 shares of Series A Preferred stock. In November 2002, the Company realized net proceeds of $5,002,957 from the transaction. A non-cash beneficial conversion charge of $3,281,564 was recognized related to this transaction in November 2002, as the conversion price was less than the market price of the Company's common stock on the date of exercise. This amount has been treated as a deemed preferred stock dividend in the 2002 financial statements.

         The holders of Series A Preferred Stock are entitled to receive dividends at the rate of eight percent per share per annum, payable semi-annually, when, if and as declared by the board of directors out of any assets legally available therefore. The right to dividends on the Series A Preferred Stock is not cumulative, and the holders of Series A Preferred Stock have no right to any accrued or future dividend payment by reason of the fact that dividends on such shares are not declared or paid in any prior year. As of March 31, 2003, no dividends had been declared or paid.

         Upon liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to, any distribution of any of the assets of the Company to the holders of common stock, an amount equal to at least $.458 per outstanding share of Series A Preferred Stock, plus an amount equal to eight percent annual compounded return on $.458 per outstanding share of Series A Preferred Stock from the date of the initial purchase of such shares, less any dividends previously paid on such shares ($10,621,915 at March 31, 2003).

         The holder of each share of Series A Preferred Stock has the right to one vote for each share of common stock into which the Series A Preferred Stock could then be converted (with fractional shares being rounded to the nearest whole share). The preferred stockholders have full voting rights and powers equal to the voting rights and powers of the common stockholders.

         Each share of Series A Preferred Stock is convertible at the option of the holder thereof, at any time after the date of issuance of such share, into the equivalent number of common shares. The conversion rate is subject to adjustment upon the happening of certain events. In addition, each share of Series A Preferred Stock shall automatically be converted into the equivalent number of shares of common stock at any time 66 2/3% of the Series A Preferred Stock has been converted by the holders into common stock. Each share of Series A Preferred Stock shall automatically be converted into the equivalent number of shares of common stock if, after the second anniversary of the original issue date, the Company's average closing share price per common stock for at least 20 consecutive trading days exceeds three times the conversion price.










                [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Item 2. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements included in our Form 10-KSB for the year ended December 31, 2002, and notes thereto.

Overview

         We design, develop, manufacture and license cost-effective, innovative safety healthcare products that minimize the risk of accidental needle sticks, which are a leading cause of the spread of blood-borne diseases such as human immunodeficiency virus and autoimmunodeficiency syndrome ("HIV/AIDS") and hepatitis B virus ("HBV") and hepatitis C virus ("HCV"). We have 20 highly differentiated, patented safety needle technologies. These technologies apply to virtually all medical needles used today including: syringe, pre-filled syringe, IV catheter, guidewire introducer, PICC introducer, winged needle sets, blood collection, epidural, spinal, plasma aphaeresis sets, dialysis sets, Huber, biopsy, and other specialty needles.

Financial Position

         We had $4,511,220 in cash as of March 31, 2003. This is a decrease of $996,360 from December 31, 2002. Working capital as of March 31, 2003 was $3,736,806 as compared to $4,719,110 as of December 31, 2002. This decrease in cash and working capital was primarily due to the cash required to fund operating activities.

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

         In January 2001, we entered into a License Agreement (the "Merit Agreement") with Merit Medical Systems, Inc. relating to the manufacture and marketing of safety needle devices for angiographic guidewire introducers. Merit is a leading manufacturer and marketer of proprietary disposable products used in cardiology and radiology procedures. We received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably over the estimated five-year life of the Merit Agreement. Under the terms of the Merit Agreement, we will receive ongoing royalties on net product sales and began receiving minimum royalty payments in 2002. Merit initiated its U.S. market launch of a safety angiographic needle based upon our proprietary safety needle technology in November 2002. Merit is marketing this product under the Majestik(TM) Shielded Needle brand name. It competes in the estimated $17 million U.S. introducer needle market.

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

         In August 2002, we entered into a Distribution Agreement (the "Allegiance Agreement") with Allegiance Healthcare Corporation, now named Cardinal Health, whereby Allegiance acquired the non-exclusive right to distribute and sell the LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, Allegiance purchases SHPI branded product from us for resale to their end-user customers. The Allegiance Agreement shall continue until 90 days after written notice of termination is received by either party.

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

Three Months Ended March 31, 2003 and 2002

         During the three months ended March 31, 2003, we had total revenues of $484,681, compared with total revenues of $377,697 for the three months ended March 31, 2002. During the three months ended March 31, 2003, we recognized $278,297 in revenue from product sales and product royalties, development fee revenue of $14,978, and $191,406 in technology fee revenue under the agreements with Kendall and Merit. Costs incurred to generate the revenue during the 2003 period were $63,701. During the three months ended March 31, 2002, we recognized development fee revenue of $298,695 and $79,002 in technology fee revenue under the agreements with Kendall and Merit. Costs incurred to generate the revenue during the 2002 period were $72,191.

         Research and development ("R&D") expenses were $628,614 for the three months ended March 31, 2003, compared with $668,727 for the comparable period of the prior year. Our R&D efforts during the three-month period ended March 31, 2003, focused on continued market support of our LiftLoc(R) Safety Infusion Set, as well as the development of other products based upon our proprietary medical safety needle technologies. Our R&D efforts during the three-month period ended March 31, 2002, focused on the commercialization and pre-market qualification of our LiftLoc(R) Safety Infusion Set and the development of several products utilizing our medical safety needle technologies, including the line of safety syringe needle products being marketed by Kendall.

         Sales and marketing expenses were $287,599 for the three months ended March 31, 2003, compared with $30,522 for the comparable period of the prior year. The increase in the three-month period ended March 31, 2003, resulted mainly from the hiring of a Vice President of Sales and Marketing, hiring four geographically dispersed Regional Sales Managers, the establishment of a full-time customer service support team, and travel and promotional expenses related to the support of LiftLoc(R) Safety Infusion Set.

         General and administrative expenses were $274,495 for the three months ended March 31, 2003, compared with $245,186 for the comparable period of the prior year. The increase resulted mainly from the hiring of an Assistant Controller and an increase in insurance costs.

         Total other income was $33,019 for the three months ended March 31, 2003, compared with $7,562 for the comparable period of the prior year. The increase resulted primarily from increased interest earned on funds on deposit.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities, the sale of technology and patents, product sales and royalties, development fees, technology and license fees and proceeds from the exercise of common stock options. We used net cash of $920,463 for operating activities and $75,897 for investing activities during the three months ended March 31, 2003. As of March 31, 2003, our current liabilities totaled $1,614,457 and we had working capital of $3,736,806.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new safety needle products and the level of sales. As of March 31, 2003, we had accounts payable and accrued liabilities totaling $344,115 and the current portion of deferred revenue of $1,270,342. Due to the long lead time of critical components for the safety Huber needle project, as of March 31, 2003, we have issued $144,817 in long-term purchase orders relating to this product. As of March 31, 2003, we had not committed any additional funds for capital expenditures.

Common Stock

         In 1997, an individual who served as an officer and director of the Company exercised an option to purchase 90,000 shares of common stock. The stock collateralized a note which he provided to the Company. In 2000 a new note was drafted to replace the original. The new note provided for installment payments, with interest charged on the outstanding balance, and contained a provision whereby the Company could elect to cancel the shares issued if the amounts owed were not timely paid. As no payments of principal or interest were received, the shares were cancelled.

Stock Options and Warrants

         As of March 31, 2003, we had granted stock options that were exercisable for 6,657,500 shares of common stock at exercise prices ranging from $1.00 to $2.00 per share and issued warrants that are exercisable for 800,000 shares of common stock at exercise prices of $1.25 and $2.00 per share. The exercise of all such stock options and warrants would result in an equity infusion of $9,615,919. All of these stock options and warrants are out of the money and there can be no assurance that any of the stock options or warrants will be exercised.

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

         The Series A Preferred Stock Purchase Agreement (the "Series A Agreement") entered into in November 2001 provided that the investors had the right, but not the obligation to acquire additional shares of Series A Preferred Stock at $.458 per share ($5,000,000 total) during the 12 months following the initial closing date of November 7, 2001. In September 2002, Galen Partners exercised their option to purchase the additional shares to which they held rights. Under the terms of the Series A Agreement, the options to purchase held by the remaining qualified investors would expire in thirty days if not exercised. All of those holding options to purchase exercised some or all of their rights, purchasing an additional 10,944,339 shares of Series A Preferred stock. In November 2002, we realized net proceeds of $5,002,957 from the transaction. A non-cash beneficial conversion charge of $3,281,564 was recognized in November 2002 related to this transaction. This amount has been treated as a preferred stock dividend in the 2002 financial statements.

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

Item 3. Controls and Procedures

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

Item 1.  Legal Proceedings.

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

         Under the Kendall Agreement, Tyco Healthcare has the right to withhold up to fifty percent (50%) of royalties due as an offset against litigation expenses related to charges of infringement by a third party for the manufacture, use or sale of licensed product. This right continues during the period in which such litigation is pending. If, as a result of judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due us on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to us.

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Securityholders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit Index

         EXHIBIT
           NO.                      DESCRIPTION OF EXHIBIT
         -------                    ----------------------

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

         3(ii).1 Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company's Form 10-KSB, dated December 31, 2002).

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

         10.5 Employment Agreement with Mr. Larry Sheldon (Incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB, dated December 31, 2002).

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

         EXHIBIT
           NO.                      DESCRIPTION OF EXHIBIT
         -------                    ----------------------

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

                                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.




Date: May 12, 2003               By  /s/ Jeffrey M.Soinski
                                    --------------------------------------------
                                    Jeffrey M. Soinski
                                    President, Chief Executive Officer, Director




Date: May 12, 2003               By /s/ Keith L. Merrell
                                    --------------------------------------------
                                    Keith L. Merrell
                                    Acting Chief Financial Officer

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


Date: May 12, 2003                                    /s/ Jeffrey M. Soinski
                                                     ---------------------------
                                                      Jeffrey M. Soinski
                                                      President, Chief Executive
                                                      Officer, Director

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


Date: May 12, 2003                                /s/ Keith L. Merrell
                                                 -------------------------------
                                                  Keith L. Merrell
                                                  Acting Chief Financial Officer