Form 10QSB
period 2003-06-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2003-08-13
CIK 790228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2003

                         Commission File Number 0-26694

                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                        93-0945003
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                    585 West 500 South, Bountiful, Utah 84010
           -----------------------------------------------------------
          (Address of principal executive offices, including zip code)


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

                                 [X] Yes [ ] No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                        Outstanding as of August 12, 2003
   ----------------------------             ---------------------------------
   Common Stock, $.02 par value                     17,831,479 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2003
           and December 31, 2002 (Unaudited)                                3

         Condensed Consolidated Statements of Operations
           For the three months ended June 30, 2003 and
           June 30, 2002 (Unaudited)                                        4

         Condensed Consolidated Statements of Operations
           For the six months ended June 30, 2003 and
           June 30, 2002 (Unaudited)                                        5

         Condensed Consolidated Statements of Cash Flows
           For the six months ended June 30, 2003 and
           June 30, 2002 (Unaudited)                                        6

         Notes to Condensed Consolidated Financial Statements               7

Item 2:  Management's Discussion and Analysis or Plan of Operation         12

Item 3:  Controls and Procedures                                           17


                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                 18

Item 2:  Changes in Securities                                             18

Item 3:  Defaults upon Senior Securities                                   18

Item 4:  Submission of Matters to a Vote of Securityholders                18

Item 5:  Other Information                                                 18

Item 6:  Exhibits and Reports on Form 8-K                                  19

Signatures                                                                 22

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)



         ASSETS                                                                June 30,             December 31,
                                                                                 2003                   2002
                                                                           ----------------      ----------------
Current assets:
   Cash and cash equivalents                                               $      3,731,517      $      5,507,580
   Accounts receivable                                                              418,684               242,935
   Inventory                                                                        318,174               393,888
   Prepaid expenses and other                                                       137,825               293,017
                                                                           ----------------      ----------------
     Total current assets                                                         4,606,200             6,437,420
                                                                           ----------------      ----------------

Property and equipment:
   Research and development machinery and equipment                                 356,351               352,055
   Office furniture and fixtures                                                    158,084               158,085
   Computer equipment and software                                                  200,178               192,484
   Leasehold improvements                                                           139,350               139,350
   Molds                                                                            182,820                14,711
   Manufacturing equipment                                                           40,518                39,120
   Construction-in-progress                                                          11,936               105,537
                                                                           ----------------      ----------------
                                                                                  1,089,237             1,001,342
   Less accumulated depreciation and amortization                                  (781,882)             (711,167)
                                                                           ----------------      ----------------
     Net property and equipment                                                     307,355               290,175
                                                                           ----------------      ----------------

Other assets                                                                         27,000                27,000

Intangible assets, net                                                              186,139               152,261
                                                                           ----------------      ----------------
                                                                           $      5,126,694      $      6,906,856
                                                                           ================      ================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                        $        100,669      $        200,675
   Accrued liabilities                                                              210,918               315,297
   Deferred revenue                                                               1,296,023             1,202,338
                                                                           ----------------      ----------------
     Total current liabilities                                                    1,607,610             1,718,310

Deferred revenue, net of current portion                                            625,050               983,653

Deferred rent                                                                         7,953                13,796
                                                                           ----------------      ----------------

     Total liabilities                                                            2,240,613             2,715,759
                                                                           ----------------      ----------------

Stockholders' equity:
   Preferred stock, $.001 par value; 30,000,000 shares authorized,
     21,861,369 shares issued and outstanding                                        21,861                 21,861
   Common stock, $.02 par value; 50,000,000 shares authorized,
     17,831,479 and 17,921,479 shares issued and outstanding in 2003
     and 2002, respectively                                                         356,630               358,430
   Additional paid-in capital                                                    37,502,566            37,500,766
   Accumulated deficit                                                          (34,994,976)          (33,689,960)
                                                                           ----------------      ----------------
     Total stockholders' equity                                                   2,886,081             4,191,097
                                                                           ----------------      ----------------
                                                                           $      5,126,694      $      6,906,856
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

                                                         3

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)



                                                                                      Three Months Ended
                                                                           ---------------------------------------
                                                                               June 30,               June 30,
                                                                                 2003                   2002
                                                                           ----------------      -----------------
Revenues:
   Technology fees and licensing revenues                                  $        191,406      $          79,002
   Development fees and related services                                              5,498                119,825
   Product sales and royalties                                                      670,910                   -
                                                                           ----------------      -----------------
     Total revenues                                                                 867,814                198,827

Cost of revenues                                                                    138,037                 90,257
                                                                           ----------------      -----------------

     Gross profit                                                                   729,777                108,570
                                                                           ----------------      -----------------

Operating expenses:
   Research and development                                                         706,932                649,737
   Sales and marketing                                                              311,830                 24,258
   General and administrative                                                       307,882                238,675
                                                                           ----------------      -----------------
     Total operating expenses                                                     1,326,644                912,670

Loss from operations                                                               (596,867)              (804,100)
                                                                           ----------------      -----------------

Other income (expense):
   Interest income                                                                   28,500                  6,283
   Interest expense                                                                      -                  (1,145)
   Other income                                                                          60                     11
                                                                           ----------------      -----------------

     Total other income, net                                                         28,560                  5,149
                                                                           ----------------      -----------------
Net loss                                                                   $       (568,307)     $        (798,951)
                                                                           ================      =================


Basic and diluted net loss per common share                                $           (.03)     $            (.04)
                                                                           ================      =================

Basic and diluted weighted average number of
   common shares outstanding                                                     17,831,479             17,921,479
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

                                                        4

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                                      Six Months Ended
                                                                           ---------------------------------------
                                                                               June 30,               June 30,
                                                                                 2003                   2002
                                                                           ----------------      -----------------
Revenues:
   Technology fees and licensing revenues                                  $        382,812      $         158,004
   Development fees and related services                                             20,475                418,520
   Product sales and royalties                                                      949,208                   -
                                                                           ----------------      -----------------
     Total revenues                                                               1,352,495                576,524

Cost of revenues                                                                    201,738                162,449
                                                                           ----------------      -----------------

     Gross profit                                                                 1,150,757                414,075
                                                                           ----------------      -----------------

Operating expenses:
   Research and development                                                       1,335,546              1,318,364
   Sales and marketing                                                              599,429                 54,810
   General and administrative                                                       582,376                483,960
                                                                           ----------------      -----------------

     Total operating expenses                                                     2,517,351              1,857,134
                                                                           ----------------      -----------------

Loss from operations                                                             (1,366,594)            (1,443,059)
                                                                           ----------------      -----------------

Other income (expense):
   Interest income                                                                   59,855                 15,503
   Interest expense                                                                    -                    (4,134)
   Other income                                                                       1,723                  1,342
                                                                           ----------------      -----------------

     Total other income, net                                                         61,578                 12,711
                                                                           ----------------      -----------------
Net loss
                                                                           $     (1,305,016)     $      (1,430,348)
                                                                           ================      =================

Basic and diluted net loss per common share                                $           (.07)     $            (.08)
                                                                           ================      =================

Basic and diluted weighted average number of
   common shares outstanding                                                     17,831,479             17,921,479
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

                                                        5

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                        Six Months Ended
                                                                            --------------------------------------
                                                                                June 30,               June 30,
                                                                                  2003                   2002
                                                                            ---------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $    (1,305,016)       $    (1,430,348)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                                                   76,559                 62,977
     Amortization of deferred compensation expense                                     -                    15,207
     Changes in operating assets and liabilities:
       Accounts receivable                                                         (175,749)               (38,640)
       Inventory                                                                     75,714                   -
       Prepaid expenses and other                                                   155,192                (20,270)
       Accounts payable                                                            (100,006)                 3,631
       Accrued liabilities                                                         (104,378)              (234,035)
       Deferred rent                                                                 (5,843)                (8,551)
       Deferred revenue                                                            (264,918)              (197,681)
                                                                            ---------------        ---------------
          Net cash used in operating activities                                  (1,648,445)            (1,847,710)
                                                                            ---------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                               (87,896)               (22,713)
   Purchase of intangible assets                                                    (39,722)              (132,854)
                                                                            ---------------        ---------------
         Net cash used in investing activities                                     (127,618)              (155,567)
                                                                            ---------------        ---------------


NET DECREASE IN CASH                                                             (1,776,063)            (2,003,277)

CASH AT BEGINNING OF PERIOD                                                       5,507,580              3,371,407
                                                                            ---------------        ---------------

CASH AT END OF PERIOD                                                       $     3,731,517        $     1,368,130
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

                                                         6

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      Interim Condensed Consolidated Financial Statements

         The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made. Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on total assets, liabilities or net loss.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2002 Annual Report on Form 10-KSB. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003. The Company's significant accounting policies are set forth in Note 2 to the Company's consolidated financial statements in its December 31, 2002 Annual Report on Form 10-KSB.

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the cost to complete research and development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of market launches of new safety needle products and the level of sales of our current products. The cash on hand at June 30, 2003, along with cash generated from the sale of products, development fees and royalties, is expected to provide sufficient cash for the Company to execute its business plan in 2003. If the Company is not able to reduce its operating losses, its liquidity will be adversely affected and the Company may be required to seek additional sources of financing to fund operations beyond 2003. The Company may not be able to obtain adequate financing when needed or obtain it on terms which are satisfactory. Failure to raise capital when needed could prevent the Company from achieving its business objectives.

         The Company accounts for stock options granted using Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and net loss per common share would have changed to the pro forma amounts indicated below:

                                                    Three months ended:                       Six months ended:
                                              June 30, 2003     June 30, 2002             June 30, 2003     June 30, 2002
                                              -------------     -------------             -------------     -------------
Net loss as reported                           $ (568,307)       $   (798,951)       $ (1,305,016)         $ (1,430,348)
Total compensation cost determined
   under the fair value based method
   for all awards                                (298,383)           (346,109)           (596,766)             (692,218)
                                               ----------        ------------        ------------          ------------

Pro forma net loss                             $ (866,690)       $ (1,145,060)       $ (1,901,782)         $ (2,122,566)
                                               ==========        ============        ============          ============

Basic and diluted net          As reported     $     (.03)       $       (.04)       $       (.07)         $       (.08)
  loss per common share        Pro forma       $     (.05)       $       (.06)       $       (.11)         $       (.12)

(2)      Recent Accounting Pronouncements

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company's results of operations or financial condition.

(3)      Inventory

         At June 30, 2003 and December 31, 2002, inventory was comprised of the following:

                                          June 30, 2003     Dec. 31, 2002
                                          -------------     -------------
              Raw materials                $ 152,283          $ 217,060
              Work in process                   -                48,258
              Finished goods                 165,891            128,570
                                           ---------          ---------
              Total                        $ 318,174          $ 393,888
                                           =========          =========
(4)      Basic and Diluted Net Loss Per Common Share

         As a result of incurring net losses for the three and six month periods ended June 30, 2003 and 2002, both basic and diluted net loss per share for the periods are based on the weighted average number of common shares outstanding. Stock options and warrants are not included in the calculation of diluted net loss per common share for the periods because their inclusion would be antidilutive, thereby reducing the net loss per common share. The Company has common stock options and warrants with exercise prices ranging from $1.00 to $2.00 per share outstanding at June 30, 2003 and 2002 to purchase 7,459,500 and 7,107,500 shares of common stock, respectively. Additionally, as of June 30, 2003 and 2002, there were 21,861,369 and 10,917,030 shares of Series A Preferred Stock outstanding, respectively, which are convertible into common stock on a one-for-one basis. The conversion rate is subject to adjustment if the Company issues additional shares of common stock for an amount less than the then current conversion price and upon the happening of certain other events.

         Basic and diluted net loss per common share for the six month periods ended June 30, 2003 and 2002 was $(.07) and $(.08), respectively.

(5)      License Agreements

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

         Merit Medical

         In January 2001, the Company entered into a License Agreement (the "Merit Agreement") with Merit Medical Systems, Inc. ("Merit") relating to the manufacture and marketing of safety needle devices for angiographic guidewire introducers. The Company received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably by the Company over the estimated five-year life of the Merit Agreement. Under the terms of the Merit Agreement, the Company will receive ongoing royalties on net product sales. The Company began receiving minimum royalty payments in 2002.

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

         Becton, Dickinson and Company

         In August 2003, the Company entered into a License Agreement (the "BD Agreement") with Becton, Dickinson and Company ("BD") relating to the manufacture and marketing of safety needle devices for spinal and epidural needles and certain radiology and biopsy needles. Under the terms of the agreement, the Company will receive reimbursement for certain research and development expenses, payments related to the achievement of certain regulatory and commercialization milestones, and on-going royalty payments on all product sales.

(6)      Distribution Agreements

         Bard Access Systems

         In September 2001, the Company entered into a Distribution Agreement (the "Bard Agreement") with Bard Access Systems, Inc. ("Bard") whereby Bard acquired the non-exclusive right to promote, market, distribute and sell LiftLoc(R) Safety Infusion Set, which the Company manufactures, to hospitals and group purchasing organizations. The Bard Agreement excludes alternate site locations. Under the terms of the agreement, the Company sells finished product to Bard for marketing under Bard's private label. Bard is subject to minimum purchase requirements. The Bard Agreement is for a two-year period from the initial date of product launch, and automatically renews for successive one-year terms unless terminated by either party in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

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

         ExelInt International

         In May 2003, the Company entered into a Distribution Agreement (the "Exel Agreement") with ExelInt International, Company ("Exel") whereby Exel acquired the non-exclusive right to promote, market, distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, the Company sells finished product to Exel for marketing under Exel's private label. Exel is subject to minimum purchase requirements. The Exel Agreement is for a five-year period and automatically renews for successive five-year terms unless terminated by either party in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

         Other LiftLoc(R) Distribution Agreements

         In April and May 2003, the Company entered into Distribution Agreements with Medical Specialties Distributors, Inc., Briggs Corporation, Omni Medical Supply, Inc. and Wolf Medical Supply, Inc. whereby each company acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of these agreements, each distributor purchases SHPI branded product from the Company for resale to their end-user customers. Each of the agreements is for a one-year term and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

(7)      Commitments and Contingencies

         Purchase Order Commitments

         Due to the long lead-time of critical components for LiftLoc(R) Safety Infusion Set, as of June 30, 2003 the Company had issued $111,085 in long-term purchase orders relating to this product.

         Legal Proceedings

         In December 2002, BD filed a lawsuit against Tyco Healthcare in the United States Court of the District of Delaware, asserting that Tyco Healthcare's Monoject Magellan(TM) safety products infringe upon BD's U.S. Patent No. 5,348,544 (`544 Patent), titled "Single-Handedly Actuable Safety Shield for Needles." BD is seeking injunctive relief as well as damages, including attorneys' fees and costs, in an unspecified amount. Tyco Healthcare responded in court filings that the Monoject Magellan(TM) safety products do not infringe on the `544 Patent. Moreover, Tyco Healthcare asserted in court filings that the `544 patent is invalid and unenforceable. A trial date has been scheduled for October 2004.

         Under the Kendall Agreement, Tyco Healthcare has the right to withhold up to fifty percent (50%) of royalties due as an offset against litigation expenses related to charges of infringement by a third party for the manufacture, use or sale of licensed product. This right continues during the period in which such litigation is pending. If, as a result of a judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due the Company on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to the Company.




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

Financial Position

         We had $3,731,517 in cash as of June 30, 2003. This is a decrease of $1,776,063 from December 31, 2002. Working capital as of June 30, 2003 was $2,998,590 as compared to $4,719,110 as of December 31, 2002. This decrease in cash and working capital was primarily due to the cash required to fund operating activities.

Three and Six Months Ended June 30, 2003 and 2002

         During the three and six month periods ended June 30, 2003, we had total revenues of $867,814 and $1,352,495, compared with total revenues of $198,827 and $576,524 for the same periods in the prior year. These increases resulted primarily from sales of our LiftLoc(R) Safety Infusion Set product line and royalty revenue related to sales of our three licensed products, all of which were launched subsequent to the same periods of the prior year. Revenue from product sales and product royalties accounted for $670,910 (77% of total revenue) and $949,208 (70% of total revenue) during the three and six month periods ended June 30, 2003. During the three and six month periods ended June 30, 2003, we recognized development fee revenue of $5,498 and $20,475, and technology and license fees of $191,406 and $382,812 under the agreements with Kendall and Merit. Development fee revenue of $119,825 and $418,520 and technology and license fees of $79,002 and $158,004 were recognized for the comparable periods of the prior year. Costs incurred to generate our total revenue during the three and six month periods ended June 30, 2003, were $138,037 and $201,738. Cost of revenues was $90,257 and $162,449 for the same periods in 2002. Gross profit during the three and six month periods ended June 30, 2003 was $729,777 and $1,150,757, resulting in gross profit margins of 84% and 85%, respectively.

         Research and development ("R&D") expenses were $706,932 and $1,335,546 for the three and six month periods ended June 30, 2003, compared with $649,737 and $1,318,364 for the comparable periods of the prior year. Our R&D efforts during the six month period ended June 30, 2003, focused on continued market support of LiftLoc(R) Safety Infusion Set, as well as the development of other products based upon our proprietary medical safety needle technologies. Our R&D efforts during the six month period ended June 30, 2002 focused on the commercialization and pre-market qualification of LiftLoc(R) Safety Infusion Set and the development of several products utilizing our medical safety needle technologies, including the line of safety syringe needle products being marketed by Kendall.

         Sales and marketing expenses were $311,830 and $599,429 for the three and six month periods ended June 30, 2003, compared with $24,258 and $54,810 for the comparable periods of the prior year. The increase in the six-month period ended June 30, 2003 resulted mainly from establishing a sales and marketing organization, including a Vice President of Sales and Marketing, four geographically dispersed Regional Sales Managers, and a full-time customer service support team, as well as travel and promotional expenses related to the sales and support of LiftLoc(R) Safety Infusion Set.

         General and administrative expenses were $307,882 and $582,376 for the three and six month periods ended June 30, 2003, compared with $238,675 and $483,960 for the comparable periods of the prior year. The increase resulted primarily from the hiring of an Assistant Controller and an increase in insurance costs.

         Total other income was $28,560 and $61,578 for the three and six month periods ended June 30, 2003, compared with $5,149 and $12,711 for the comparable periods of the prior year. The increase resulted primarily from increased interest earned on funds on deposit.

         Net loss for the three and six month periods ended June 30, 2003 was ($568,307) and ($1,305,016), compared with ($798,951) and ($1,430,348) for the comparable periods of the prior year. Operating results for the three months ended June 30, 2003 represent a 29% improvement as compared to the same period in 2002. Operating results for the six months ended June 30, 2003 represent an 9% improvement as compared to the same period one year ago.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities, the sale of technology and patents, product sales and royalties, development fees, technology and license fees and proceeds from the exercise of common stock options. We used net cash of $1,648,445 for operating activities for the six month period ended June 30, 2003 compared to cash used of $1,847,710 for the same period in 2002. The use of cash in 2003 related primarily to the net loss of $1,305,016, a decrease in deferred revenue of $264,918 and an increase in accounts receivable of $175,749 offset by a decrease in prepaid expenses and other assets of $155,192.

         We used net cash of $127,618 for investing activities for the six months ended June 30, 2003, compared to $155,567 for the same period in 2002. Cash from investing activities consisted of purchases of property and equipment and the capitalization of patent expenses. There was no financing activity for the periods ended June 30, 2003 or 2002. As of June 30, 2003, our current liabilities totaled $1,607,610 and we had working capital of $2,998,590.


         The Company's significant non-cancelable operating lease obligations as of June 30, 2003 are as follows:

                                                               Operating
         Year Ending December 31, (1)                            Leases
         2003.................................................. $122,412
         2004..................................................  252,611
         2005..................................................  260,397
         2006..................................................  130,199
                                                                --------
                                                                $765,619
                                                                ========
         ------------------------
         (1) The amounts for the year ending December 31, 2003 include only payments to be made after June 30, 2003.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the cost to complete research and development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new safety needle products and the level of sales of our current products. The cash on hand at June 30, 2003, along with cash generated from the sale of products, development fees and royalties, is expected to provide sufficient cash for us to execute our business plan in 2003. If we are not able to reduce our operating losses, our liquidity will be adversely affected and we may be required to seek additional sources of financing to fund operations beyond 2003. We may not be able to obtain adequate financing when needed or obtain it on terms which are satisfactory. Failure to raise capital when needed could prevent us from achieving our business objectives.

Stock Options and Warrants

         As of June 30, 2003, we had granted stock options that were exercisable for 6,659,500 shares of common stock at exercise prices ranging from $1.00 to $2.00 per share and issued warrants that are exercisable for 800,000 shares of common stock at exercise prices of $1.25 and $2.00 per share. The exercise of all such stock options and warrants would result in an equity infusion of $9,720,169. All of these stock options and warrants are out of the money and there can be no assurance that any of the stock options or warrants will be exercised.

Inflation

         We do not expect the impact of inflation on our operations to be significant for the next twelve months.

Product License Agreements

         In November 1999, we entered into a Development and License Agreement (the "Kendall Agreement") with Kendall relating to the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective in March 2000. In April 2000, we received $1,464,956 under the Kendall Agreement. We received an additional $1,000,000 in November 2002 in exchange for our assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related U.S. patents and their progeny for a technology. Both of these payments are being recognized ratably over the life of the Kendall Agreement. The assignment of the patent rights to Kendall provides for our retention of an exclusive, royalty-free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for us to receive development fees and ongoing royalties, including a $500,000 advance royalty payment also received in November 2002. Kendall initiated its U.S. market launch of a proprietary line of safety syringe needles based upon this technology in the second calendar quarter of 2002. Kendall is marketing the product line under the brand name Monoject Magellan(TM). The Monoject Magellan(TM) product line includes 24 stock-keeping units ("SKUs") in a variety of needle lengths and gauges.

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

         In August 2003, we entered into a License Agreement (the "BD Agreement") with Becton, Dickinson and Company relating to the manufacture and marketing of safety needle devices for spinal and epidural needles and certain radiology and biopsy needles. Under the terms of the agreement, we will receive reimbursement for certain research and development expenses, payments related to the achievement of certain regulatory and commercialization milestones, and on-going royalty payments on all product sales.

Product Distribution Agreements

         In September 2001, we entered into a Distribution Agreement (the "Bard Agreement") with Bard whereby Bard acquired the non-exclusive right to promote, market, distribute and sell LiftLoc(R) Safety Infusion Set, which we manufacture, to hospitals and group purchasing organizations. The Bard Agreement excludes alternate site locations, such as homecare services, nursing homes, oncology centers, infusion centers, same day surgery centers, physician offices and clinics, non-hospital pharmacies and pain clinics. Under the terms of the agreement, we sell finished product to Bard for marketing under Bard's private label. Bard is subject to minimum purchase requirements. The Bard Agreement is for a two-year period from the initial date of product launch, and automatically renews for successive one-year terms unless terminated by either party in writing not less than 180 days prior to the expiration of the initial term or any renewal term. Bard initiated its U.S market launch of LiftLoc(R) Safety Infusion Set under the Bard label in December 2002. The LiftLoc(R) Safety Infusion Set product line includes 19 SKUs in a variety of needle lengths and gauges.

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

         In May 2003, we entered into a Distribution Agreement (the "Exel Agreement") with ExelInt International, Company whereby Exel acquired the non-exclusive right to promote, market, distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, we sell finished product to Exel for marketing under Exel's private label. Exel is subject to minimum purchase requirements. The Exel Agreement is for a five-year period and automatically renews for successive five-year terms unless terminated by either party in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

         In April and May 2003, we entered into Distribution Agreements with Medical Specialties Distributors, Inc., Briggs Corporation, Omni Medical Supply, Inc. and Wolf Medical Supply, Inc. for the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of these agreements, each distributor purchases SHPI branded product from us for resale to their end-user customers. Each of the Agreements is for a one-year term and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

         In connection with these product distribution agreements and the product license agreements discussed above, all product introductions are scheduled and controlled by our distribution and license partners. There is no assurance that products will be launched as anticipated, that effective sales and marketing efforts will be maintained, or that we will realize future revenues in excess of any minimum purchase/royalty commitment from these agreements.

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

Recent Accounting Pronouncements

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on our results of operations or financial condition.

Forward-Looking Statements

         When used in this Form 10-QSB, in our filings with the Securities and Exchange Commission ("SEC"), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Forward-looking statements specifically include, but are not limited to, launch dates of our licensed products; dates upon which we will receive royalty payments, the generation of royalty revenue from our licensees; acceptance of safety products by healthcare professionals; plans to rely on our joint venture partners to pursue commercialization of licensed products; expectations regarding the ability of our products to compete with the products of our competitors; acceptance of our products by the marketplace as cost effective; factors affecting the ability of licensees to sell licensed products; sufficiency and timing of available resources to fund operations; plans regarding the raising of capital; the size of the market for safety products; plans regarding sales and marketing; strategic business initiatives; and intentions regarding dividends.

         We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for our products or for safety products generally, a determination of one or more licensees to focus their marketing efforts on products other than those licensed from us; the inability to license or enter into joint venture or similar arrangements relating to products that are not being commercialized, competitive products and pricing, delays in introduction of products licensed by us due to manufacturing difficulties or other factors; difficulties in product development, commercialization and technology, changes in the regulation of safety healthcare products, a failure to timely obtain Food and Drug Administration or other necessary approval to sell future products and other risks. See "Item 6 - Risk Factors" in our annual report on Form 10-KSB as of and for the year ended December 31, 2002 for additional information.

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




                [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.

         In December 2002, BD filed a lawsuit against Tyco Healthcare in the United States Court of the District of Delaware, asserting that Tyco Healthcare's Monoject Magellan(TM) safety products infringe upon BD's U.S. Patent No. 5,348,544 (`544 Patent), titled "Single-Handedly Actuable Safety Shield for Needles." BD is seeking injunctive relief as well as damages, including attorneys' fees and costs, in an unspecified amount. Tyco Healthcare responded in court filings that the Monoject Magellan(TM) safety products do not infringe the `544 Patent. Moreover, Tyco Healthcare asserted in court filings that the `544 patent is invalid and unenforceable. A trial date has been scheduled for October 2004.

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

         None

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Securityholders.

         The Company held its annual meeting of stockholders on May 29, 2003. The only matter submitted to the Company's stockholders for vote was the election of directors.

         The Company's board of directors is divided into three classes. One class of directors is elected at each annual meeting of stockholders for a three-year term. Holders of the Company's common stock are entitled to elect five of the seven members of the board of directors (the "Common Directors") and holders of the Company's Series A Preferred Stock are entitled to elect two of the seven members of the board of directors (the "Series A Directors"). Each year a different class of directors is elected on a rotating basis. The terms of David W. Jahns and Robert W. Walker expired in 2003. The terms of Stephen I. Shapiro and Stuart A. Randle expire in 2004. The terms of Jeffrey M. Soinski, Guy J. Jordan and Donald D. Solomon expire in 2005. David W. Jahns and Stephen
I. Shapiro are the Series A Preferred Directors and the other five directors are Common Directors.

         Two directors were nominated by the board of director for election to the class of directors whose term expires at the 2006 annual meeting. David W. Jahns was nominated as the Series A Director and Robert R. Walker was nominated as the Common Director. The Company's Series A Preferred stockholders elected Mr. Jahns by a vote of 20,217,913 for and 0 withheld authority. The Company's common stockholders elected Mr. Walker by a vote of 9,924,265 for and 13,100 withheld authority.

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

        EXHIBIT
          NO.                        DESCRIPTION OF EXHIBIT
        -------                      ----------------------

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

         10.16 OEM Supply and Distribution Agreement, Effective as of May 21, 2003, by and between Specialized Health Products, Inc., a wholly owned subsidiary of the Company and ExelInt International, Company (certain portions of the agreement were omitted from the exhibit pursuant to a request for confidential treatment).

         10.17 License Agreement, effective August 8, 2003, by and between Specialized Health Products, Inc. and Becton, Dickinson and Company (certain portions of the agreement were omitted from the exhibit pursuant to a request for confidential treatment).

        EXHIBIT
          NO.                        DESCRIPTION OF EXHIBIT
        -------                      ----------------------

         31.1 Certification by Jeffrey M. Soinski under Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by Keith L. Merrell under Section 302 of the Sarbanes-Oxley Act of 2002

         32.1     Certification of Jeffrey M. Soinski pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of Keith L. Merrell pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                               SPECIALIZED HEALTH PRODUCTS
                                               INTERNATIONAL, INC.




Date: August 12, 2003                          By     /s/ Jeffrey M. Soinski
                                                 -------------------------------
                                                  Jeffrey M. Soinski
                                                  President, Chief Executive
                                                  Officer, Director




Date: August 12, 2003                          By     /s/ Keith L. Merrell
                                                 -------------------------------
                                                  Keith L. Merrell
                                                  Acting Chief Financial Officer