Form 10QSB
period 2003-09-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2003-11-12
CIK 790228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2003

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

                                 [X] Yes [ ] No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                       Outstanding as of November 12, 2003
    ----------------------------            -----------------------------------
    Common Stock, $.02 par value                     17,831,479 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets As of September
           30, 2003 (Unaudited) and December 31, 2002                      3

         Condensed Consolidated Statements of Operations For the
           three months ended September 30, 2003 and September 30, 2002
           (Unaudited)                                                     4

         Condensed Consolidated Statements of Operations For the
           nine months ended September 30, 2003 and September 30, 2002
           (Unaudited)                                                     5

         Condensed Consolidated Statements of Cash Flows For the
           nine months ended September 30, 2003 and September 30, 2002
           (Unaudited)                                                     6

         Notes to Condensed Consolidated Financial Statements              7

Item 2:  Management's Discussion and Analysis or Plan of Operation        11

Item 3:  Controls and Procedures                                          16


                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                17

Item 2:  Changes in Securities                                            17

Item 3:  Defaults upon Senior Securities                                  17

Item 4:  Submission of Matters to a Vote of Security Holders              17

Item 5:  Other Information                                                17

Item 6:  Exhibits and Reports on Form 8-K                                 18

Signatures                                                                20

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS



         ASSETS                                                              September 30,          December 31,
                                                                                 2003                   2002
                                                                           ----------------      ----------------
                                                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                               $      3,169,454      $      5,507,580
   Accounts receivable                                                              341,479               242,935
   Inventory, net                                                                   298,536               393,888
   Prepaid expenses and other                                                        61,043               293,017
                                                                           ----------------      ----------------
     Total current assets                                                         3,870,512             6,437,420
                                                                           ----------------      ----------------

Property and equipment:
   Research and development machinery and equipment                                 356,352               352,055
   Office furniture and fixtures                                                    158,084               158,085
   Computer equipment and software                                                  200,178               192,484
   Leasehold improvements                                                           139,350               139,350
   Molds                                                                            201,090                14,711
   Manufacturing equipment                                                           40,518                39,120
   Construction-in-progress                                                          14,842               105,537
                                                                           ----------------      ----------------
                                                                                  1,110,414             1,001,342
   Less accumulated depreciation and amortization                                  (810,012)             (711,167)
                                                                           ----------------      ----------------
     Net property and equipment                                                     300,402               290,175
                                                                           ----------------      ----------------

Other assets                                                                         27,000                27,000

Intangible assets, net                                                              183,003               152,261
                                                                           ----------------      ----------------
                                                                           $      4,380,917      $      6,906,856
                                                                           ================      ================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                        $        163,450      $        200,675
   Accrued liabilities                                                              261,851               315,297
   Deferred revenue                                                                 811,244             1,202,338
                                                                           ----------------      ----------------
     Total current liabilities                                                    1,236,545             1,718,310

Deferred revenue, net of current portion                                            570,255               983,653

Deferred rent                                                                         9,941                13,796
                                                                           ----------------      ----------------

     Total liabilities                                                            1,816,741             2,715,759
                                                                           ----------------      ----------------

Stockholders' equity:
   Preferred stock, $.001 par value; 30,000,000 shares authorized,
       21,861,369 shares issued and outstanding                                     21,861                 21,861
   Common stock, $.02 par value; 50,000,000 shares authorized,
     17,831,479 and 17,921,479 shares issued and outstanding in 2003
     and 2002, respectively                                                         356,630               358,430
   Additional paid-in capital                                                    37,502,557            37,500,766
   Accumulated deficit                                                          (35,316,872)          (33,689,960)
                                                                           ----------------      ----------------
     Total stockholders' equity                                                   2,564,176             4,191,097
                                                                           ----------------      ----------------
                                                                           $      4,380,917      $      6,906,856
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

                                                       3

                         SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                                                                      Three Months Ended
                                                                           ---------------------------------------
                                                                             September 30,         September 30,
                                                                                 2003                   2002
                                                                           ----------------      -----------------
Revenues:
   Product sales and royalties                                             $        823,626      $          36,904
   Technology and license fees                                                      196,428                 88,561
   Development fees and related services                                             29,421                196,620
                                                                           ----------------      -----------------
     Total revenues                                                               1,049,475                322,085

Cost of revenues                                                                    136,979                 41,284
                                                                           ----------------      -----------------

     Gross profit                                                                   912,496                280,801
                                                                           ----------------      -----------------

Operating expenses:
   Research and development                                                         674,853                468,786
   Sales and marketing                                                              308,893                107,610
   General and administrative                                                       268,626                226,315
                                                                           ----------------      -----------------
     Total operating expenses                                                     1,252,372                802,711
                                                                           ----------------      -----------------
Loss from operations                                                               (339,876)              (521,910)
                                                                           ----------------      -----------------

Other income (expense):
   Interest income                                                                   17,971                 15,545
   Interest expense                                                                       -                 (1,908)
   Other income                                                                           -                    563
                                                                           ----------------      -----------------

     Total other income, net                                                         17,971                 14,200
                                                                           ----------------      -----------------
Net loss                                                                           (321,905)              (507,710)
Less preferred stock dividends                                                            -             (3,272,646)
                                                                           ----------------      -----------------

Net loss applicable to common shares                                       $       (321,905)     $      (3,780,356)
                                                                           ================      =================

Basic and diluted net loss per common share                                $           (.02)     $            (.21)
                                                                           ================      =================
Basic and diluted weighted average number of
  common shares outstanding                                                      17,831,479             17,921,479
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

                                                           4

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                                     Nine Months Ended
                                                                           ---------------------------------------
                                                                             September 30,         September 30,
                                                                                 2003                   2002
                                                                           ----------------      -----------------
Revenues:
   Product sales and royalties                                             $      1,772,833      $          36,904
   Technology and license fees                                                      579,240                246,565
   Development fees and related services                                             49,896                615,140
                                                                           ----------------      -----------------
     Total revenues                                                               2,401,969                898,609

Cost of revenues                                                                    338,716                203,733
                                                                           ----------------      -----------------

     Gross profit                                                                 2,063,253                694,876
                                                                           ----------------      -----------------

Operating expenses:
   Research and development                                                       2,010,400              1,787,166
   Sales and marketing                                                              908,322                162,421
   General and administrative                                                       851,002                710,274
                                                                           ----------------      -----------------

     Total operating expenses                                                     3,769,724              2,659,861
                                                                           ----------------      -----------------

Loss from operations                                                             (1,706,471)            (1,964,985)
                                                                           ----------------      -----------------

Other income (expense):
   Interest income                                                                   77,826                 24,764
   Interest expense                                                                       -                 (4,897)
   Other income                                                                       1,723                  1,895
                                                                           ----------------      -----------------

     Total other income, net                                                         79,549                 21,762
                                                                           ----------------      -----------------
Net loss
                                                                                 (1,626,922)            (1,943,223)
Less preferred stock dividends                                                            -             (3,272,646)
                                                                           ----------------      -----------------
Net loss applicable to common shares                                       $     (1,626,922)     $      (5,215,869)
                                                                           ================      =================

Basic and diluted net loss per common share                                $           (.09)     $            (.29)
                                                                           ================      =================

Basic and diluted weighted average number of
  common shares outstanding                                                      17,831,479             17,921,479
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

                                                      5

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                            --------------------------------------
                                                                               September 30,       September 30,
                                                                                    2003                2002
                                                                            -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $     (1,626,922)    $     (1,943,223)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   107,825               28,318
     Amortization of deferred compensation expense                                         -               17,619
     Changes in operating assets and liabilities:
       Accounts receivable                                                           (98,544)          (1,528,073)
       Inventory, net                                                                 95,352             (258,498)
       Prepaid expenses and other                                                    231,974               (4,429)
       Accounts payable                                                              (37,225)              80,020
       Accrued liabilities                                                           (53,445)            (244,770)
       Deferred revenue                                                             (804,492)           1,293,758
       Deferred rent                                                                  (3,855)             (13,428)
                                                                            ----------------     ----------------
          Net cash used in operating activities                                   (2,189,332)          (2,572,706)
                                                                            ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                               (109,072)             (19,002)
   Increase in intangible assets                                                     (39,722)            (148,832)
                                                                            ----------------     ----------------
         Net cash used in investing activities                                      (148,794)            (167,834)
                                                                            ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock, net                                          -            4,972,508
                                                                            ----------------     ----------------
             Net cash provided by financing activities                                     -            4,972,508
                                                                            ----------------     ----------------

NET INCREASE (DECREASE) IN CASH                                                   (2,338,126)           2,231,968

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   5,507,580            3,371,407
                                                                            ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $      3,169,454     $      5,603,375
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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2002 Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003. The Company's significant accounting policies are set forth in Note 2 to the Company's consolidated financial statements in its December 31, 2002 Annual Report on Form 10-KSB.

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the cost to complete research and development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of market launches of new safety needle products and the level of sales of our current products. The cash and cash equivalents on hand at September 30, 2003, along with cash generated from the sale of products, development fees and royalties, are expected to provide sufficient cash for the Company to execute its business plan for the next 12 months. If the Company is not able to reduce its operating losses, its liquidity will be adversely affected and the Company may be required to seek additional sources of financing to fund operations beyond that period. The Company may not be able to obtain adequate financing when needed or obtain it on terms which are satisfactory. Failure to raise capital when needed could prevent the Company from achieving its business objectives.

         The Company accounts for stock options granted using Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with Statement of Financial Accounting Standards No. 123, the Company's net loss and net loss per common share would have changed to the pro forma amounts indicated below:

                                                        Three months ended:                Nine months ended:
                                               Sept. 30, 2003     Sept  30, 2002   Sept. 30, 2003      Sept. 30, 2002
                                                 ----------        ------------     ------------        ------------
Net loss applicable to common
   shares as reported                            $ (321,905)       $ (3,780,356)    $ (1,626,922)       $ (5,215,869)
Total compensation cost determined
   under the fair value based method
   for all awards                                  (298,383)           (346,109)        (895,149)         (1,038,327)
                                                 ----------        ------------     ------------        ------------
Pro forma net loss applicable to
   common shares                                 $ (620,288)       $ (4,126,465)    $ (2,522,071)       $ (6,254,196)
                                                 ==========        ============     ============        ============

Basic and diluted net loss per common share:
         As reported                             $     (.02)       $       (.21)    $       (.09)       $       (.29)
         Pro forma                               $     (.03)       $       (.23)    $       (.14)       $       (.35)

(2)      Recent Accounting Pronouncements

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. No effective date for implementation of the provisions of SFAS 150 has been established, but it is expected to be issued in the very near term. The adoption of SFAS 150 is not expected to have a material impact on the Company's results of operations or financial condition.

(3)      Inventory

         At September 30, 2003 and December 31, 2002, inventory was comprised of the following:

                                          Sept. 30, 2003     Dec. 31, 2002
                                          --------------     -------------
              Raw materials                   $ 178,051       $ 217,060
              Work in process                     8,617          48,258
              Finished goods                    121,868         128,570
              Total inventory                   308,536         393,888
              Less: Provision for
                obsolescence                    (10,000)              -
              Inventory, net                  $ 298,536       $ 393,888

(4)      Basic and Diluted Net Loss Per Common Share

         As a result of incurring net losses for the three and nine month periods ended September 30, 2003 and 2002, both basic and diluted net loss per share for the periods are based on the weighted average number of common shares outstanding. Stock options, warrants and other common share equivalents are not included in the calculation of diluted net loss per common share for the periods because their inclusion would be antidilutive, thereby reducing the net loss per common share. The Company has common stock options and warrants to purchase 6,945,690 and 7,097,500 shares of common stock, with exercise prices ranging from $1.00 to $2.00 per share outstanding at September 30, 2003 and 2002, respectively. Additionally, as of September 30, 2003 and 2002, there were 21,861,369 and 21,828,618 shares of Series A Preferred Stock outstanding, respectively, which are convertible into common stock on a one-for-one basis. The conversion rate is subject to adjustment if the Company issues additional shares of common stock for an amount less than the then current conversion price and upon the happening of certain other events.

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

(7)      Commitments and Contingencies

         Purchase Order Commitments

         Due to the long lead-time of critical components for LiftLoc(R) Safety Infusion Set, as of September 30, 2003 the Company had issued $106,893 in long-term purchase orders relating to this product.

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

Financial Position

         We had $3,169,454 in cash and cash equivalents as of September 30, 2003. This is a decrease of $2,338,126 from December 31, 2002. Working capital as of September 30, 2003 was $2,623,967 as compared to $4,719,110 at December 31, 2002. This decrease in cash and cash equivalents and working capital was primarily due to the cash required to fund operating activities.

Three and Nine Months Ended September 30, 2003 and 2002

         During the three and nine month periods ended September 30, 2003, we had total revenues of $1,049,475 and $2,401,969, compared with total revenues of $322,085 and $898,609 for the same periods in the prior year. These increases resulted primarily from sales of our LiftLoc(R) Safety Infusion Set product line and increased royalty revenue related to sales of our three licensed products. Revenue from product sales and product royalties accounted for $823,626 (78% of total revenue) and $1,772,833 (74% of total revenue) during the three and nine month periods ended September 30, 2003. During the three and nine month periods ended September 30, 2003, we recognized development fee revenue of $29,421 and $49,896, and technology and license fees of $196,428 and $579,240 under the agreements with Kendall and Merit. Development fee revenue of $196,620 and $615,140 and technology and license fees of $88,561 and $246,565 were recognized for the comparable periods of the prior year. Development revenues significantly decreased in 2003 as the products under development moved into production and introduction into the market place. Costs incurred to generate our total revenue during the three and nine month periods ended September 30, 2003, were $136,979 and $338,716. Cost of revenues was $41,284 and $203,733 for the same periods in 2002. The transition from receiving development revenue for product development to the receiving of royalties on those products substantially changes the cost of revenues, as development revenues carry relatively low margins, while royalties have no cost associated with them. Gross profit during the three and nine month periods ended September 30, 2003 was $912,496 and $2,063,253, resulting in gross profit margins of 87% and 86%, respectively.

         Research and development ("R&D") expenses were $674,853 and $2,010,400 for the three and nine month periods ended September 30, 2003, compared with $468,786 and $1,787,166 for the comparable periods of the prior year. These increases in 2003 resulted primarily from additional personnel expenses, an increase in patent expenses, and costs incurred in developing and testing new product. Our R&D efforts during the nine month period ended September 30, 2003 focused on the development of new products based upon our proprietary medical safety needle technologies and continued market support of LiftLoc(R) Safety Infusion Set.

         Sales and marketing expenses were $308,893 and $908,322 for the three and nine month periods ended September 30, 2003, compared with $107,610 and $162,421 for the comparable periods of the prior year. These increases in 2003 resulted mainly from establishing a sales and marketing organization, including a Vice President of Sales and Marketing, four geographically dispersed Regional Sales Managers, and a full-time customer service support team, as well as travel and promotional expenses related to the sales and support of LiftLoc(R) Safety Infusion Set.

         General and administrative expenses were $268,626 and $851,002 for the three and nine month periods ended September 30, 2003, compared with $226,315 and $710,274 for the comparable periods of the prior year. These increases in 2003 resulted primarily from the hiring of an additional employee and an increase in insurance costs.

         Total other income was $17,971 and $79,549 for the three and nine month periods ended September 30, 2003, compared with $14,200 and $21,762 for the comparable periods of the prior year. The increase resulted primarily from increased interest earned on funds on deposit.

         Net loss for the three and nine month periods ended September 30, 2003 was ($321,905) and ($1,626,922), compared with ($507,710) and ($1,943,223) for the comparable periods of the prior year. Operating results for the three months ended September 30, 2003 represent a 37% improvement as compared to the same period in 2002. Operating results for the nine months ended September 30, 2003 represent a 16% improvement as compared to the same period one year ago.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities, the sale of technology and patents, product sales and royalties, development fees, technology and license fees and proceeds from the exercise of common stock options. We used net cash of $2,189,332 for operating activities for the nine month period ended September 30, 2003 compared to cash used of $2,572,706 for the same period in 2002. The use of cash in 2003 related primarily to the net loss of $1,626,922, a decrease in deferred revenue of $804,492, and an increase in accounts receivable of $98,544, offset by a decrease in prepaid expenses and other assets of $231,974.

         We used net cash of $148,794 for investing activities for the nine months ended September 30, 2003, compared to $167,834 for the same period in 2002. Cash used in investing activities consisted primarily of purchases of property and equipment and the capitalized patent costs. Net proceeds from the sale of Series A Preferred Stock of $4,972,508 were received during the three and nine month periods ended September 30, 2002 from the sale of Series A Preferred Stock. There was no financing activity for the periods ended September 30, 2003.

     The Company's significant non-cancelable operating lease obligations as of September 30, 2003 are as follows:

                                                           Operating
         Year Ending December 31, (1)                       Leases
                                                          ---------
         2003.............................................$  61,206
         2004.............................................  252,611
         2005.............................................  260,397
         2006.............................................  130,199
                                                          ---------
                                                          $ 704,413
                                                          =========
---------------------
(1) The amounts for the year ending December 31, 2003 include only payments to be made after September 30, 2003.

         Due to the long lead-time of critical components for LiftLoc(R) Safety Infusion Set, as of September 30, 2003 the Company had issued $106,893 in long-term purchase orders relating to this product.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the cost to complete research and development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new safety needle products and the level of sales of our current products. Cash and cash equivalents on hand at September 30, 2003, along with cash generated from the sale of products, development fees and royalties, are expected to provide sufficient cash for us to execute our business plan for the next 12 months. If we are not able to reduce our operating losses, our liquidity will be adversely affected and we may be required to seek additional sources of financing to fund operations beyond that period. We may not be able to obtain adequate financing when needed or obtain it on terms which are satisfactory. Failure to raise capital when needed could prevent us from achieving our business objectives.

Stock Options and Warrants

         As of September 30, 2003, we had granted stock options that were exercisable for 6,445,690 shares of common stock at exercise prices ranging from $1.00 to $2.00 per share and issued warrants that are exercisable for 500,000 shares of common stock at exercise prices of $2.00 per share. The exercise of all such stock options and warrants would result in an equity infusion of $9,023,274. All of these stock options and warrants are out of the money and there can be no assurance that any of the stock options or warrants will be exercised.

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

Recent Accounting Pronouncements

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. No effective date for implementation of the provisions of SFAS 150 has been established, but it is expected to be issued in the very near term. The adoption of SFAS 150 is not expected to have a material impact on our results of operations or financial condition.

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

         We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for our products or for safety products generally, a determination of one or more licensees to focus their marketing efforts on products other than those licensed from us; the inability to license or enter into joint venture or similar arrangements relating to products that are not being commercialized, competitive products and pricing, delays in introduction of products licensed by us due to manufacturing difficulties or other factors; difficulties in product development, commercialization and technology, changes in the regulation of safety healthcare products, a failure to timely obtain Food and Drug Administration or other necessary approvals to sell future products and other risks. See "Part II, Item 6 - Risk Factors" in the Management's Discussion and Analysis or Plan of Operations section of our annual report on Form 10-KSB as of and for the year ended December 31, 2002 for additional information.

         Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 3. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.


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

Item 2. Changes in Securities.

         None

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 5. Other Information.

         None




                [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

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

         EXHIBIT
           NO.                     DESCRIPTION OF EXHIBIT
         -------                   ----------------------

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

         10.16 OEM Supply and Distribution Agreement, Effective as of May 21, 2003, by and between Specialized Health Products, Inc., a wholly owned subsidiary of the Company and ExelInt International, Company. (Incorporated by reference to Exhibit
                  10.16 of the Company's Current Report on Form 10-QSB, dated June 30, 2002).

         10.17 License Agreement, effective August 8, 2003, by and between Specialized Health Products, Inc. and Becton, Dickinson and Company. (Incorporated by reference to Exhibit 10.17 of the Company's Current Report on Form 10-QSB, dated June 30, 2002).

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

                                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.




Date: November 12, 2003          By   /s/ Jeffrey M. Soinski
                                    --------------------------------------------
                                    Jeffrey M. Soinski
                                    President, Chief Executive Officer, Director




Date: November 12, 2003          By     /s/ Keith L. Merrell
                                    --------------------------------------------
                                    Keith L. Merrell
                                    Acting Chief Financial Officer