Form 10KSB
period 2003-12-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2004-03-25
CIK 790228

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-KSB


                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                            -------------------------
                                December 31, 2003

                             Commission file number
                             ----------------------
                                     0-26694

                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                93-0945003
    --------------------------------         ---------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
             incorporation)

 585 West 500 South, Bountiful, Utah 84010             (801) 298-3360
 -----------------------------------------      -------------------------------
 (Address of principal executive offices)       (Registrant's telephone number,
                                                      including area code)


           Securities registered pursuant to Section 12(g) of the Act:

     Title of each class               Name of each exchange on which registered
-----------------------------          -----------------------------------------
Common Stock, $.02 Par Value                              None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenue for its most recent fiscal year was $3,606,574

         The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of March 22, 2004 was approximately $19,697,884.

As of March 22, 2004, the Company had 17,831,479 shares of common stock outstanding (not including 21,831,369 shares of Series A Preferred stock that are being automatically converted into common stock on a one-for-one basis as described in Item 11).

                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2003




                                     PART I

Item 1.     Description of Business............................................3
Item 2.     Description of Property...........................................15
Item 3.     Legal Proceedings.................................................15
Item 4.     Submission of Matters to a Vote of Security Holders...............15


                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters..........16
Item 6.     Management's Discussion and Analysis or Plan of Operation.........16
Item 7.     Financial Statements..............................................29
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......................................29
Item 8A.    Controls and Procedures...........................................29

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act...............30
Item 10.    Executive Compensation............................................34
Item 11.    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.................................34
Item 12.    Certain Relationships and Related Transactions....................36
Item 13.    Exhibits and Reports on Form 8-K..................................37
Item 14.    Principal Accountant Fees and Services............................37

                           Forward-Looking Statements

         When used in this Form 10-KSB, in our filings with the Securities and Exchange Commission ("SEC"), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements specifically include, but are not limited to, launch dates for licensed products; dates upon which we will receive royalty payments; the generation of royalty revenues from our licensees; acceptance of safety products by health care professionals; plans to rely on our joint venture partners to pursue commercialization of licensed products; expectations regarding the ability of our products to compete with the products of our competitors; acceptance of our products by the marketplace as cost-effective; factors affecting the ability of licensees to sell licensed products; sufficiency and timing of available resources to fund operations; plans regarding the raising of capital; the size of the market for safety products; plans regarding sales and marketing; strategic business initiatives; intentions regarding dividends and the launch dates of our licensed products.

         We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for our products or for safety products generally; a determination of one or more licensees to focus their marketing efforts on products other than those licensed from us; the inability to license or enter into joint venture or similar arrangements relating to products that are not being commercialized; competitive products and pricing; delays in introduction of products licensed by us due to manufacturing difficulties or other factors; difficulties in product development, commercialization and technology; changes in the regulation of safety healthcare products; a failure to timely obtain Food and Drug Administration ("FDA") or other necessary approval to sell future products and other risks set forth in Item 6 "Risk Factors" and elsewhere herein. If and when product sales commence, sales may not reach the levels anticipated. As a result, our actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                                     PART I

Item 1. Description of Business

Overview

         We design, develop, manufacture, and license cost-effective, innovative safety healthcare products that minimize the risk of accidental needle sticks, which are a leading cause of the spread of blood-borne diseases such as human immunodeficiency virus and autoimmunodeficiency syndrome ("HIV/AIDS") and hepatitis B virus ("HBV") and hepatitis C virus ("HCV"). We have 20 highly differentiated, patented safety needle technologies. These technologies apply to virtually all medical needles used today including: syringe, pre-filled syringe, IV catheter, guidewire introducer, PICC introducer, blood collection, epidural, spinal, Huber, biopsy, and other specialty needles.

         Our business model is to enter into licensing, original equipment manufacturing ("OEM") supply, or distribution agreements for our products, rather than engage in direct sales of products to end-users on our own. We have entered into product agreements relating to specific technologies and product lines with The Kendall Company ("Kendall"), a division of Tyco Healthcare Group LP, Bard Access Systems, Inc. ("Bard"), TAP Pharmaceutical Products Inc. ("TAP"), Merit Medical Systems, Inc. ("Merit"), Exelint International Co. ("Exel") and Becton, Dickinson and Company ("BD"). We have distribution agreements in place with Cardinal Health ("Cardinal", formerly Allegiance), Medline Industries, Inc. ("Medline"), Physician Sales and Service, Inc. ("PSS"), and several other specialty distributors for products marketed under our own SHPI ("SHPI" is used for Specialized Health Products International, Inc.) label. Additional discussions are ongoing with potential partners for several other product applications of our proprietary technologies.

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

         We introduced our first safety needle products into the U.S. market in 2002. Five product lines based upon our proprietary safety needle technologies are currently marketed in the U.S. These products are discussed in detail in the Our Products section below and include the following:

         o        Monoject Magellan(TM)-- safety syringe needle (Kendall)
         o LiftLoc(R) Safety Infusion Set -- safety Huber needle (Bard and Exel private label and SHPI branded)
         o Majestik(TM) Shielded Needle -- safety angiographic introducer needle (Merit)
         o        LuproLoc(TM) -- pre-filled syringe safety needle (TAP)
         o        Monoject Magellan(TM) -- safety blood collection device
                  (Kendall)

         We see a significant and growing market opportunity for our medical safety needle products. The current U.S. market for disposable medical needles is in excess of $1.4 billion. Most of this market is directly impacted by broad reaching state and federal safety legislation, culminating in the Needlestick Safety and Prevention Act, which was signed into federal law in November 2000, and became effective in April 2001. This law requires healthcare employers to review new safety needle products and mandates their usage by employees. As various government agencies increase their efforts to monitor compliance and better designed safety products become available at reasonable pricing, we anticipate that conversion to safety products will continue to accelerate.

         While foreign safety needle legislation lags behind that of the U.S., certain countries, such as Germany, France, Italy, Australia, and Canada are increasing efforts to protect their healthcare workers in a similar manner. As these efforts continue, we expect foreign demand for medical safety needle products to expand.

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

         Kendall initiated its U.S. market launch of a proprietary line of safety syringe needles based upon this technology in the second calendar quarter of 2002, subsequent to receiving 510(k) clearance from the FDA in 2001. Kendall is marketing the product line under the brand name Monoject Magellan(TM). The Monoject Magellan(TM) product line includes a wide variety of needle lengths and gauges, and competes in the $260 million U.S. safety needle and syringe market.

         Safety Huber Needle Devices

         Our LiftLoc(R) Safety Infusion Set incorporates a Huber type needle into an integral safety needle device. This product is designed for use with a vascular access infusion system (used to infuse fluids, drugs, or for blood sampling) and is specifically designed to access surgically implanted, subcutaneous vascular ports on a repeated basis. Patients with implanted ports require access by Huber needles frequently over six months to a year. A major cause of accidental needlestick injuries to healthcare workers from Huber needles is due to the "rebound effect" which occurs during needle withdrawal from the implanted port. This needle presents a high risk for transmission of blood-borne pathogens, since it is hollow-bore and potentially blood-contaminated at the time of removal.

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

         The LiftLoc(R) Safety Infusion Set product line is distributed in the hospital market by Bard Access Systems, Inc., a division of C. R. Bard, Inc., a leading multinational developer, manufacturer and marketer of healthcare products in the field of implanted ports that are accessed using Huber needles. In September 2001, we entered into a Distribution Agreement (the "Bard Agreement") with Bard whereby Bard acquired the non-exclusive right to promote, market, distribute and sell the LiftLoc(R) Safety Infusion Set, which we manufacture, to hospitals and group purchasing organizations. The Bard Agreement excludes alternate site locations, such as homecare services, nursing homes, oncology centers, infusion centers, same day surgery centers, physician offices and clinics, non-hospital pharmacies and pain clinics. Under the terms of the agreement, we sell finished product to Bard for marketing under Bard's private label. In the second calendar quarter of 2003 we entered into a Distribution Agreement (the "Exel Agreement") with Exel whereby Exel acquired the non-exclusive right to promote, market, distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, we sell finished product to Exel for marketing under Exel's SecureTouch(R) private label. Exel is subject to minimum purchase requirements under the terms of the agreement.

         We distribute LiftLoc(R) Safety Infusion Set under the SHPI label through non-exclusive distribution agreements with Cardinal Health, Medline, PSS, Medical Specialties Distributors, Inc. ("Medical Specialties"), Omni Medical Supply, Inc. ("Omni"), Briggs Corporation ("Briggs"), Wolf Medical Supply, Inc. ("Wolf Medical"), and Henry Schein, Inc. ("Henry Schein"), distributors with a strong presence in the oncology, chronic hematology, and long-term intravenous nutritionals markets.. In addition, we have entered into distribution agreements with Medical Mart Supplies Ltd. ("Medical Mart") for the distribution of our LiftLoc(R) product in Canada and Biometrix Ltd. ("Biometrix") for the distribution of LiftLoc(R) in Israel. Under the terms of the distribution agreements, LiftLoc(R) distributors purchase product from us for resale to their end-user customers.

         We received 510(k) clearance from the FDA for LiftLoc(R) Safety infusion Set in 2001, and initiated the U.S. market launch of the product line under our SHPI label in September 2002. Bard initiated its U.S market launch of LiftLoc(R) Safety Infusion Set under the Bard label in December 2002. The LiftLoc(R) Safety Infusion Set product line includes a wide variety of needle lengths and gauges. It competes in the $46 million U.S. Huber needle market.

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

         TAP is attaching our proprietary safety needle device to pre-filled syringes of Lupron Depot(R) (leuprolide acetate for depot suspension), the first pharmaceutical product available with our pre-filled syringe safety needle device and the first product in its class to offer an integral safety needle device on pre-filled syringes. TAP has branded this integral safety needle device LuproLoc(TM). TAP initiated the U.S. market launch of Lupron Depot(R) with LuproLoc(TM) in January 2003, after receiving FDA approval as the result of filings with both the FDA's Center for Drug Evaluation and Research ("CDER") and its Center for Devices and Radiological Health ("CDRH"). Pharmaceutical products sold in pre-filled syringes represent a multi-billion dollar worldwide market. The total U.S. market for pre-filled syringes is estimated to be in excess of $100 million annually.

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

         Our safety blood collection product line is manufactured and marketed by Kendall, a business unit of Tyco Healthcare. In April 2002, we entered into a Second Development and License Agreement with Kendall (the "2nd Kendall Agreement") relating to blood collection needles and blood collection needle/holder combinations. Under the terms of the agreement, we receive reimbursement for research and development expenses, payments related to the achievement of certain regulatory and sales milestones, and on-going royalty payments on all product sales.

         Kendall initiated its U.S. market launch of the Monoject Magellan(TM) safety blood collection product line in January 2004. This product line competes in the $130 million U.S. blood collection needle market.

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

         Safety Long Specialty Needles

         We have a significant program underway for developing safety long specialty needles based upon our SecureLoc(TM) technology. These needles are used across a wide range of medical disciplines, including anesthesiology, oncology, radiology, urology, and cardiology. Initial markets of interest include epidural, spinal, introducer needles, soft tissue and bone biopsy, and others. Together long specialty needles represent a combined market opportunity well in excess of $200 million annually in the U.S.

         Due to their length, these specialty needles present unique challenges for developing an effective safety system that does not interfere with clinical technique. We have developed and filed patents for SecureLoc(TM), an innovative safety needle technology that we believe effectively addresses these problems. SecureLoc(TM) is an integral safety needle device that automatically senses the end of the needle as it advances down the needle shaft and instantly locks out to fully encapsulate the needle tip. We are currently engaged in active discussions with potential corporate partners for several specialty long needle product applications of the SecureLoc(TM) technology.

         In August 2003, we entered into a License Agreement (the "BD Agreement") with BD relating to the manufacture and marketing of safety-engineered spinal and epidural needles and certain other specialty needles sold by BD. Under the terms of the agreement, we will receive reimbursement for certain research and development expenses, payments related to the achievement of certain regulatory and commercialization milestones, and on-going royalty payments on all product sales.

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

         We have developed proprietary safety needle products for catheter insertion, which provide passive needle protection in an intuitive design that is integral to the catheter introducer. These products are also based upon our SecureLoc(TM) technology. Clinicians would be able to use our passive safety catheter introducers without modification to their current technique and still have effective protection. Our device also minimizes the issue of blood splatter or loss of control, as is the case with some of the existing technologies. This device will compete in the $255 million U.S. IV catheter market. We are currently engaged in active licensing discussions on this product line.

Industry

         Market

         Healthcare is one of the largest industries in the world and grows larger each year. Healthcare worker safety is and will remain a high priority, high profile issue. Healthcare workers in the U.S. use about 6 billion needles and suffer an estimated 800,000 injuries from accidental needlesticks and other sharps annually. Diseases that can be acquired from such accidents include HIV/AIDS, HBV, HCV, diphtheria, gonorrhea, typhus, herpes simplex virus, malaria, syphilis and tuberculosis. Recent federal and state legislation in conjunction with increased awareness of these statistics is projected to spur significant growth in the safety needle and syringe market, as sales are converted from the traditional disposable needle and syringe market. The current U.S. market for disposable medical needles is in excess of $1.4 billion and growing.

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

         While we expect recent government regulations to dramatically increase conversions to safety products in the future, the greatest obstacle to conversion in certain product categories may be adequate supply and availability of well-designed and cost-efficient safety products. We believe that pressure is increasing from the government and private sectors for the healthcare industry to develop medical devices that will provide a safer working environment for healthcare and related workers and patients. Our products are intended to address the demand for medical devices that reduce the risk of accidental exposure to blood-borne diseases.

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

         In 2003, we were certified to ISO 9001:94, ISO 13485:96 and EN 46001:96 international quality systems standards by our registrar, Orion Registrar, Inc. Certification to these international quality systems standards allows us to apply for CE Marking required for product distribution in Europe and to seek product registrations for our manufactured products in other international markets. We have also been certified to CMDCAS ("Canadian Medical Device Conformity Assessment System"), which will allow us to market our manufactured products in Canada.

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

         We have 22 U.S. patents relating to our safety medical needle technologies. We have over 90 U.S. and international patents and patent applications pending. The patents referred to above first begin to expire in 2013. We filed 18 U.S. and international patent applications during 2003.

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

         We are not aware of any patent infringement claims against us directly. In December 2002, BD filed a lawsuit against Tyco Healthcare Group LP ("Tyco Healthcare"), asserting that the Monoject Magellan(TM) safety products infringe upon a BD patent. See Item 3. "Legal Proceedings." In our agreement with Kendall we agreed to indemnify Kendall for all costs associated with any claims, liabilities, suits or judgments arising out of Kendall's use of the patent rights and technical information transferred to them under the Agreement. Based on information obtained during the fourth quarter of 2003 related to costs incurred by Kendall, we have recorded a liability of $1,300,000 as of December 31, 2003, which amount is our estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI through 2005. Additional litigation to enforce patents, to protect proprietary information, or to defend us against alleged infringement of the rights of others may occur. Such litigation would be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations and financial condition.

Research and Development

         We have devoted a substantial portion of our efforts to designing and developing healthcare products. To date, research and development expenditures have resulted in our ownership of, or right to, in excess of 90 patents and patent applications worldwide and the creation of 20 highly differentiated, patented safety needle technologies. We spent $2,595,022 in 2003 and $2,468,347 in 2002 on research and development activities. Customer sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques for which we earned revenues were $59,880 in 2003 and $636,425 in 2002. We plan to continue research and development on our current products under development and new products. There is no assurance that our ongoing research and development activities will prove effective.

Government Regulation

         Product Approvals

         We are regulated by the FDA, pursuant to various statutes, including the Federal Food, Drug and Cosmetic ("FD&C") Act, as amended and supplemented by the Medical Device Amendments of 1976 (the "1976 Amendments") and the Safe Medical Devices Act of 1990. Although our focus in the past has been on the design and development of devices, we anticipate that as we engage in more OEM manufacturing, we will become increasingly active in pursuing regulatory approvals. We have submitted and received FDA clearance for our LiftLoc(R) Safety Infusion Set. In addition, our strategic partners have received FDA clearances for Monoject Magellan(TM) Safety Syringe Needle, Monoject Magellan(TM) Safety Blood Collection Device, LuproLoc(TM) Pre-filled Syringe Safety Needle, and Majestik(TM) Shielded Angiographic Needle. We plan to submit additional 510(k) applications for safety needle devices based upon the SecureLoc(TM) technology during 2004 and 2005.

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

         Foreign Regulation

         Distribution and sales of our products in countries other than the U.S. is subject to regulations in those countries. In December of 2003, we received certification to ISO 9001:94, ISO 13485:96 and EN46001:96 international quality systems standards. Following ISO certification we were granted a CE Mark for our LiftLoc(R) Safety Infusion Set product line. The granting of the CE mark enables us to distribute products in Europe and to seek product registrations in other international markets. We have also been certified to CMDCAS ("Canadian Medical Device Conformity Assessment System"), which certification allows us to market products in Canada

Competition

         The healthcare products market is highly competitive. Many of our competitors have longer operating histories, are substantially larger and are better financed and better situated in the market than we are. Our major competitors are identified below.

         The leading suppliers of syringe needles and syringes with needles are BD and Kendall. Terumo Medical Corporation ("Terumo") holds a minor U.S. market share. B. Braun Medical ("B. Braun") is a leader in Europe and Asia, while Terumo is a leader in Japan and the Pacific Rim. In addition to the major companies mentioned above, other developers of safety medical needles include Med-Design Corporation, ICU Medical, Inc., Now Medical Technologies, Retractable Technologies, Inc., Medi-Hut Co., Inc., Medisys Technologies, Inc., and Smiths Medical.

         Competitive suppliers of safety Huber needle products with an integral safety feature or mechanism include Now Medical, Smiths Medical, Horizon Medical Products, Inc., B. Braun, and Churchill Medical Ltd. We believe our LiftLoc(R) Safety Infusion Set provides significant advantages versus competitive safety Huber needle products on the market.

         Leading suppliers in the blood collection (phlebotomy) needle market are BD, Kendall and Terumo.

         The specialty needle market includes a wide variety of needles including Huber, spinal, epidural, biopsy, dental, dialysis, plasma aphaeresis, blood donor collection sets, guidewire introducer, PICC introducer, Veress and opthalmic needles. Numerous companies compete within the various markets associated with each of these needles. These companies include Cardinal Health, Arrow, Bard, B. Braun, Kendall, Cook, Inc., BD, Horizon Medical Products, Boston Scientific, Guidant, ICU Medical, Inc., Merit, Medtronic, Manan Medical Products, Hart Enterprises, Baxter International, Inc., Johnson & Johnson, Medamicus, Needle Tech, Terumo, Daum, U.S. Biopsy, Kimberly Clark Corporation, and Abbott Laboratories.

         The leading suppliers in the IV catheter market are BD and Medex. Other suppliers of IV catheters with minor positions in this market include B. Braun and Terumo.

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

         We restructured our management team and board of directors in November 2001 following a private placement of preferred stock to Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P. (collectively, "Galen Partners"), and other accredited investors. In conjunction with the investment, we recruited a new president and CEO and appointed five new members to our board of directors. Our leadership team is highly experienced in both the healthcare and medical safety product sectors. See Item 9 "Directors, Executive Officers, Promoters and Control Persons."

Seasonality of Business

         Sales of our products are not subject to seasonal variations.

Backlog

         There is no backlog of unfilled orders of our products.

Employees

         As of March 22, 2004, we employed 21 people, 11 of which are engineers. All but four of our employees are actively engaged in our research, product development, or sales and marketing efforts.

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

         Under a Development and License Agreement executed between Tyco Healthcare and us related to the Monoject Magellan(TM) safety products, Tyco Healthcare is exercising its right to withhold up to fifty percent (50%) of royalties due as an offset against litigation expenses related to BD's lawsuit discussed above. This right continues during the period in which such litigation is pending. If, as a result of judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due us on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to us.

         Based on information obtained during the fourth quarter of 2003 related to costs incurred by Kendall, we have recorded a liability of $1,300,000 at December 31, 2003, which amount is our estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI through 2005. Additional litigation to enforce patents, to protect proprietary information, or to defend us against alleged infringement of the rights of others may occur. Such litigation would be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2003, either through the solicitation of proxies or otherwise.





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Dividend Policy

         To date, we have not paid dividends on our common stock. The payment of dividends on the common stock, if any, is at the discretion of the board and will depend upon our earnings, if any, our capital requirements and financial condition, and other relevant factors. See Item 6. "Management's Discussion and Analysis or Plan of Operation." We do not intend to declare any dividends in the foreseeable future, but instead intend to retain all earnings, if any, for use in our operations.

Share Price History

         Our common stock is traded in the over-the-counter market in what is commonly referred to as the "Electronic" or "OTC Bulletin Board" or the "OTCBB" under the trading symbol "SHPI." The following table sets forth the high and low bid information of our common stock for the periods indicated. The price information contained in the table was obtained from Bloomberg. Note that the over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and that the quotations may not necessarily represent actual transactions in the common stock.

         Quarter Ended                               High         Low
         -------------                               ----         ---

         2002
         ----
         March 31..............................      $1.73       $1.25
         June 30...............................      $1.43       $1.05
         September 30..........................      $1.05       $0.60
         December 31...........................      $1.03       $0.65

         2003
         ----
         March 31..............................      $0.90       $0.61
         June 30...............................      $0.75       $0.60
         September 30..........................      $1.01       $0.64
         December 31...........................      $0.99       $0.80


Holders of Record

         At March 22, 2004, there were approximately 310 holders of record of our common stock. The number of holders of record was calculated by reference to our stock transfer agent's books.

Issuance of Securities

         None.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

         We design, develop, manufacture, and license cost-effective, innovative safety healthcare products designed to minimize the risk of accidental needlesticks, which are a leading cause of the spread of blood-borne diseases such as HIV/AIDS and the hepatitis B and C viruses. We have 20 highly differentiated, patented safety needle technologies that apply to virtually all medical needles used today. We manufacture and market certain products, including LiftLoc(R) Safety Infusion Set, under our own label. Other products are supplied to third parties on an OEM basis or licensed to leading manufacturers and marketers in the disposable medical products industry.

Financial Position

         We had $2,405,626 in cash and cash equivalents as of December 31, 2003, a decrease of $3,101,954 from December 31, 2002. Working capital as of December 31, 2003 was $1,506,455 as compared to $4,719,110 at December 31, 2002. These decreases were primarily due to the net cash used to fund operations during 2003.

Product Agreements

License Agreements

         Kendall

         In November 1999, we entered into a Development and License Agreement with The Kendall Company, a division of Tyco Healthcare Group LP, relating to the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective in March 2000. In April 2000, we received $1,464,956 under the Kendall Agreement. We received an additional $1,000,000 in November 2002 in exchange for assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related U.S. patents and their progeny for a technology. Both of these payments are being recognized ratably over the life of the Kendall Agreement. The assignment of the patent rights to Kendall provides for the Company's retention of an exclusive, royalty-free license in a number of strategic product areas. The Kendall Agreement also provides for us to receive development fees and ongoing royalties, including a $500,000 advance royalty payment that was also received in November 2002.

         In April 2002, we entered into a Second Development and License Agreement with Kendall relating to blood collection needles and blood collection needle/holder combinations. Under the terms of the agreement, we receive reimbursement for research and development expenses, payments related to the achievement of certain regulatory and sales milestones, and on-going royalty payments on all product sales.

         Merit Medical

         In January 2001, we entered into a License Agreement with Merit Medical Systems, Inc. relating to the manufacture and marketing of safety needle devices for angiographic guidewire introducers. We received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably over the estimated five-year life of the Merit Agreement. Under the terms of the Merit Agreement, we receive ongoing royalties on net product sales, and began receiving minimum royalty payments in 2002.

         TAP Pharmaceutical Products

         In July 2002, we entered into a Development and License Agreement with TAP Pharmaceutical Products Inc. whereby TAP acquired the right to attach our proprietary safety needle device to TAP's pre-filled syringes. The TAP Agreement has an effective date of January 1, 2002. Under the TAP Agreement, we receive reimbursement for research and development expenses, payments related to the achievement of certain development and regulatory milestones, and on-going royalty payments based upon the number of pre-filled syringes manufactured with our proprietary safety needle device. The TAP Agreement is for a minimum period of three years.

         Becton, Dickinson and Company

         In August 2003, we entered into a License Agreement with Becton, Dickinson and Company relating to the manufacture and marketing of safety needle devices for spinal and epidural needles and certain other specialty needles sold by BD. Under the terms of the agreement, we receive reimbursement for certain research and development expenses, payments related to the achievement of certain regulatory and commercialization milestones, and on-going royalty payments on all product sales.

Distribution Agreements

         Bard Access Systems

         In September 2001, we entered into a Distribution Agreement with Bard Access Systems, Inc. whereby Bard acquired the non-exclusive right to promote, market, distribute and sell LiftLoc(R) Safety Infusion Set, which we manufacture, to hospitals and group purchasing organizations. The Bard Agreement excludes alternate site locations. Under the terms of the agreement, we sell finished product to Bard for marketing under Bard's private label. The Bard Agreement is for a two-year period from the initial date of product launch, and automatically renews for successive one-year terms unless terminated by either party in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

         Physician Sales & Service

         In July 2002, we entered into a Distribution Agreement with Physician Sales and Service, Inc. whereby PSS acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, PSS purchases SHPI branded product from us for resale to PSS's end-user customers. The PSS Agreement is for a one-year period, which automatically renews for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

         Medline Industries

         In August 2002, we entered into a Distribution Agreement with Medline Industries, Inc. whereby Medline acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, Medline purchases SHPI branded product from us for resale to Medline's end-user customers. The Medline Agreement is for a one-year period, which automatically renews for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

         Cardinal Health

         In August 2002, we entered into a Distribution Agreement with Cardinal Health, formerly named Allegiance Healthcare Corporation, whereby Cardinal acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, Cardinal purchases SHPI branded product from us for resale to Cardinal's end-user customers. The Cardinal Agreement shall continue until 90 days after written notice of termination is received by either party.

         ExelInt International

         In May 2003, we entered into a Distribution Agreement with ExelInt International, Company whereby Exel acquired the non-exclusive right to promote, market, distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, we sell finished product to Exel for marketing under Exel's private label. Exel is subject to minimum purchase requirements. The Exel

Agreement is for a five-year period and automatically renews for successive five-year terms unless terminated by either party in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

         Other LiftLoc(R) Distribution Agreements

         During 2003, we entered into Distribution Agreements with Medical Specialties Distributors, Inc., Briggs Corporation, Omni Medical Supply, Inc., Wolf Medical Supply, Inc. and Henry Schein, Inc., whereby each company acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of these agreements, each company purchases SHPI branded product from us for resale to their end-user customers. Each of the agreements is for a one-year term and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

         In December 2003, we entered into a Distribution Agreement with Biometrix Ltd. whereby Biometrix acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set in Israel. Under the terms of the agreement, Biometrix purchases SHPI branded product from us for resale to their end-user customers. The agreement is for a three-year term and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

         In February 2004, we entered into a Distribution Agreement with Medical Mart Supplies Ltd. whereby Medical Mart acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set in Canada. Under the terms of the agreement, Medical Mart purchases SHPI branded product from us for resale to their end-user customers. The agreement runs through December 2005 and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 90 days prior to the expiration of the initial term or any renewal term.

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

         We have received upfront fees totaling $1,080,000 in 2003 and $230,000 in 2002. These upfront payments are being recognized ratably over the life of the respective agreements.

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

         Long-Lived Assets

         We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable. When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. No such impairments were recorded during the years ended December 31, 2003 and 2002.

         Stock Based Compensation

         We have chosen to account for stock options granted to employees and directors under the recognition and measurement principles of APB Opinion 25 instead of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148.

Years Ended December 31, 2003 and 2002

         During the year ended December 31, 2003, we had total operating revenue of $3,606,574, compared with total operating revenue of $1,630,948 for the year ended December 31, 2002. During 2003, we recognized $2,768,570 in product sales and royalties revenue, $778,124 in technology fees and licensing revenue, and $59,880 in development fee revenue. Cost of goods sold combined with costs incurred to generate development fee revenue in 2003 was $582,575. During 2002, we recognized $487,623 in product sales and royalties revenue, $506,900 in technology fees and licensing revenue and $636,425 in development fee revenue. Costs of goods sold and costs incurred to generate development fee revenue in 2002 were $295,921. The substantial growth in product sales and royalties revenue in 2003 reflects a full year of sales for products introduced into the market in late 2002. The decrease in development fee revenue in 2003 versus 2002 reflects the cessation of development stage work for products introduced into the market in late 2002. We will look to our product agreements, sales of our own branded products through distributors, and additional development and strategic arrangements for future revenue growth.

         Research and development ("R&D") expenses in 2003 were $2,595,022 compared to $2,468,347 in 2002. The increase was primarily due to costs incurred in continued development work on the SecureLoc(TM) technology and the hiring additional of R&D personnel.

         Sales and marketing ("S&M") expenses in 2003 were $1,203,310 compared to $437,256 in 2002. The increase was primarily due to the expansion of our sales and marketing staff and travel expenses related to our in-market support of LiftLoc(R) Safety Infusion Set.

         General and administrative ("G&A") expenses in 2003 were $1,139,699 compared to $1,079,927 in 2002, an increase of $59,772. An increase of $61,000 in insurance costs primarily accounts for the total increase in G&A expenses.

         Based on information obtained during the fourth quarter of 2003 related to costs incurred by Kendall, we have recorded a liability of $1,300,000, which amount is our estimate of the portions of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI through 2005. The balance remaining at December 31, 2003, is $1,291,365.

         Operating expenses in 2003, including the patent litigation expense, were $6,238,031 compared to $3,985,530 in 2002, an increase of $2,252,501.
Increased sales and marketing expenses related to our investment in building and developing a distribution network for the LiftLoc(R) Safety Infusion Set product line accounted for $766,054 of the total increase in operating expenses. Actual and accrued expenses related to patent litigation accounted for $1,300,000 of the increase.

         Other income was $94,910 in 2003 compared to $36,112 in 2002. The change was primarily due to interest earned on higher cash balances during 2003.

         Our net loss from operations in 2003 was $3,119,122, compared to $2,614,391 (not including preferred stock dividends) in 2002. The primary factor contributing to the increased loss was the increase in sales and marketing expenses and patent litigation expense, offset in part by the substantial revenue growth achieved in 2003.

         Our basic and diluted net loss per share for the year ended December 31, 2003 was ($0.17) per share. This compares to a net loss per share of ($0.33) for the year ended December 31, 2002, of which a loss of ($.18) per share is attributable to the beneficial conversion feature resulting from the sales of Series A preferred stock.

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

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities, the sale of products, technology and patents, advanced royalties, development fees, technology and license fees and proceeds from the exercise of common stock rights. We used net cash for operating activities of $2,845,885 during 2003, compared to net cash used of $2,568,832 for 2002. In addition, during 2003, $256,069 was used for the purchases of intangible assets and property and equipment, compared to $279,952 during 2002. No financing activities were entered into in 2003. Net cash of $5,002,957 was provided from the placement of preferred stock in 2002. As of December 31, 2003, our working capital was $1,506,455 and our current liabilities were $1,993,557.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new safety needle products and the level of sales of our current products. As of December 31, 2003, we had accounts payable and accrued liabilities totaling $547,940. We also had a current portion of accrued patent litigation expense of $650,000 and current deferred revenue of $795,616, neither of which will require the use of cash. At December 31, 2003, we had cash and cash equivalents of $2,405,626. This cash, along with cash generated from the sale of products, development fees and royalties and $1,000,000 of committed funding from several major stockholders, is expected to provide sufficient cash for us to execute our business plan in 2004. If we are not able to reduce our operating losses, our liquidity will be adversely affected and we may be required to seek additional sources of financing to fund operations. We may not be able to obtain adequate financing when needed or upon satisfactory terms. Failure to raise capital when needed could prevent us from achieving our long-term business objectives.

         As of March 22, 2004, we had granted stock options that were exercisable for 6,685,690 shares of common stock at exercise prices ranging from

$1.00 to $2.00 per share and issued warrants that are exercisable for 580,000 shares of common stock exercise prices of $0.02 and $2.00 per share. The exercise of all such stock options and warrants would result in an equity infusion of $9,276,751. A portion of the stock options and warrants are out of the money, certain options are not yet exercisable, and there can be no assurance that any of the stock options or warrants will be exercised.

Recent Accounting Pronouncements

         On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities
- an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediate for variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 are applicable to the Company no later than January 1, 2004. The adoption of FIN 46 is not expected to have a material effect on our financial condition or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for fiscal periods beginning after December 15, 2004. The adoption of SFAS 150 is not expected to have a material effect on our financial condition or results of operations.

Contractual Obligations

         Our contractual obligations as of December 31, 2003 were as follows:

                                                Payments Due by Year
                                    --------------------------------------------
Obligation              Total          2004            2005         Thereafter
--------------------- ------------- ------------- --------------- --------------
Operating leases      $ 621,804      $253,908        $260,397         $107,499

         We lease office space under a non-cancellable operating lease.


Inflation

         We do not expect the impact of inflation on operations to be significant.

Risk Factors

         In addition to the risks set forth above, we are subject to certain other risk factors due to the industry in which we compete and the nature of our operations. These risk factors include the following:

         We have a history of losses and may never become profitable.

         We have accumulated deficits totaling $36,809,073 since inception in November 1993. With the exception of the second quarter of 1999, all quarters have had operating losses. Among other things, our ability to achieve profitability is dependent on:

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

         We have entered into licensing arrangements with Kendall, TAP, Merit and BD. In addition, we have entered into a private label distribution agreement with Bard and Exel, and distribution agreements for our branded products with Cardinal Health, Medline, PSS, and other specialty distributors. You should consider the following in assessing the value of these agreements and our financial prospects:

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

         o BD has filed a lawsuit against Tyco Healthcare asserting that the Monoject Magellan(TM)safety products infringe upon a BD patent. BD is seeking injunctive relief as well as damages, including attorneys' fees and costs, in an unspecified amount. Under a Development and License Agreement, Tyco Healthcare has the right to withhold up to fifty percent (50%) of royalties due us as an offset against litigation expenses related to charges of infringement by a third party for the manufacture, use or sale of licensed product. This right continues during the period in which such litigation is pending. If, as a result of judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due us on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to us. Based on information obtained during the fourth quarter of 2003 related to costs incurred by Kendall, we have recorded a liability of $1,300,000 as of December 31, 2003, which amount is our estimate of the portion of costs associated with BD's suit against Kendall that Kendall will charge against the royalties due SHPI through 2005;

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

         If our distribution and licensing partners are not successful in their efforts to develop, market and sell our products, it may result in the discontinuance of our business due to lack of revenue. These and other factors create uncertainty concerning our ability to generate future revenues and future profits.

         In 2003, over fifty percent of our revenues were generated under agreements with two of our corporate partners.

         The significant amount of revenues we received in 2003 under these arrangements presents additional risks to our commercial success. If arrangements with either of these partners were terminated or if there is a decline in revenues under either of these arrangements it could have a material adverse effect on us and our revenues and could require us to significantly curtail or even cease operations. In accessing the value of these arrangements you should consider the fact that one of these arrangements may be terminated on fifteen days notice and the other arrangement is subject to annual renewal. In addition, these arrangements are subject to the marketing ability, marketing plans and credit-worthiness of these business partners and the other factors identified in the prior risk factor. There can be no assurance that one or both of these arrangements will not be terminated or that our business partners will be successful in their marketing and sale of the products that are subject to these arrangements.

         We are dependent upon our licensing partners or contract manufacturers to manufacture our products.

         Under our licensing arrangements, we are primarily relying on licensees to arrange for the commercial manufacture of products. LiftLoc(R) Safety Infusion Set is manufactured at a contract manufacturer under our authority and supervision. Contracting with third parties or relying on licensees to manufacture products presents the following risks:

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

         Possible Need for Additional Funding.

         At December 31, 2003, we had cash and cash equivalents of $2,405,626. This cash, along with anticipated cash generated from the sale of products, development fees and royalties and $1,000,000 of committed long-term funding from several major stockholders, is expected to provide sufficient cash for us to execute our business plan in 2004. If we are not able to reduce our operating losses, our liquidity will be adversely affected and we may be required to seek additional sources of financing to fund operations. If we are not able to reduce our operating losses, we may be required to seek additional sources of financing to fund operations. We may not be able to obtain adequate financing when needed or upon satisfactory terms. Failure to raise capital when needed could prevent us from achieving our business objectives and may require us to significantly curtail or even cease operations.

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

         We may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our managerial, operating, financial and other resources. Our future performance will depend, in part, on our ability to manage growth effectively, which will require us to:

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

         We are engaged in a highly competitive business and will compete directly with companies that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, established distribution channels and are better situated in the market than us. Our competitors and potential competitors include Arrow, Baxter International, B. Braun, Becton, Dickinson and Company, Boston Scientific, Churchill Medical Ltd., Cook, Inc., Horizon Medical Products, ICU Medical, Inc., Johnson & Johnson, Kendall, Manan Medical Products, Medamicus, Med-Design Corporation, Medi-Hut Co., Inc., Medisys Technologies, Inc., NMT Group PLC, Now Medical Technologies, Smiths Medical, Retractable Technologies, Inc., Terumo, and several others identified in Item 1 "Description of Business-Competition". Our competitors may use their economic strength to influence the market to continue to buy their existing products. Our competitors may also be potential strategic partners with respect to various products as are, for example, Kendall, Bard and Merit. We do not have an established customer base and are likely to encounter a high degree of competition in developing a customer base. One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with our products. New competitors may emerge and may develop products that compete with our products. No assurance can be given that we will be successful in competing in this industry.

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

         Our Certificate of Incorporation provides for the division of the board of directors into three classes substantially equal in number. At each annual meeting of stockholders one class of directors is to be elected for a three-year term. Amendments to this provision must be approved by a two-thirds vote of all the outstanding stock entitled to vote; the number of directors may be changed by a majority of the entire board of directors or by a two-thirds vote of the outstanding stock entitled to vote. Meetings of stockholders may be called only by the board of directors, our CEO, or our president. Stockholder action may not be taken by written consent. These provisions could have the effect of (i) discouraging attempts at non-negotiated takeovers that may provide for stockholders to receive a premium price for their stock, or (ii) delaying or preventing a change of control, which some stockholders may believe is in their interest.

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

         We have outstanding 21,861,369 Shares of Common Stock whose holders have been granted registration rights.

         In October 2001, the Company entered into an Investor Rights Agreement with the purchasers of the Company's Series A Preferred Stock. These shares are being automatically converted into 21,861,369 shares of our common stock. Holders of these shares have been granted demand and piggy-back registration rights with respect to these shares. In addition, in March 22, 2004, the Company entered into an agreement whereby several major stockholders agreed to make up to $1,000,000 in funding available to the Company under the terms of a convertible note. As partial consideration for this commitment, the Company issued to these stockholders warrants to acquire 80,000 shares of the Company's common stock. The Company has also granted demand and piggy-back registration rights with respect to the common stock underlying these warrants and the common stock into which the $1,000,000 convertible promissory note, if issued, may be convertible. Sales of this common stock in the public market could materially and adversely affect the market price of the common stock.

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

         As of December 31, 2003, there were 17,831,479 shares of our common stock issued and outstanding. On this date we also had outstanding 21,861,369 shares of Series A Preferred Stock, which is convertible into the same number of shares of common stock. The Series A Preferred Stock automatically converted into common stock because the average closing share price of our common stock, as reported on the OTC Bulletin Board, exceeded $1.374 per share for twenty consecutive trading days between January 26, 2004 and February 23, 2004. After the Series A Preferred Stock certificates are returned and the shares of common stock are issued upon conversion of the preferred stock, we will have 39,692,848 shares of common stock outstanding. This amount does not include an additional aggregate of 7,185,690 additional shares of our common stock that are issuable pursuant to stock options granted under our stock option plans and warrant agreements.

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

         Our common stock may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties, the customer's rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

Item 7. Financial Statements

         See index to consolidated financial statements and consolidated financial statement schedules beginning on page F-1 hereof.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

Item 8A. Controls and Procedures

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to that which is required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         Set forth below is certain information concerning each of our directors and executive officers as of March 22, 2004.

                                                                       With the
          Name                  Age          Position              Company Since
          ----                  ---          --------              -------------

 Jeffrey M. Soinski             42   President, Chief Executive          2001
                                     Officer and Director

 Guy J. Jordan, Ph.D.(1)(2)(3)  55   Chairman of the Board               2001

 Donald D. Solomon, Ph.D.       53   Vice President, Chief Operating     2000
                                     Officer, Chief Technical Officer
                                     and Director

 Paul S. Evans                  41   Vice President, Business            2000
                                     Development, General Counsel
                                     and Secretary

 Keith L. Merrell               58   Controller, Acting Chief            2000
                                     Financial Officer and Treasurer

 David W. Jahns(2)              38   Director, Chairman of               2001
                                     Compensation Committee

 Stuart A. Randle(1)(3)         44   Director, Chairman of               2001
                                     Nominating Committee

 Stephen I. Shapiro(2)          59   Director                            2001

 Robert R. Walker(1)(3)         73   Director, Chairman of               1994
                                     Audit Committee
---------------------
(1) Member of Audit Committee.
(2) Member of Compensation Committee.
(3) Member of Nominating Committee.

         Jeffrey M. Soinski. Mr. Soinski is our President, Chief Executive Officer and a director. His term as a director expires at the 2005 annual meeting of stockholders. Mr. Soinski brings over 20 years of general management, business development and marketing experience to our company, including several years as the President and Chief Executive Officer of ViroTex Corporation ("ViroTex"), a venture-backed pharmaceutical company focused on the development and commercialization of proprietary drug delivery systems. Mr. Soinski was with ViroTex from 1992 through 1999. He merged ViroTex into Atrix Laboratories, Inc. (Nasdaq: ATRX) in 1998, and continued working with Atrix on a transitional basis through 1999. From 2000 through 2001, Mr. Soinski was the Managing Partner and Chief Executive Officer of Mad Dogs & Englishmen, a marketing communications firm with offices in New York and San Francisco. Mr. Soinski has a BA degree from Dartmouth College.

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

         Donald D. Solomon, Ph.D. Dr. Solomon is Chief Operating Officer, Chief Technology Officer, a Vice President and a director. His term as a director expires at the 2004 annual meeting of stockholders. Dr. Solomon joined us in October 2000 and has served as a director since March 2001. He has over 24 years of medical product experience in research, product development, engineering and manufacturing. Prior to joining our company, Dr. Solomon was the Vice President of Research and Development at Johnson & Johnson Medical - Vascular Access from 1997 to 2000. Prior to that Dr. Solomon spent 14 years at Becton Dickinson ("BD"), and held positions as Worldwide Director of R&D for BD Pharmaceutical Systems Division based in France, and Director of R&D for Biocompatible Polymer Development at the BD Infusion Therapy Division. Dr. Solomon holds 38 patents and is the author of 52 scientific publications. He received Masters and Ph.D. degrees from Case Institute of Technology at Case Western Reserve University.

         Paul S. Evans. Mr. Evans is our Vice President, Business Development, General Counsel and corporate Secretary. He joined us in June 2000. Mr. Evans manages our intellectual property portfolio and corporate legal matters, and is extensively involved in business development efforts. Mr. Evans brings a wide range of intellectual property and corporate legal experience to us, having previously served as Vice President, General Counsel for an R&D company (1994 to 2000), and as a patent attorney with the law firm of Snow, Christensen & Martineau. Prior to earning his law degree, Mr. Evans worked as a Project/Design Engineer for Morton International (now Autoliv). He holds BS and JD degrees from the University of Utah.

         Keith L. Merrell. Mr. Merrell is our Controller, Acting Chief Financial Officer and Treasurer. He joined us in July 2000. Mr. Merrell draws on 29 years of accounting experience to manage all of our accounting functions and to interface with our independent public accountants. He spent two years in the field of public accounting, and served as Chief Financial Officer or Controller of four companies prior to his joining us. His business career also includes extensive experience in management, sales and marketing, and consulting. He served as Vice President - Western Operations for Michelex, an injection molding company with corporate headquarters in New York, from 1998 to 2000. From 1991 to 1998 he served as Director of Finance for The Duplication Group, planning, implementing and bringing online the first CD manufacturing facility in the intermountain area. He graduated from Arizona State University with a BS degree in Accounting.

         David W. Jahns. Mr. Jahns serves as one of our directors. His term as a director expires at the 2006 annual meeting of stockholders. Mr. Jahns is a General Partner and principal of Galen Partners. Since joining Galen in 1993, Mr. Jahns has been responsible for making and managing investments in several of the firm's portfolio companies. He is an experienced board member and currently serves on the boards of DAOU Systems, Inc. and several of Galen's privately held portfolio companies. Prior to joining Galen, Mr. Jahns worked in the Corporate Finance Division at Smith Barney, where he worked on a variety of corporate finance and merger and acquisition related transactions, and assisted in the marketing of public offerings. Mr. Jahns has an MBA degree from the J. L. Kellogg Graduate School of Management at Northwestern University and a BA degree from Colgate University.

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

         Stephen I. Shapiro. Mr. Shapiro serves as one of our directors. His term as a director expires at the 2005 annual meeting of stockholders. Mr. Shapiro has over 30 years of relevant medical device and equipment industry experience, with special expertise in a wide variety of healthcare markets, particularly high-volume sterile disposables, critical care instruments and cardiovascular devices. Mr. Shapiro began his career at Union Carbide Clinical Diagnostics and Becton Dickinson, where he was Director of Advanced R&D and New Business Development. In 1982, he joined The Wilkerson Group, a leading management consultancy to pharmaceutical, medical device, and diagnostic companies. Mr. Shapiro was Managing Director and a principal of The Wilkerson Group at the time of its acquisition by IBM in 1996. In 1999, Mr. Shapiro left The Wilkerson Group (now IBM Healthcare Consulting) to focus on sourcing and evaluating investments for two premier healthcare venture capital firms, including Galen Partners. He currently serves on the board of Novoste Corporation and Closure Medical Corporation. Mr. Shapiro has a BS degree from the Massachusetts Institute of Technology and an MS degree in biomedical engineering from the University of California, Berkley.

         Robert R. Walker. Mr. Walker serves as one of our directors. His term as a director expires at the 2006 annual meeting of stockholders. Since 1992, Mr. Walker has been principally self-employed as a consultant in the healthcare industry primarily in the area of start-up medical device companies. From 1976 to 1992, Mr. Walker was employed by IHC Affiliated Services Division of Intermountain Healthcare, a regional hospital company. He retired as President of IHC Affiliated Services in 1992. He is also a former Chairman of the board of AmeriNet, Inc., a national group purchasing organization for hospitals, clinics, detox/drug centers, emergency, nursing homes, private laboratories, psychiatric centers, rehabilitation facilities, surgical centers and other institutions. Mr. Walker is a member of the American Hospital Association and the Hospital Financial Management Association. He has a BS degree in Business Administration from the University of Utah.

         Our executive officers are elected by the board on an annual basis and serve at the discretion of the board.

         The Company has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and other senior financial officers. Our Code of Ethics is posted on the Company's Web site.

Board Committees

         We have a standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, a Compensation Committee and a Nominating Committee.

         The Audit Committee

         The Company's Audit Committee held three meetings during 2003. The function of the Audit Committee as detailed in the Audit Committee Charter is to provide assistance to the Board in fulfilling their responsibility to the stockholders, potential stockholders, and investment community relating to corporate accounting, reporting practices of the Company and the quality and integrity of the financial reports of the Company. In so doing, it is the responsibility of the Audit Committee to maintain free and open means of communication between the directors, the independent auditors and Company management. The Company believes that the members of the Audit Committee are independent as defined by Rule 4200(a) of NASD's listing standards. The members of the Audit Committee are Guy J. Jordan, Stuart A. Randle and Robert R. Walker. Mr. Walker, Chairman of our Audit Committee, serves as our financial expert on that committee.

         The Compensation Committee

         The Company's Compensation Committee held one meeting during 2003. The Compensation Committee administers the Company's stock option plan, establishes a general compensation policy for the Company and, except as prohibited by applicable law, may take any and all actions that the Board could take relating to the compensation of employees, directors and other parties. The members of the Compensation Committee are David W. Jahns, Guy J. Jordan, and Stephen I. Shapiro. David W. Jahns is Chairman of our Compensation Committee.

         The Nominating Committee

         The Nominating Committee was formed in January 2004. As a result, it held no meetings in 2003. The Nominating Committee's Charter and Policies are available on the Company's website, which is located at www.shpi.com. The Company believes that the members of the Nominating Committee are independent as defined by Rule 4200(a) of NASD's listing standards. The members of the Nominating Committee are Guy J. Jordan, Stuart A. Randle and Robert R Walker. Stuart A. Randle is Chairman of our Nominating Committee.

         The Nominating Committee has held one meeting during 2004 to date in which it recommended the nomination of Messrs. Randle and Solomon for reelection to the Board. The function of the Nominating Committee, as detailed in the Nominating Committee's Charter, is to recommend to the Board the slate of director nominees for election to the Board and to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings. It is the policy of the Nominating Committee to consider candidates recommended by security holders, directors, officers and other sources, including, but not limited to, third-party search firms. Security holders of the Company may submit recommendations for candidates for the Board. All recommendations shall be submitted to Paul Evans at SHPI, Inc, 585 West 500 South, Bountiful, Utah 84010 (telephone: 801-298-3360, email: pevans@shpi.com). Such submissions should include the name, contact information, a brief description of the candidate's business experience and such other information as the person submitting the recommendation believes is relevant to the evaluation of the candidate. Paul Evans will then pass all such recommendations on to the Nominating Committee for consideration. For candidates to be considered for election at the next annual meeting stockholders, the recommendation must be received by the Company no later than 120 calendar days prior to the date that the Company's proxy statement is released to security holders in connection with such meeting.

         The Nominating Committee has not established any fixed minimum qualifications in order to consider a proposed candidate for election to the Board. However, the Nominating Committee has a strong preference for candidates with prior board of director experience with public companies. The Nominating Committee will also consider such other factors as it deems appropriate to assist in developing a board and committees that are diverse in nature and comprised of experienced and seasoned advisors. These factors include judgment, skill, diversity (including factors such as race, gender or experience), integrity, experience with businesses and other organizations of comparable size, the interplay of the candidate's experience with the experience of other Board members, and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board.

         The Nominating Committee will evaluate whether an incumbent director should be nominated for re-election to the Board or any committee of the Board upon expiration of such director's term using the same factors as described above for other Board candidates and the committee will also take into account the incumbent director's performance as a Board member. Failure of any incumbent director to attend at least seventy-five percent (75%) of the Board meetings held in any calendar year will be viewed negatively by the Nominating Committee in evaluating the performance of such director.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

         Based solely on our review of forms furnished to us and representations from reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during 2003.

Item 10. Executive Compensation

         Incorporated by reference to the Company's definitive proxy statement, which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 22, 2004, for: (i) each person who is known by us to beneficially own more than five percent of our common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all directors and executive officers as a group. On March 22, 2003 the Company had 39,782,848 shares of Common Stock outstanding. This figure includes the 21,861,369 shares of Series A Preferred stock that were converted into Common Stock on a one-for-one basis in the first quarter of 2004.

                                      Shares
       Name and Address            Beneficially            Percentage
    of Beneficial Owner(1)           Owned(2)              of Total(2)                 Position
    ----------------------         ------------            -----------                 --------
Jeffrey M. Soinski(3)                1,521,980                 3.68            President, CEO and Director

Guy J. Jordan, Ph.D.(4)                322,220                    *            Chairman of the Board


Donald D. Solomon, Ph.D.(5)            600,259                 1.49            Vice President, COO, CTO and
                                                                               Director

Paul S. Evans(6)                       444,253                 1.10            Vice President, Business
                                                                               Development, General
                                                                               Counsel, and Secretary

Keith L. Merrell(7)                    168,715                    *            Controller, Acting CFO and
                                                                               Treasurer

David W. Jahns(8)                       80,542                    *            Director

Stuart A. Randle(9)                     77,765                    *            Director

Stephen I. Shapiro(10)                 146,045                    *            Director

Robert R. Walker(11)                   187,542                    *            Director

Executive Officers and               3,361,779                 7.79
  Directors as a Group
  (9 persons)

Galen Partners III, L.P. and        15,336,413                 38.5
   affiliates (12)

* Less than 1%.
---------------------
(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the company.
(2) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(3) Includes 11,586 shares of common stock purchased through our 401(k) plan and options to acquire 1,510,394 shares of common stock. Does not include options to acquire 978,020 shares of common stock that vest 60 days beyond March 22, 2004.
(4) Includes options to acquire 322,220 shares of common stock. Does not include options to acquire 77,780 shares of common stock that vest 60 days beyond March 22, 2004.
(5) Includes 10,000 shares of common stock, 65,666 shares of Series A Preferred Stock that is immediately convertible into the same number of shares of common stock, 62,101 shares of common stock purchased through our 401(k) plan and options to acquire 462,492 shares of common stock. Does not include options to acquire 237,508 shares of common stock that vest 60 days beyond March 22, 2004.
(6) Includes 61,000 shares of common stock, 41,609 shares of common stock purchased through our 401(k) plan and options to acquire 341,644 shares of common stock. Does not include options to acquire 158,356 shares of common stock that vest 60 days beyond March 22, 2004.
(7) Includes 36,000 shares of common stock, 36,953 shares of common stock purchased through our 401(k) plan and options to acquire 95,762 shares of common stock. Does not include options to acquire 84,238 shares of common stock that vest 60 days beyond March 22, 2004.
(8) Includes options to acquire 80,542 shares of common stock. Does not include options to acquire 19,548 shares of common stock that vest 60 days beyond March 22, 2004. Does not include shares held by Galen Partners III, L.P. David Jahns is a member of Claudius, L.L.C., a Delaware limited liability company, and a general partner of Galen Partners III, L.P. and Galen Partners International III, L.P. See note (12) below.
(9) Includes options to acquire 77,765 shares of common stock. Does not include options to acquire 72,235 shares of common stock that vest 60 days beyond March 22, 2004.
(10) Includes 65,503 shares of Series A Preferred Stock that is immediately convertible into the same number of shares of common stock and options to acquire 80,542 shares of common stock. Does not include options to acquire 19,458 shares of common stock that vest 60 days beyond March 22, 2004.
(11) Includes stock options to purchase 124,542 shares of common stock and 63,000 shares of common stock that Mr. Walker is deemed to beneficially own through a trust. Does not include options to acquire 69,458 shares of common stock that vest 60 days beyond March 22, 2004.
(12) Information regarding Galen Partners III, L.P. and its affiliates is derived from the Form 4 filed by Galen Partners III, L.P. with the Securities and Exchange Commission on September 9 and September 26, 2002. Shares owned represent 13,937,735 shares of Series A Preferred Stock held of record by Galen Partners III, L.P., 1,261,605 shares of Series A Preferred Stock held of record by Galen Partners International III, L.P., and 57,073 shares of Series A Preferred Stock held of record by Galen Employee Fund III, L.P. Also includes warrants to purchase 80,000 shares of common stock. William R. Grant, Bruce F. Wesson, L. John Wilkerson, David
     W. Jahns, Srini Conjeevaram, and Zubeen Shroff are all natural persons and are the members of Claudius, L.L.C., a Delaware limited liability company, the general partner of Galen Partners III, L.P. and Galen Partners International III, L.P. Bruce F. Wesson is the President of Wesson Enterprises, Inc., a Delaware corporation, which is the general partner of Galen Employee Fund III, L.P.

Series A Preferred Stock

         At December 31, 2003 we had issued and outstanding 21,861,369 shares of Series A Preferred Stock. Galen Partners III, L.P. and affiliates own 15,256,413 of these shares as described in the above table, which comprises 69.78% of the outstanding Series A Preferred Stock. No other stockholder owned more than 5% of the outstanding Series A Preferred Stock. The Series A Preferred Stock automatically converted into common stock if the average closing share price of our common stock, as reported on the OTC Bulletin Board, exceeds $1.374 for at least twenty consecutive trading days. Between January 26, 2004 and February 23, 2004 the Company's common stock closed each trading day at $1.39 per share or more. On February 23, 2004, the closing price was $1.48 per share. As a result, all of the Series A Preferred Stock was converted into common stock on a one-for-one basis. After the Series A Preferred Stock certificates are returned and the shares of common stock are issued upon conversion of the preferred stock, 39,692,848 shares of common stock will be issued and outstanding. This does not include common stock issuable upon the exercise of outstanding stock options and warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

         The following table sets forth certain information with respect to equity securities of the Company that are authorized for issuance as of the year ended December 31, 2003.

                                                Equity Compensation Plan Information

                              Number of securities to       Weighted average
                              be issued upon exercise       exercise price of        Number of securities
                              of outstanding options,     outstanding options,      remaining available for
                              warrants and rights (1)    warrants and rights (1)      future issuance (1)
Equity compensation plans
   approved by security
   holders                           7,265,690                    $1.28                     814,310
Equity compensation plans
   not approved by
   security holders                      0                                                     0
                             -------------------------- -------------------------- --------------------------
Total                                7,265,690                    $1.28                     814,310

(1) All of the securities referenced in the table are shares of our common stock. Does not include common stock issuable under the Specialized Health Product International, Inc. 2004 Employee Stock Purchase Plan, which was adopted in January 2004.


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

         In September and November 2002, Galen Partners and other accredited and sophisticated investors exercised rights to acquire an additional 10,944,339 shares of Series A Preferred Stock for an aggregate net purchase price of $5,002,957, or $.458 per share. The Series A Preferred Stock is in the process of being converted into common stock on a one-for-one basis, as discussed in
Item 11.

         On March 22, 2004, we entered into an agreement with Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P. (collectively, "Galen Partners") whereby Galen Partners agreed to purchase a convertible promissory note ("Note") in the aggregate principal amount of $1,000,000 upon our request made at any time between March 31, 2004 and March 31, 2005. The Note has a term of three years and bears interest at the rate of 12% per annum, with accrued interest to be paid July 1 and January 1 of each year the Note remains outstanding. The entire outstanding principal amount due on the Note may, at Galen Partner's option, be converted into fully paid and nonassessable shares of our common stock. The conversion price will be 110% of the average closing share price for our common stock as reported on NASDAQ or the OTC Bulletin Board for the twenty (20) consecutive trading days prior to the date of the issuance of the Note. As consideration for entering into this purchase agreement, Galen Partners will receive a warrant that provides them the right, but not the obligation, to purchase 80,000 shares of our common stock at an exercise price of $0.02 per share. The warrant shall expire and be no longer exercisable after 5:00 p.m., Eastern Time, on March 22, 2007. Further, we are obligated to pay up to $10,000 in legal fees incurred by Galen Partners related to this transaction.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

         Listed on page 39 hereof.

Reports on Form 8-K

         On November 13, 2003, we filed a current report on Form 8-K reporting under Item 5 information relating to our third quarter financial results.

Item 14. Principal Accountant Fees and Services

Audit Fees

         The aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and 2002 were $76,855 and $74,070, respectively.

Audit Related Fees

         The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2003 and 2002 were $0 and $0, respectively.

Tax Fees

         The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and 2002 were $9,500 and $9,500, respectively.

All Other Fees

         The aggregate fees billed for products and services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2003 and 2002 were $0 and $0, respectively.

Audit Committee

         Our audit committee is comprised of three independent directors. It is the Company's policy that the Audit Committee pre-approves all audit, tax and related services. All of the services described above in this Item 14 were approved in advance by our Audit Committee. No items were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

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

                                           SPECIALIZED HEALTH PRODUCTS
                                           INTERNATIONAL, INC.
                                           (Registrant)


Date: March 23, 2004                       By /s/ Jeffrey M. Soinski
                                             -----------------------------------
                                             Jeffrey M. Soinski
                                             President, Chief Executive Officer
                                             and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                             Title                     Date
      ---------                             -----                     ----

 /s/ Jeffrey M. Soinski      President, Chief Executive Officer   March 23, 2004
---------------------------  and Director (Principal Executive
Jeffrey M. Soinski           Officer)


 /s/ Keith L. Merrell        Controller, Acting Chief Financial   March 23, 2004
---------------------------  Officer and Treasurer (Principal
Keith L. Merrell             Financial and Accounting Officer)


 /s/ Guy J. Jordan, Ph.D.    Chairman of the Board                March 23, 2004
---------------------------
Guy J. Jordan, Ph.D.


/s/ Donald D. Solomon, Ph.D. Director, Vice President, COO        March 23, 2004
---------------------------- and CTO
Donald D. Solomon, Ph.D.


 /s/ David W. Jahns          Director                             March 23, 2004
----------------------------
David W. Jahns


 /s/ Stuart A. Randle        Director                             March 23, 2004
----------------------------
Stuart A. Randle


 /s/ Stephen I. Shapiro      Director                             March 23, 2004
----------------------------
Steve I. Shapiro


 /s/ Robert R. Walker        Director                             March 23, 2004
----------------------------
Robert R. Walker

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

3(ii).1 Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company's Form 10-KSB, dated December 31, 2002)..

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

10.5 Employment Agreement with Mr. Larry Sheldon (Incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB, dated December 31, 2002).
         .

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

10.14 Second Development and License Agreement, effective date of April 12, 2002, by and among Safety Syringe Corporation, a wholly owned subsidiary of the Company and Tyco Healthcare Group LP. (Incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2001).

10.15 Development and License Agreement, effective as of January 1, 2002, by and among Safety Syringe Corporation and TAP Pharmaceutical Products, Inc. (Incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2001).

10.16 OEM Supply and Distribution Agreement, effective as of May 21, 2003, by and between Specialized Health Products, Inc., a wholly owned subsidiary of the Company and ExelInt International, Company. (Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2002).

10.17 License Agreement, effective August 8, 2003, by and between Specialized Health Products, Inc. and Becton, Dickinson and Company. (Incorporated by reference to Exhibit 10.17 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2002).

10.18 Specialized Health Products International, Inc. 2004 Employee Stock Purchase Plan.

10.19 Purchase Agreement, dated March 22, 2004, by and between Specialized Health Products International, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P.

10.20 Amendment No. 1 to Investors' Rights Agreement, effective date of March 22, 2004, by and between the Company and the Initiating Holders as identified on the signature page.

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

32.1 Certification of Jeffrey M. Soinski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Keith L. Merrell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                    Page
                                                                    ----


Report of Independent Auditors                                      F - 2

Consolidated Balance Sheet as of December 31, 2003                  F - 3

Consolidated Statements of Operations for the Years Ended
  December 31, 2003 and 2002                                        F - 5

Consolidated Statement of Stockholders' Equity
  for the Years Ended December 31, 2003 and 2002                    F - 6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2003 and 2002                                        F - 7

Notes to Consolidated Financial Statements                          F - 8

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Specialized Health Products International, Inc.:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Specialized Health Products International, Inc., and its subsidiaries at December 31, 2003 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 22, 2004

SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET


                                                                                           December 31,
                                                                                               2003
                                                                                      ----------------------
      Assets
      Current assets:
         Cash and cash equivalents                                                       $     2,405,626
         Accounts receivable, net of an allowance of zero                                        727,615
         Inventory                                                                               199,044
         Prepaid expenses and other                                                              167,727
                                                                                      ----------------------
             Total current assets                                                              3,500,012
                                                                                      ----------------------
      Property and equipment, net:
         Research and development machinery and equipment                                        359,525
         Office furniture and fixtures                                                           158,085
         Computer equipment and software                                                         200,177
         Leasehold improvements                                                                  139,350
         Molds                                                                                   201,090
         Manufacturing equipment                                                                  69,326
         Construction in process                                                                  33,993
                                                                                      ----------------------
                                                                                               1,161,546
         Less accumulated depreciation and amortization                                         (833,968)
                                                                                      ----------------------
             Total property and equipment, net                                                   327,578
                                                                                      ----------------------

      Other assets                                                                                27,000
      Intangible assets, net                                                                     235,585
                                                                                      ----------------------
                                                                                         $     4,090,175
                                                                                      ======================



                           See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS international, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET (Continued)


                                                                                           December 31,
                                                                                               2003
                                                                                      ----------------------
      Liabilities and Stockholders' Equity
      Current liabilities:
         Accounts payable                                                                $        229,122
         Accrued liabilities                                                                      318,819
         Accrual for patent litigation expenses, current portion                                  650,000
         Deferred revenue                                                                         795,616
                                                                                      ----------------------
             Total current liabilities                                                          1,993,557
                                                                                      ----------------------
      Accrual for patent litigation expenses, net of current portion                              641,365
      Deferred revenue, net of current portion                                                    371,349
      Deferred rent                                                                                11,929
                                                                                      ----------------------
             Total liabilities                                                                  3,018,200
                                                                                      ----------------------
      Commitments and contingencies (Note 4)

      Stockholders' equity:
         Series A preferred stock, $.001 par value; 30,000,000 shares authorized,
           21,861,369 shares issued and outstanding  at December 31, 2003
           (liquidation preference of  $11,422,917 at December 31, 2003)                           21,861
         Common stock, $.02 par value; 70,000,000 shares authorized, 17,831,479
           shares issued and outstanding at December 31, 2003                                     356,630
         Additional paid-in capital (common and preferred)                                     37,502,557
         Accumulated deficit                                                                  (36,809,073)
                                                                                      ----------------------
             Total stockholders' equity                                                         1,071,975
                                                                                      ----------------------
             Total liabilities and stockholders' equity                                  $      4,090,175
                                                                                      ======================


                           See accompanying notes to consolidated financial statements.

                                                          F-4

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Years ended December 31
                                                                                      2003                2002
                                                                            ----------------------------------------
Revenue:
    Product sales and royalties                                           $         2,768,570    $         487,623
    Technology fees and licensing                                                     778,124              506,900
    revenues
    Development fees and related services                                             59,880               636,425
                                                                          ------------------------------------------
                                                                                    3,606,574            1,630,948

 Cost of revenue                                                                      582,575              295,921
                                                                          ------------------------------------------

       Gross profit                                                                 3,023,999            1,335,027
                                                                          ------------------------------------------

                                Operating expenses:
   Research and development                                                         2,595,022            2,468,347
   Sales and marketing                                                              1,203,310              437,256
   General and administrative                                                       1,139,699            1,079,927
   Patent litigation expense                                                        1,300,000                    -
                                                                          ------------------------------------------
       Total operating expenses                                                     6,238,031            3,985,530
                                                                          ------------------------------------------
Loss from operations                                                               (3,214,032)          (2,650,503)
                                                                          ------------------------------------------
                            Other income (expense):
   Interest income                                                                     93,158               39,086
   Interest expense                                                                         -               (4,897)
   Other income (expense), net                                                          1,752                1,923
                                                                          ------------------------------------------
       Other income (expense), net                                                     94,910               36,112
                                                                          ------------------------------------------
Net loss                                                                           (3,119,122)          (2,614,391)
Less preferred stock deemed dividend related to
  beneficial conversion feature                                                             -           (3,281,564)
                                                                          ------------------------------------------

Net loss applicable to common shares                                      $        (3,119,122)   $      (5,895,955)
                                                                          ==========================================

Basic and diluted net loss per common share                               $              (.17)   $            (.33)
                                                                          ==========================================
Basic and diluted weighted average number of common
   shares outstanding                                                              17,831,479           17,921,479
                                                                          ==========================================


                             See accompanying notes to consolidated financial statements.

                                                         F-5

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                      Series A
                                   Preferred Stock            Common Stock        Additional    Deferred
                               ---------------------------------------------------  Paid-in   Compensation   Accumulated
                                 Shares       Amount       Shares       Amount      Capital      Expense       Deficit
                               --------------------------------------------------------------------------------------------
BALANCE as of
  December 31, 2001             10,917,030    $  10,917   17,921,479   $ 358,430  $ 29,227,180  $ (19,073)  $(27,793,996)

Issuance of preferred stock
  for cash, net of expenses     10,944,339       10,944            -           -     4,992,013          -              -

Amortization of deferred
  compensation expense                   -            -            -           -             -     19,073              -

Preferred stock dividend
  related to beneficial
  conversion feature                     -            -            -           -     3,281,564          -     (3,281,564)

Net loss                                 -            -            -           -             -          -     (2,614,391)
                               --------------------------------------------------------------------------------------------
BALANCE as of December 31,
  2002                          21,861,369       21,861   17,921,479     358,430    37,500,757          -    (33,689,951)

Cancellation of shares                   -            -      (90,000)     (1,800)        1,800          -              -

Net loss                                 -            -            -           -             -          -      (3,119,122)
                               --------------------------------------------------------------------------------------------
BALANCE as of
  December 31, 2003             21,861,369   $   21,861   17,831,479   $ 356,630  $ 37,502,557          -    $(36,809,073)
                               --------------------------------------------------------------------------------------------


                                See accompanying notes to consolidated financial statements.

                                                           F-6

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Years Ended December 31,
                                                                              2003              2002
                                                                       ------------------------------------
Cash flows from operating activities:
    Net loss                                                            $   (3,119,122)   $   (2,614,391)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                          135,342            54,886
        Amortization of deferred compensation                                        -            19,073
        Changes in operating assets and liabilities:
           Accounts receivable                                                (484,680)         (142,385)
           Notes receivable, net                                                     -             2,132
           Inventory                                                           194,844          (393,888)
           Prepaid expenses and other                                          125,289          (244,023)
           Accounts payable                                                     28,448           108,134
           Accrued liabilities                                                   3,522          (245,389)
           Accrual for patent litigation expenses                            1,291,365                 -
           Deferred revenue                                                 (1,019,026)          887,325
           Deferred rent                                                        (1,867)          (18,306)
                                                                       ------------------------------------
              Net cash used in operating activities                         (2,845,885)       (2,586,832)
                                                                       ------------------------------------
Cash flows from investing activities:
    Purchase of intangible assets                                              (95,865)         (158,218)
    Purchase of property and equipment                                        (160,204)         (121,734)
                                                                       ------------------------------------
              Net cash used in investing activities                           (256,069)         (279,952)
                                                                       ------------------------------------
Cash flows from financing activities:
   Net proceeds from issuance of preferred stock                                     -         5,002,957
                                                                       ------------------------------------
              Net cash provided by financing activities                              -         5,002,957
                                                                       ------------------------------------
Net increase (decrease) in cash                                             (3,101,954)        2,136,173
Cash and cash equivalents at beginning of year                               5,507,580         3,371,407
                                                                       ------------------------------------
Cash and cash equivalents at end of year                                $    2,405,626    $    5,507,580
                                                                       ====================================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                $            -    $        4,897


                        See accompanying notes to consolidated financial statements.

                                                    F-7

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      NATURE OF OPERATIONS
         --------------------

History and Nature of Operations
--------------------------------

Specialized Health Products, Inc. ("SHP"), a Utah corporation, was incorporated in November 1993. On July 28, 1995, SHP became a wholly owned subsidiary of SHPI, a Delaware corporation, through a merger with a subsidiary of SHPI (the "Acquisition"). On that date SHP changed its name to "Specialized Health Products International, Inc. ("SHPI" or the "Company"). The persons serving as officers and directors of SHP immediately prior to the consummation of the Acquisition were elected to the same offices with SHPI and retained their positions as directors and officers of SHP. In addition, the outstanding securities of SHP became outstanding securities of SHPI.

SHPI designs, develops, manufactures, and licenses safety healthcare products that minimize the risk of accidental needle sticks. The Company has 20 highly differentiated, patented safety needle technologies. These technologies apply to the following: syringe, pre-filled syringe, IV catheter, guidewire introducer, PICC introducer, blood collection, epidural, spinal, Huber, biopsy, and other specialty needles. The Company operates in one business segment.

The Company's business model is to enter into licensing, original equipment manufacturing ("OEM") supply, or distribution agreements for its products, rather than engage in direct sales of products to end-users on its own. SHPI has entered into product agreements relating to specific technologies and product lines with The Kendall Company ("Kendall"), a division of Tyco Healthcare Group LP, Bard Access Systems, Inc. ("Bard"), TAP Pharmaceutical Products Inc. ("TAP"), Merit Medical Systems, Inc. ("Merit") and Exelint International Co. ("Exel"). SHPI has distribution agreements in place with Cardinal Health, Medline Industries, Inc. ("Medline"), Physician Sales and Service, Inc. ("PSS"), Medical Specialties Distributors, Inc., Omni Medical Supply, Inc., Briggs Corporation, Henry Schein, Inc., Wolf Medical Supply, Inc., Biometrix Ltd. and Medical Mart Supplies Ltd. for products marketed under the SHPI label.

The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new safety needle products and the level of sales of our current products. As of December 31, 2003, the Company had accounts payable and accrued liabilities totaling $547,941. The Company also had the current portion of accrued litigation expenses of $650,000 and current deferred revenue of $795,616, neither of which will require the use of cash. At December 31, 2003, the Company had cash and cash equivalents of $2,405,626.

The Company believes existing cash, along with cash generated from the sale of products, development fees and royalties and $1,000,000 of committed funding from several major stockholders (Note 9) will provide sufficient cash for the Company to execute its business plan in 2004.

(2)      SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of SHPI and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
----------------

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

Concentrations of Credit Risk
-----------------------------

The Company's distribution and license agreements are primarily with partners operating in the United States. At December 31, 2003, one partner accounted for approximately 56% of the accounts receivable balance. For the years ended December 31, 2003 and 2002, two partners accounted for approximately 55% and 82% of total revenues, respectively.

The Company is currently utilizing a single contract manufacturer to produce its LiftLoc(R) Safety Infusion Set.

Cash and Cash Equivalents
-------------------------

The Company considers all certificates of deposit with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents are deposited with financial institutions located in Salt Lake City, UT and at times may exceed insured depository limits.

Inventory
---------

Inventory is valued at the lower of cost or market. Cost is determined using a method that approximates costs determined using the first-in first-out ("FIFO") basis. At December 31, 2003, inventory is comprised of the following:

                                                      12/31/2003
                                                      ----------
         Raw materials                               $  123,060
         Work in process                                  4,318
         Finished goods                                  81,666
         Less: Allowance for obsolescence and
                 shrinkage                              (10,000)
                                                     ----------
         Total                                       $  199,044
                                                     ==========

Property and Equipment
----------------------

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

Long-Lived Assets
-----------------

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its long-lived assets may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. No such impairments were recorded during the years ended December 31, 2003 and 2002.

Other Assets
------------

Other assets consist of a building security lease deposit for the Company's headquarters building.

Intangible Assets
-----------------

Intangible assets consist of outside legal patent costs which have been capitalized and are being amortized over 17 years. Accumulated amortization at December 31, 2003 was $18,498. The following summarizes amortization on the asset valuation at December 31, 2003, that will be recorded over the next five years:

         Year Ending December 31                     Amortization Expense
         -----------------------                     --------------------
                  2004                                        $   16,648
                  2005                                            16,648
                  2006                                            16,648
                  2007                                            16,648
                  2008                                            16,648
                                                              ----------
                                                              $   83,240
                                                              ==========

Stock Options
-------------

The Company accounts for stock options granted using Accounting Principles Board APB Opinion No. 25. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans (See Note 5) been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net loss and net loss per common share would have changed to the pro forma amounts indicated below:

                                                             Years Ended December 31,
                                                             2003              2002
                                                       ---------------- -----------------
     Net loss applicable to common                      $ (3,119,122)     $ (5,895,955)
       stockholders, as reported
     Total compensation cost determined
       under fair value based method for
       all awards                                         (1,199,150)       (1,384,435)
                                                        ------------      ------------
     Pro forma net loss applicable to
       common stockholders                              $ (4,318,272)     $ (7,280,390)
                                                        ============      ============
     Basic and diluted net loss per     As reported     $       (.17)     $       (.33)
        common share:                   Pro forma               (.24)             (.41)

Revenue Recognition
-------------------

Pursuant to Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", the Company recognizes license revenue when the following criteria has been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price is fixed or determinable, and (d) collectibility is reasonably assured.

The Company has received upfront fees totaling $1,080,000 in 2003 and $230,000 in 2002. These upfront payments are being recognized ratably over the life of the respective agreements.

Product revenues are recognized upon the shipment date of the product, and transfer of both title and risk of loss to the customer.

Royalty revenue is recognized when the related products are sold or upon the Company's fulfillment of any future obligation under the related agreements. Revenue from development agreements is recognized as the services are performed, in accordance with the terms of the agreements.

Research and Development Costs
------------------------------

Research and development costs are expensed as incurred.

Income Taxes
------------

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

Fair Value of Financial Instruments
-----------------------------------

The book values of the Company's financial instruments approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Recent Accounting Pronouncements
--------------------------------

On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("Fin 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediate for variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 are applicable to the Company no later than January 1, 2004. The adoption of FIN 46 is not expected to have a material effect on the Company's financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for the Company for fiscal periods beginning after December 15, 2004. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial condition or results of operations.

Basic and Diluted Net Loss Per Common Share
-------------------------------------------

As a result of the Company incurring net losses for the years ended December 31, 2003 and 2002, the basic and diluted net loss per common share for the years are based on the weighted average number of common shares outstanding. Stock options and warrants prior to conversion are not included in the calculation of diluted net loss per common share for the year because their inclusion would be antidilutive, thereby reducing the net loss per common share. Options and warrants to purchase 7,185,690 and 7,347,500 shares of common stock at exercise prices ranging from $0.02 to $2.00 per share were outstanding at December 31, 2003 and 2002, respectively.

Additionally, as of December 31, 2003 and 2002, there were 21,861,369 shares of Series A Preferred Stock outstanding, which are convertible into common stock on a one-for-one basis. Such shares were also not included in the computation of diluted earnings per share for the respective years then ended because their inclusion would be antidilutive.


(3)      DISTRIBUTION AND LICENSE AGREEMENTS
         -----------------------------------

License Agreements
------------------

         Kendall
         -------

         In November 1999, the Company entered into a Development and License Agreement (the "Kendall Agreement") with The Kendall Company ("Kendall"), a division of Tyco Healthcare Group LP ("Tyco Healthcare"), relating to the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective in March 2000. In April 2000, the Company received $1,464,956 under the Kendall Agreement. The Company received an additional $1,000,000 in November 2002 in exchange for assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related U.S. patents and their progeny for a technology. Both of these payments are being recognized ratably over the life of the Kendall Agreement. The assignment of the patent rights to Kendall provides for the Company's retention of an exclusive, royalty-free license in a number of strategic product areas. The Kendall Agreement also provides for the Company to receive development fees and ongoing royalties, including a $500,000 advance royalty payment that was also received in November 2002.

         In April 2002, the Company entered into a Second Development and License Agreement with Kendall (the "2nd Kendall Agreement") relating to blood collection needles and blood collection needle/holder combinations. Under the terms of the agreement, the Company receives reimbursement for research and development expenses, payments related to the achievement of certain regulatory and sales milestones, and on-going royalty payments on all product sales.

         Merit Medical
         -------------

         In January 2001, the Company entered into a License Agreement (the "Merit Agreement") with Merit Medical Systems, Inc. ("Merit") relating to the manufacture and marketing of safety needle devices for angiographic guidewire introducers. The Company received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably by the Company over the estimated five-year life of the Merit Agreement. Under the terms of the Merit Agreement, the Company receives ongoing royalties on net product sales. The Company began receiving minimum royalty payments in 2002.

         TAP Pharmaceutical Products
         ---------------------------

         In July 2002, the Company entered into a Development and License Agreement (the "TAP Agreement") with TAP Pharmaceutical Products Inc. ("TAP," a joint venture between Abbott Laboratories and Takeda Chemical Industries, Ltd.), whereby TAP acquired the right to attach the Company's proprietary safety needle device to TAP's pre-filled syringes. The TAP Agreement has an effective date of January 1, 2002. Under the TAP Agreement, the Company receives reimbursement for research and development expenses, payments related to the achievement of certain development and regulatory milestones, and on-going royalty payments based upon the number of pre-filled syringes manufactured with the Company's proprietary safety needle device. The TAP Agreement is for a minimum period of three years.

         Becton, Dickinson and Company
         -----------------------------

         In August 2003, the Company entered into a License Agreement (the "BD Agreement") with Becton, Dickinson and Company ("BD") relating to the manufacture and marketing of safety needle devices for spinal and epidural needles and certain radiology and biopsy needles. Under the terms of the agreement, the Company receives reimbursement for certain research and development expenses, payments related to the achievement of certain regulatory and commercialization milestones, and on-going royalty payments on all product sales.

Distribution Agreements
-----------------------

         Bard Access Systems
         -------------------

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

         Physician Sales & Service
         -------------------------

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

         Medline Industries
         ------------------

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

         Cardinal Health
         ---------------

         In August 2002, the Company entered into a Distribution Agreement (the "Cardinal Agreement") with Cardinal Health ("Cardinal"), formerly named Allegiance Healthcare, whereby Cardinal acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, Cardinal purchases SHPI branded product from the Company for resale to Cardinal's end-user customers. The Cardinal Agreement shall continue until 90 days after written notice of termination is received by either party.

         ExelInt International
         ---------------------

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

         Other LiftLoc(R) Distribution Agreements
         ----------------------------------------

         In April, May and September 2003, the Company entered into Distribution Agreements with Medical Specialties Distributors, Inc., Briggs Corporation, Omni Medical Supply, Inc., Wolf Medical Supply, Inc. and Henry Schein, Inc. whereby each company acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under terms of these agreements, each distributor purchases SHPI branded product from the Company for resale to their end-user customers. Each of the agreements is for a one-year term and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.


         In December 2003, the Company entered into a Distribution Agreement with Biometrix Ltd. whereby Biometrix acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Setin Israel. Under the terms of the agreement, Biometrix purchases SHPI branded product from the Company for resale to their end-user customers within Israel. The agreement is for a three-year term and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.


         In February 2004, the Company entered into a Distribution Agreement with Medical Mart Supplies Ltd. whereby Medical Mart acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set in Canada. Under the terms of the agreement, Medical Mart purchases SHPI branded product from the Company for resale to their end-user customers. The agreement runs through December 2005 and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 90 days prior to the expiration of the initial term or any renewal term.

(4)      COMMITMENTS AND CONTINGENCIES
         -----------------------------

Lease Obligations
-----------------

         The Company leases office space under a non-cancelable operating lease. The following summarizes future minimum lease payments under the operating lease at December 31, 2003:

                                              Minimum
         Year Ending December 31           Lease Payments
         -----------------------           --------------

                 2004                      $      253,908
                 2005                             260,397
                 2006                             107,499
                                           --------------
                                           $      621,804
                                           ==============

         Rental expense for the years ended December 31, 2003, and 2002 totaled approximately $244,800 and $268,500, respectively.

Employment and Indemnity Agreements
-----------------------------------

         The Company has entered into employment agreements with five members of senior management. While each differs as to salary, bonus and stock options, each of the agreements provides for health and life insurance coverages, vacation, and severance benefits if the officers are terminated for reasons other than disability, death, or for cause.

         In January 2003, the Company approved a 2003 Executive Officer Bonus Plan. Under the plan, executive officers eligible for bonuses during 2003 include the CEO, COO, VP of Sales and Marketing and VP of Business Development. Plan participants will earn 20% of their annual salary based upon 100% achievement of the overall revenue goal outlined in the approved budget plan. Also, plan participants will be eligible to receive incremental bonus payments for performing beyond the budget plan. The amount of incremental payments, if earned, will be based upon the recommendation of the Compensation Committee and approved by the board of directors. The maximum base bonus that could be paid under this plan is $160,200. In January 2004, the board of directors approved total payments of $105,729 under the plan. In connection with this plan, the Company also adopted an Employee Bonus Plan for employees other than the Named Executive Officers to reward specific individual or team achievements during 2003. The total approved for this plan was $75,000. During 2003 and in February 2004, payments of $61,000 were made against this plan.

         In February 2004, the board of directors approved a 2004 Executive Officer Bonus Plan. Under the plan executive officers eligible for bonuses during 2004 include the CEO, COO, and VP of Business Development and General Counsel. Plan participants will earn up to 20% of their annual salary based upon achievement of certain revenue, net income, and cash flow goals. Also, plan participants will be eligible to receive incremental bonus payments for performing beyond the goals. The amount of incremental payments, if earned, will be based upon the recommendation of the Compensation Committee and approved by the board of directors. The maximum base bonus that could be paid under this plan is $126,750. The board has also approved $75,000 for a 2004 Employee Bonus Plan to be administered in the same manner as the 2003 plan.

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

Litigation
----------

         In December 2002, Becton Dickinson filed a lawsuit against Tyco Healthcare in the United States Court of the District of Delaware, asserting that Tyco Healthcare's Monoject Magellan(TM) safety products infringe upon BD's U.S. Patent No. 5,348,544 (`544 Patent), titled "Single-Handedly Actuable Safety Shield for Needles." BD is seeking injunctive relief as well as damages, including attorneys' fees and costs, in an unspecified amount. Tyco Healthcare responded in court filings that the Monoject Magellan(TM) safety products do not infringe the `544 Patent. Moreover, Tyco Healthcare asserted in court filings that the `544 patent is invalid and unenforceable. A trial date has been scheduled for October 2004.

         Under a Development and License Agreement executed between Tyco Healthcare and the Company related to the Monoject Magellan(TM) safety products, Tyco Healthcare is exercising its right to withhold up to fifty percent (50%) of royalties due as an offset against litigation expenses related to BD's lawsuit. This right continues during the period in which such litigation is pending. If, as a result of judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due the Company on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to the Company.

         Based on information obtained during the fourth quarter of 2003 related to costs incurred by Kendall, the Company has recorded a liability of $1,300,000 as of December 31, 2003, which amount is its estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due the Company through 2005. At December 31, 2003, the balance remaining is $1,291,365. Additional litigation to enforce patents, to protect proprietary information, or to defend the Company against alleged infringement of the rights of others may occur. Such litigation would be costly, could divert the Company's resources from other planned activities, and could have a material adverse effect on the Company's results of operations and financial condition.

(5)      STOCK OPTIONS
         -------------

Effective November 2001, the Company's Board of Directors and stockholders approved the adoption of the Specialized Health Products International, Inc. 2001 Stock Option plan. The plan permits the Company to grant non-qualified stock options and incentive stock options to acquire common stock. The total number of shares authorized for the plan may be allocated by the board between non-qualified stock options and incentive stock options from time to time, subject to certain requirements of the Internal Revenue Code of 1986, as amended. The option exercise price per share under the plan may not be less than the fair market value on the date on which the option is granted. A total of 5,000,000 shares are available for issuance under the plan. The options are exercisable for a period not to exceed 10 years (or five years when the optionee is a 10 percent stockholder) from the date of grant. At December 31, 2003, options to acquire an aggregate of 4,672,690 shares of common stock at exercise prices ranging from $1.00 to $2.00 were outstanding under the 2001 Stock Option plan.

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

As of December 31, 2003, options to acquire an aggregate of 2,013,000 shares of common stock at exercise prices ranging from $1.00 to $2.00 were outstanding under the 2000 and 1998 stock option plans.

A summary of the status of the Company's option plans as of December 31, 2003 and 2002, and changes during the years then ended is presented below:

                                         2003                     2002
                             ------------------------- ----------------------------
                                            Wtd. Avg.                   Wtd. Avg.
                                             Exercise                   Exercise
                                Shares        Prices       Shares        Prices
                             ----------- ------------ -------------- --------------
Outstanding at beginning
  of year                    6,547,500   $     1.26       6,057,500     $    1.27
Granted                        473,000         1.00         500,000          1.00
Exercised                            -            -               -
Forfeited                     (334,810)        1.41         (10,000)         2.62
                            ------------              --------------
Outstanding at end
  of year                    6,685,690         1.24       6,547,500          1.26
                            ============              ==============
Exercisable at end
  of year                    3,749,822         1.31       2,595,768          1.40
                            ============              ==============
Weighted average fair
  value of options
  granted                   $     0.69                   $     0.55
                            ------------              --------------
The following table summarizes information about stock options outstanding at
December 31, 2003:

                                           Options Outstanding                        Options Exercisable
                        --------------------------------------------------- ----------------------------------
                             Number           Wtd. Avg.                           Number
                           Outstanding        Remaining        Wtd. Avg.        Exercisable       Wtd. Avg.
        Range of         as of December      Contractual        Exercise      as of December       Exercise
     Exercise Prices        31, 2003             Life            Price           31, 2003           Price
   -------------------- ------------------ ------------------ ------------- -------------------- -------------
    $     1.0000              989,000          9.26 years       $    .18         141,000          $      .05
          1.1250              114,000          6.45                  .02         114,000                 .04
          1.1900            4,572,690          7.87                  .85       2,518,165                 .88
          1.2500              251,000          6.67                  .05         251,000                 .09
          1.4375                4,000          6.88                  .00           4,000                 .00
          1.5100              100,000          7.99                  .02          66,667                 .02
          1.5625              100,000          6.73                  .02         100,000                 .03
          1.6250               50,000          6.52                  .01          50,000                 .02
          2.0000              505,000          6.91                  .09         505,000                 .18
                        ----------------                     -------------------------------------------------
    $1.00 to 2.0000         6,685,690                           $   1.24       3,749,832          $     1.31
                        ================                     =================================================

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003 and 2002: average risk-free interest rate ranging from 4.23 to 4.71 were used for 2003, with a rate of 2.5 being used for 2002; expected lives of 10 years; expected dividend yields of zero percent in each year; expected volatility of 81and 63 percent, respectively.

In calculating the pro forma net loss and pro forma basic and diluted net loss per share, the Company has also considered the effect of 500,000 common stock warrants issued to a director and officer and an employee of the Company during 1998. The issuance of the warrants was accounted for in accordance with APB No.
25. For disclosure purposes under SFAS No. 123, the fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: risk-free interest rate of 6.0 percent; expected lives of 2 years; expected dividend yield of zero; expected volatility of 68 percent.

The following summarizes all warrant activity for the Company for the years ended December 31, 2003, and 2002.

                                                2003                           2002
                                   ------------------------------- ---------------------------
                                                        Wtd. Avg.                  Wtd. Avg.
                                                        Exercise                   Exercise
                                        Shares           Prices         Shares       Prices
                                   --------------- --------------- -------------- ------------
         Outstanding at beg-
           inning of the year             800,000          $  1.72    1,050,000      $ 1.85
         Granted                                -                -            -           -
         Exercised                              -                -            -           -
         Forfeited                       (300,000)            1.25     (250,000)       2.00
                                   ---------------                   -----------
         Outstanding at end of
           the year                       500,000          $  2.00      800,000      $ 1.72
                                   ===============                   ===========

         Exercisable at end of
           the year                       500,000                       800,000
                                   ===============                   ===========

(6)      CAPITAL TRANSACTIONS
         --------------------

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

The holders of Series A Preferred Stock are entitled to receive dividends at the rate of eight percent per share per annum, payable semi-annually, when, if and as declared by the board of directors out of any assets legally available therefore. The right to dividends on the Series A Preferred Stock is not cumulative, and the holders of Series A Preferred Stock have no right to any accrued or future dividend payment by reason of the fact that dividends on such shares are not declared or paid in any prior year. As of December 31, 2003, no dividends had been declared or paid. No dividend shall be declared and paid on the Common Stock of the Company unless a dividend is also concurrently being declared and paid on the Series A Preferred Stock and no dividend shall be paid on the Common Stock at a rate greater than the rate at which dividends are paid on the Series A Preferred Stock.

Upon liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to at least $.458 per outstanding share of Series A Preferred Stock, plus an amount equal to eight percent annual compounded return on $.458 per outstanding share of Series A Preferred Stock from the date of the initial purchase of such shares less any dividends previously paid on such shares ($11,422,917 at December 31, 2003).

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

(7)      INCOME TAXES
         ------------

The Company recognized no income tax benefit for the years ended December 31, 2003 and 2002 from its net operating losses. Significant components of the Company's net deferred income tax assets as of December 31, 2003 are as follows:

                                                                   2003
                                                             --------------
  Deferred income tax assets:
     Net operating loss carryforwards                        $    8,988,466
     Non cash compensation expense                                  206,894
     Accrued liabilities                                            539,314
     Intangible assets                                              104,093
     Research and experimentation tax credits/carryforwards         501,764
     Deferred revenue                                               435,278
     Depreciation                                                    28,392
                                                             --------------
         Total gross deferred income tax asset                   10,804,201
     Less valuation allowance                                   (10,804,201)
                                                             --------------
         Net deferred income taxes                           $            -
                                                             ==============

The net change in the valuation allowance for the years ended December 31, 2003 and 2002 was an increase of $1,343,824 and $1,295,194, respectively.

SFAS 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset, because the Company has a history of operating losses, will depend on the generation of future taxable income. The Company has recorded a full valuation allowance as of December 31, 2003.

At December 31, 2003, the Company had total tax net operating losses ("NOLs") of $24,097,763 and Research and Experimentation tax credits of $501,764 that can be carried forward to reduce federal income taxes, if any. Approximately $19,000 of NOLs expired in 2003. As defined in Section 382 of the Internal Revenue Code, the Company has undergone a greater than 50 percent ownership change as a result of the financing initiatives taken in 2001 and 2002. Consequently, there are limitations on the amount of the Company's tax net operating loss carryforwards available to offset future taxable income in any one year. The maximum amount of carryforwards available in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforwards not utilized in prior years.


(8)      EMPLOYEE BENEFIT PLAN
         ---------------------

Employees who are 21 years of age are eligible for participation in the Specialized Health Products International, Inc. 401(k) Plan and may elect to make contributions to the plan. The Company matches 100 percent of such contributions up to five percent of the individual participant's compensation. The Company's contribution to the plan was approximately $106,300 and $67,700 for the years ended December 31, 2003 and 2002, respectively.

(9)      SUBSEQUENT EVENTS
         -----------------

At December 31, 2003 the Company had issued and outstanding 21,861,369 shares of Series A Preferred Stock. The Series A Preferred Stock automatically converts into common stock if the average closing share price of the Company's common stock, as reported on the OTC Bulletin Board, exceeds $1.374 for at least twenty consecutive trading days. Between January 26, 2004 and February 23, 2004, the Company's common stock closed each trading day at $1.39 per share or more. On February 23, 2004, the closing price was $1.48 per share. As a result, all of the Series A Preferred Stock will automatically be converted into common stock of the Company on a one-for-one basis. On February 24, 2004, the Company sent notice of the conversion to its Series A Preferred Stock holders.

Immediately prior to the conversion, the Company had outstanding 17,831,479 shares of common stock and 21,861,369 shares of Series A Preferred Stock. After the Series A Preferred Stock certificates are returned and the shares of common stock are issued upon conversion of the preferred stock, the Company will have 39,692,848 shares of common stock outstanding. This does not include common stock issuable upon the exercise of outstanding stock options and warrants.

On March 22, 2004, the Company entered into an agreement with Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P. (collectively, "Galen Partners") whereby Galen Partners agreed to purchase a convertible promissory note ("Note") in the aggregate principal amount of $1,000,000 upon the request of the Company made at any time between March 31, 2004 and March 31, 2005. The Note has a term of three years and bears interest at the rate of 12% per annum, with accrued interest to be paid July 1 and January 1 of each year the Note remains outstanding. The entire outstanding principal amount due on the Note may, at Galen Partner's option, be converted into fully paid and nonassessable shares of common stock of the Company. The conversion price will be 110% of the Company's average closing share price for common stock as reported on NASDAQ or the OTC Bulletin Board for the twenty (20) consecutive trading days prior to the date of the issuance of the Note. As consideration for this purchase agreement, Galen Partners will receive a warrant that provides them the right, but not the obligation, to purchase 80,000 shares of common stock of the Company at an exercise price of $0.02 per share. The warrant shall expire and be no longer exercisable after 5:00 p.m., Eastern Time, on March 22, 2007. Further, the Company is obligated to pay up to $10,000 in legal fees incurred by Galen Partners related to this transaction.





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]