Form 10QSB
period 2004-03-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2004-05-14
CIK 790228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2004

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

                                 [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                   Class                          Outstanding as of May 12, 2004
       ----------------------------               ------------------------------
       Common Stock, $.02 par value                     39,729,448 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
           As of March 31, 2004 and December 31, 2003                        3

         Condensed Consolidated Statements of Operations
           For the three month periods ended March 31, 2004
           and March 31, 2003                                                4

         Condensed Consolidated Statements of Cash Flows
           For the three month periods ended March 31, 2004
           and March 31, 2003                                                5

         Notes to Condensed Consolidated Financial Statements                6

Item 2:  Management's Discussion and Analysis and Plan of Operation          9

Item 3:  Controls and Procedures                                            16



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                  17

Item 2:  Changes in Securities                                              17

Item 3:  Defaults upon Senior Securities                                    17

Item 4:  Submission of Matters to a Vote of Security Holders                17

Item 5:  Other Information                                                  17

Item 6:  Exhibits and Reports on Form 8-K                                   18

Signatures                                                                  21

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)

         ASSETS                                                                March 31,            December 31,
                                                                                 2004                   2003
                                                                           --------------          --------------
Current assets:
   Cash                                                                    $    1,775,344          $    2,405,626
   Accounts receivable                                                            832,721                 727,615
   Inventory                                                                      223,809                 199,044
   Prepaid expenses and other                                                     140,642                 167,727
                                                                           --------------          --------------
     Total current assets                                                       2,972,516               3,500,012
                                                                           --------------          --------------

Property and equipment, net:
   Research and development machinery and equipment                               359,526                 359,525
   Office furniture and fixtures                                                  158,085                 158,085
   Computer equipment and software                                                200,177                 200,177
   Leasehold improvements                                                         139,350                 139,350
   Molds                                                                          201,090                 201,090
   Manufacturing equipment                                                         69,326                  69,326
   Construction-in-progress                                                        63,336                  33,993
                                                                           --------------          --------------
                                                                                1,190,890               1,161,546
   Less accumulated depreciation and amortization                                (855,284)               (833,968)
                                                                           --------------          --------------
     Total property and equipment, net                                            335,606                 327,578
                                                                           --------------          --------------

Intangible assets, net                                                            260,818                 235,585

Other assets                                                                       27,000                  27,000
                                                                           --------------          --------------
                                                                           $    3,595,940          $    4,090,175
                                                                           ==============          ==============

Current liabilities:
   Accounts payable                                                        $      284,019          $      229,122
   Accrued liabilities                                                            200,970                 318,819
   Accrual for patent litigation expenses, current portion                        590,171                 650,000
   Deferred revenue                                                               858,116                 795,616
                                                                           --------------          --------------
     Total current liabilities                                                  1,933,276               1,993,557

Accrual for patent litigation expenses, net of current portion                    641,365                 641,365
Deferred revenue, net of current portion                                          166,193                 371,349
Unamortized rent                                                                   13,917                  11,929
                                                                           --------------          --------------
     Total liabilities                                                          2,754,751               3,018,200
                                                                           --------------          --------------

Commitments and contingencies (Note 4)

Stockholders' equity:
   Series A preferred stock, $.001 par value; 30,000,000 shares
     authorized, 0 and 21,861,369 shares outstanding, respectively                   -                     21,861
   Common stock, $.02 par value; 70,000,000 shares authorized,
     39,729,448 and 17,831,479 shares outstanding, respectively                   794,589                 356,630
   Additional paid-in capital                                                  37,138,994              37,502,557
   Accumulated deficit                                                        (37,092,394)            (36,809,073)
                                                                           --------------          --------------
     Total stockholders' equity                                                   841,189               1,071,975
                                                                           --------------          --------------
                                                                           $    3,595,940          $    4,090,175
                                                                           ==============          ==============


                     See accompanying notes to condensed consolidated financial statements.

                                                        3

                SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                                                                    Three Months Ended
                                                                         -----------------------------------------
                                                                             March 31,             March 31,
                                                                               2004                   2003
                                                                         ------------------    -------------------
Revenues:
   Product sales and royalties                                             $      902,297         $      278,297
   Technology and license fees                                                    198,906                191,406
   Development fees and related services                                           35,163                 14,978
                                                                           --------------         --------------
     Total revenues                                                             1,136,366                484,681

Cost of revenues                                                                  184,736                 63,701
                                                                           --------------         --------------

     Gross profit                                                                 951,630                420,980
                                                                           --------------         --------------

Operating expenses:
   Research and development                                                       617,679                628,614
   Sales and marketing                                                            339,393                287,599
   General and administrative                                                     291,858                274,495
                                                                           --------------         --------------

     Total operating expenses                                                   1,248,930              1,190,708
                                                                           --------------         --------------

Loss from operations                                                             (297,300)              (769,728)
                                                                           --------------         --------------

Other income (expense):
   Interest income                                                                 13,979                 31,354
   Other income, net                                                                    -                  1,665
                                                                           --------------         --------------

     Total other income, net                                                       13,979                 33,019
                                                                           --------------         --------------

Net loss                                                                   $     (283,321)        $     (736,709)
                                                                           ==============         ==============

Basic and diluted net loss per common share                                $         (.01)        $         (.04)
                                                                           ==============         ==============

Basic and diluted weighted average number of
  common shares outstanding                                                    26,720,570             17,831,479
                                                                           ==============         ==============



                     See accompanying notes to condensed consolidated financial statements.

                                                       4

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                 ----------------------------------
                                                                                    March 31,           March 31,
                                                                                      2004                2003
                                                                                 --------------      --------------
Cash flows from operating activities:
   Net loss                                                                      $     (283,321)     $     (736,709)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                                       25,700              39,662
     Compensation expense                                                                 9,300                   -
     Changes in operating assets and liabilities:
       Accounts receivable                                                             (105,106)             23,525
       Inventory                                                                        (24,765)             (5,398)
       Prepaid expenses and other                                                        27,085              71,670
       Accounts payable                                                                  54,897             (42,145)
       Accrued liabilities                                                             (117,849)           (129,711)
       Accrual for patent litigation expenses                                           (59,829)                  -
       Deferred revenue                                                                (142,656)           (136,481)
       Unamortized rent                                                                   1,988              (4,876)
                                                                                 --------------      --------------
         Net cash used in operating activities                                         (614,556)           (920,463)
                                                                                 --------------      --------------

Cash flows from investing activities:
   Purchase of property and equipment                                                   (29,344)            (52,186)
   Purchase of patents, technology and related costs                                    (29,617)            (23,711)
                                                                                 --------------      --------------
         Net cash used in investing activities                                          (58,961)            (75,897)
                                                                                 --------------      --------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                43,235                   -
                                                                                 --------------      --------------
         Net cash provided by financing activities                                       43,235                   -
                                                                                 --------------      --------------

Net decrease in cash                                                                   (630,282)           (996,360)

Cash at beginning of the period                                                       2,405,626           5,507,580
                                                                                 --------------      --------------

Cash at end of the period                                                        $    1,775,344      $    4,511,220
                                                                                 ==============      ==============




                     See accompanying notes to condensed consolidated financial statements.

                                                       5

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Interim Condensed Consolidated Financial Statements
-------------------------------------------------------

         The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2003 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004. Our significant accounting policies are set forth in Note 2 to the consolidated financial statements in our December 31, 2003 Annual Report on Form 10-KSB.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of market launches of new safety needle products and the level of sales of our current products. The cash on hand at March 31, 2004, along with cash generated from the sale of products, development fees and royalties and $1,000,000 of committed funding from several major stockholders, is expected to provide sufficient cash for us to execute our business plan in 2004. If we are not able to reduce our operating losses, our liquidity will be adversely affected and we may be required to seek additional sources of financing to fund operations. We may not be able to obtain adequate financing when needed or upon satisfactory terms. Failure to raise capital when needed could prevent us from achieving our long-term business objectives.

         We account for stock options granted using Accounting Principles Board APB Opinion 25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for our fixed stock option plans. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," the net loss and net loss per common share would have changed to the pro forma amounts indicated below:

                                                       For the three months ended:
                                                   March 31, 2004      March 31, 2003
                                                   --------------      --------------
Net loss as reported                                $  (283,321)        $  (736,709)
Total compensation cost determined under the fair
   value based method for all awards                   (303,862)           (295,028)
                                                    -----------         -----------
Pro forma net loss                                  $  (587,183)        $(1,031,737)
                                                    ===========         ===========


Based and diluted net loss per     As reported      $      (.01)        $      (.04)
   common share                    Pro forma        $      (.02)        $      (.06)



(2) Inventory
-------------

         At March 31, 2004 and December 31, 2003, inventory was comprised of the following:

                                            March 31, 2004    December 31, 2003
                                            --------------    -----------------
         Raw Materials                       $   98,897         $  123,060
         Work in process                         16,281              4,318
         Finished goods                         130,631             81,666
         Reserve for obsolete inventory         (22,000)           (10,000)
                                             ----------         ----------
         Total                               $  223,809         $  199,044
                                             ==========         ==========


(3) Basic and Diluted Net Loss Per Common Share
-----------------------------------------------

         As a result of incurring net losses for the three month periods ended March 31, 2004 and 2003, both basic and diluted net loss per share for the periods are based on the weighted average number of common shares outstanding. Stock options and warrants are not included in the calculation of diluted net loss per common share for the periods because their inclusion would be antidilutive, thereby reducing the net loss per common share. The Company has common stock options and warrants with exercise prices ranging from $0.02 to $2.00 per share outstanding at March 31, 2004 to purchase 6,943,606 shares of common stock. At March 31, 2003, there were 7,457,500 common stock options and warrants outstanding with exercise prices ranging from $1.00 to $2.00 per share.

(4) Commitments and Contingencies
---------------------------------

         Purchase Order Commitments
         --------------------------

         Due to the long lead-time of critical components for LiftLoc(R) Safety Infusion Set, as of March 31, 2004 the Company had issued $105,435 in long-term purchase orders relating to this product.

         Legal Proceedings
         -----------------

         In December 2002, Becton Dickinson ("BD") filed a lawsuit against Tyco Healthcare in the United States Court of the District of Delaware, asserting that Tyco Healthcare's Monoject Magellan(TM) safety products infringe upon BD's U.S. Patent No. 5,348,544 (`544 Patent), titled "Single-Handedly Actuable Safety Shield for Needles." BD is seeking injunctive relief as well as damages, including attorneys' fees and costs, in an unspecified amount. Tyco Healthcare responded in court filings that the Monoject Magellan(TM) safety products do not infringe on the `544 Patent. Moreover, Tyco Healthcare asserted in court filings that the `544 patent is invalid and unenforceable. A trial has been scheduled for October 2004.

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

         Based on information obtained during the fourth quarter of 2003 related to costs incurred by Kendall, we have recorded a liability of $1,300,000 at December 31, 2003, which amount is our estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI through 2005. During the three months ended March 31, 2004, Tyco withheld fifty percent of royalty payments due us, which amounts have been offset against the accrual. Additional litigation to enforce patents, to protect proprietary information, or to defend us against alleged infringement of the rights of others may occur. Such litigation would be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations and financial condition.

(5) Series A Preferred Stock Conversion
---------------------------------------

         At March 31, 2004, no shares of Series A Preferred Stock were outstanding, a reduction of 21,861,369 shares as compared to the number of shares of Series A Preferred Stock outstanding at December 31, 2003. The Series A Preferred Stock Purchase Agreement contained an automatic conversion feature whereby the Series A Preferred Stock automatically converted into common stock when the average closing share price of our common stock, as reported on the OTC Bulletin Board, exceeded $1.374 for at least twenty consecutive trading days. Between January 26, 2004 and February 23, 2004, the common stock closed each trading day at $1.39 per share or more. On February 23, 2004, the closing price was $1.48 per share. As a result, all of the Series A Preferred Stock was automatically converted into common stock on a one-for-one basis. On February 24, 2004, we sent notice of the conversion to our Series A Preferred Stockholders.

         Immediately prior to the conversion, we had outstanding 17,831,479 shares of common stock and 21,861,369 shares of Series A Preferred Stock. After conversion of the Series A Preferred Stock, we have 39,729,448 shares of common stock outstanding. This includes the issuance of 36,600 shares of common stock purchased through the Employee Stock Purchase Plan. This does not include common stock issuable upon the exercise of outstanding stock options and warrants.



                [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements included in our Form 10-KSB for the year ended December 31, 2003, and notes thereto.

Overview
--------

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

Three Months Ended March 31, 2004 and 2003
------------------------------------------

         During the three months ended March 31, 2004, we had total revenues of $1,136,366, compared with total revenues of $484,681 for the three months ended March 31, 2003. During the three months ended March 31, 2004, we recognized $902,297 in revenue from product sales and product royalties, $198,906 in technology fees and licensing revenue, and $35,163 in development fee revenue. Costs incurred to generate the revenue during the 2004 period were $184,736. During the three months ended March 31, 2003, we recognized product sales and royalty revenue of $278,297, technology fees and licensing revenue of $191,406 and development fee revenue of $14,978. Costs incurred to generate the revenue during the 2003 period were $63,701.

         Research and development ("R&D") expenses were $617,679 for the three months ended March 31, 2004, compared with $628,614 for the comparable period of the prior year. Our R&D efforts during the three-month period ended March 31, 2004, focused on development work related to commercialization of our SecureLoc(TM) technology, the development of additional products based upon our proprietary medical safety needle technologies, and continued market support of our LiftLoc(R) Safety Infusion Set product line. Our R&D efforts during the three-month period ended March 31, 2003, focused primarily on the commercialization of LiftLoc(R) Safety Infusion Set and the development of several products utilizing our medical safety needle technologies, including the line of safety syringe needle products being marketed by Kendall.

         Sales and marketing expenses were $339,393 for the three months ended March 31, 2004, compared with $287,599 for the comparable period of the prior year. The increase in the three-month period ended March 31, 2004, resulted mainly from the travel and promotional expenses related to the support of LiftLoc(R) Safety Infusion Set.

         General and administrative expenses were $291,858 for the three months ended March 31, 2004, compared with $274,495 for the comparable period of the prior year. The increase resulted from increases in a number of expense categories, none of which is significant by itself.

         Total other income was $13,979 for the three months ended March 31, 2004, compared with $33,019 for the comparable period of the prior year. The decrease resulted primarily from a decrease in interest earned on deposited funds.

         The net loss for the three months ended March 31, 2004 and 2003 was ($(283,321) and $(736,709) respectively, resulting in a net loss per share of $(.01) and $(.04) for those periods.

Financial Position
------------------

         We had $1,775,344 in cash as of March 31, 2004. This is a decrease of $630,282 from December 31, 2003. Working capital as of March 31, 2004 was $1,039,240 as compared to $1,506,455 as of December 31, 2003. This decrease in cash and working capital was primarily due to the cash required to fund operating activities.

Liquidity and Capital Resources
-------------------------------

         To date, we have financed our operations principally through private placements of equity securities, the sale of technology and patents, product sales and royalties, development fees, technology and license fees and proceeds from the exercise of common stock options. We used net cash for operating activities of $614,556 during the three months ended March 31, 2004, a reduction of $305,907 as compared to the $920,463 used during the same period in 2003. Also, during the three months ended March 31, 2004, net cash of $58,961 was used in investing activities, compared with $75,897 for the same period in 2003. Cash proceeds of $43,235 were realized from the issuance of 36,600 shares of common stock through the Employee Stock Purchase Plan during the three-month period ended March 31, 2004. No cash was received from financing activities during the same period in 2003. As of March 31, 2004, our current liabilities totaled $1,933,276 and we had working capital of $1,039,240.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of market launches of new safety needle products and the level of sales of our current products. The cash on hand at March 31, 2004, along with cash generated from the sale of products, development fees and royalties and $1,000,000 of committed funding from several major stockholders, is expected to provide sufficient cash for us to execute our business plan in 2004. If we are not able to reduce our operating losses, our liquidity will be adversely affected and we may be required to seek additional sources of financing to fund operations. We may not be able to obtain adequate financing when needed or upon satisfactory terms. Failure to raise capital when needed could prevent us from achieving our long-term business objectives.

     The Company's significant non-cancelable operating lease obligations as of March 31, 2004 are as follows:

                                                                  Operating
         Year Ending December 31, (1)                               Leases
         ----------------------------                               ------
         2004.................................................... $ 191,405
         2005....................................................   260,397
         2006....................................................   130,199
                                                                  ---------
                                                                  $ 704,413
                                                                  =========
---------------------
(1) The amounts for the year ending December 31, 2004 include only payments to be made after March 31, 2004.

         Due to the long lead-time of critical components for LiftLoc(R) Safety Infusion Set, as of March 31, 2004 the Company had issued $105,435 in long-term purchase orders relating to this product.

Series A Preferred Stock Conversion
-----------------------------------

         At March 31, 2004, no shares of Series A Preferred Stock were outstanding, a reduction of 21,861,369 shares as compared to the number of shares of Series A Preferred Stock outstanding at December 31, 2003. The Series A Preferred Stock Purchase Agreement contained an automatic conversion feature whereby the Series A Preferred Stock automatically converted into common stock when the average closing share price of our common stock, as reported on the OTC Bulletin Board, exceeded $1.374 for at least twenty consecutive trading days. Between January 26, 2004 and February 23, 2004, the common stock closed each trading day at $1.39 per share or more. On February 23, 2004, the closing price was $1.48 per share. As a result, all of the Series A Preferred Stock was automatically converted into common stock on a one-for-one basis. On February 24, 2004, we sent notice of the conversion to our Series A Preferred Stock holders.

Common Stock
------------

         Immediately prior to the conversion of the Series A Preferred Stock, we had outstanding 17,831,479 shares of common stock and 21,861,369 shares of Series A Preferred Stock. After conversion of the Series A Preferred Stock, we have 39,729,448 shares of common stock outstanding. This includes the issuance of 36,600 shares of common stock purchased through the Employee Stock Purchase Plan. This does not include common stock issuable upon the exercise of outstanding stock options and warrants.

Stock Options and Warrants
--------------------------

         As of March 31, 2004, we had granted stock options that were exercisable for 6,363,606 shares of common stock at exercise prices ranging from $1.00 to $2.00 per share and issued warrants that are exercisable for 580,000 shares of common stock at exercise prices of $0.02 and $2.00 per share. The exercise of all such stock options and warrants would result in an equity infusion of $8,848,342. Most of these stock options and warrants are out of the money and there can be no assurance that any of the stock options or warrants will be exercised.

Critical Accounting Policies
----------------------------

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

     Long-Lived Assets
     -----------------

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

     Stock Based Compensation
     ------------------------

         We have chosen to account for stock options granted to employees and directors under the recognition and measurement principles of APB Opinion 25 instead of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148.

Off-Balance Sheet Arrangements
------------------------------

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Product Agreements
------------------

License Agreements
------------------

         Kendall
         -------

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


Inflation
---------

         We do not expect the impact of inflation on our operations to be significant for the next twelve months.

Forward-Looking Statements
--------------------------

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

         We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for our products or for safety products generally, a determination of one or more licensees to focus their marketing efforts on products other than those licensed from us; the inability to license or enter into joint venture or similar arrangements relating to products that are not being commercialized, competitive products and pricing, delays in introduction of products licensed by us due to manufacturing difficulties or other factors; difficulties in product development, commercialization and technology, changes in the regulation of safety healthcare products, a failure to timely obtain Food and Drug Administration or other necessary approval to sell future products and other risks. See "Item 6 - Risk Factors" in our annual report on Form 10-KSB as of and for the year ended December 31, 2003 for additional information.

         Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 3. Controls and Procedures
-------------------------------

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.




                [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

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

Item 2. Changes in Securities.
------------------------------

         Series A Preferred Stock
         ------------------------

         At March 31, 2004, no shares of Series A Preferred Stock were outstanding, a reduction of 21,861,369 shares as compared to the number of shares of Series A Preferred Stock outstanding at December 31, 2003. The Series A Preferred Stock Purchase Agreement contained an automatic conversion feature whereby the Series A Preferred Stock automatically converted into common stock when the average closing share price of our common stock, as reported on the OTC Bulletin Board, exceeded $1.374 for at least twenty consecutive trading days. Between January 26, 2004 and February 23, 2004, the common stock closed each trading day at $1.39 per share or more. On February 23, 2004, the closing price was $1.48 per share. As a result, all of the Series A Preferred Stock was automatically converted into common stock on a one-for-one basis. On February 24, 2004, we sent notice of the conversion to our Series A Preferred Stock holders.

         Common Stock
         ------------

         At March 31, 2004, there were 39,729,448 shares of common stock outstanding, an increase of 21,897,969 shares as compared to the number of shares of common stock outstanding at December 31, 2003. The increase is the result of the conversion of 21,861,369 shares of Series A Preferred Stock to common stock as detailed above, and the purchase and issuance of 36,600 shares of common stock under the Employee Stock Purchase Plan.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

         None

Item 4. Submission of Matters to a Vote of Securityholders.
-----------------------------------------------------------

         None

Item 5. Other Information.
--------------------------

         None

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

         (a) Exhibit Index

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

EXHIBIT NO.                        DESCRIPTION OF EXHIBIT
-----------                        ----------------------

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

10.15 OEM Supply and Distribution Agreement, effective as of May 21, 2003, by and between Specialized Health Products, Inc., a wholly owned subsidiary of the Company and ExelInt International, Company. (Incorporated by reference to Exhibit
                  10.16 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2002).

10.16 License Agreement, effective August 8, 2003, by and between Specialized Health Products, Inc. and Becton, Dickinson and Company. (Incorporated by reference to Exhibit 10.17 of the Company's Quarterly Report on Form 10-QSB, dated June 30,
                  2002).

EXHIBIT NO.                        DESCRIPTION OF EXHIBIT
-----------                        ----------------------

10.17 Specialized Health Products International, Inc. 2004 Employee Stock Purchase Plan. Incorporated by reference to Exhibit
                  10.18 of the Company's Annual Report on Form 10-KSB, dated December 31, 2003).

10.18 Purchase Agreement, dated March 22, 2004, by and between Specialized Health Products International, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (Incorporated by reference to
                  Exhibit 10.19 of the Company's Annual Report on Form 10-KSB, dated December 31, 2003).

10.19 Amendment No. 1 to Investors' Rights Agreement, effective date of March 22, 2004, by and between the Company and the Initiating Holders as identified on the signature page. (Incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-KSB, dated December 31, 2003).

31.1 Certification by Jeffrey M. Soinski under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Keith L. Merrell under Section 302 of the Sarbanes-Oxley Act of 2002

32.1              Certification of Jeffrey M. Soinski pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2              Certification of Keith L. Merrell pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K:

         On February 24, 2004, the Company filed a current report on Form 8-K reporting under Item 5 the conversion of all issued and outstanding shares of the Company's Series A preferred stock into common stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.




Date: May 12, 2004               By  /s/ Jeffrey M. Soinski
                                    --------------------------------------------
                                    Jeffrey M. Soinski
                                    President, Chief Executive Officer, Director



Date: May  12, 2004              By  /s/ Keith L. Merrell
                                    --------------------------------------------
                                    Keith L. Merrell
                                    Acting Chief Financial Officer