Form 10QSB
period 2004-06-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2004-08-10
CIK 790228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2004

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


                    585 West 500 South, Bountiful, Utah 84010
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (801) 298-3360
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   Class                     Outstanding as of August 9, 2004
       ----------------------------          --------------------------------
       Common Stock, $.02 par value                 39,764,348 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets
           as of June 30, 2004 and December 31, 2003 (Unaudited)             3

         Condensed Consolidated Statements of Operations
           For the three months ended June 30, 2004 and June 30, 2003
           (Unaudited)                                                       4

         Condensed Consolidated Statements of Operations
           For the six months ended June 30, 2004 and June 30, 2003
           (Unaudited)                                                       5

         Condensed Consolidated Statements of Cash Flows
           For the six months ended June 30, 2004 and June 30, 2003
           (Unaudited)                                                       6

         Notes to Condensed Consolidated Financial Statements                7

Item 2:  Management's Discussion and Analysis or Plan of Operation          10

Item 3:  Controls and Procedures                                            16


                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                  17

Item 2:  Changes in Securities                                              17

Item 3:  Defaults upon Senior Securities                                    17

Item 4:  Submission of Matters to a Vote of Securityholders                 17

Item 5:  Other Information                                                  17

Item 6:  Exhibits and Reports on Form 8-K                                   17

Signatures                                                                  20

                                         PART I -- FINANCIAL INFORMATION
                                         Item 1. Financial Statements.



                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)


         ASSETS                                                                  June 30,           December 31,
                                                                                   2004                 2003
                                                                             --------------        --------------
Current assets:
   Cash and cash equivalents                                                 $    1,165,778        $    2,405,626
   Accounts receivable                                                            1,005,987               727,615
   Inventory                                                                        288,249               199,044
   Prepaid expenses and other                                                        92,160               167,727
                                                                             --------------        --------------
     Total current assets                                                         2,552,174             3,500,012
                                                                             --------------        --------------

Property and equipment:
   Research and development machinery and equipment                                 354,041               359,525
   Office furniture and fixtures                                                    158,084               158,085
   Computer equipment and software                                                  193,527               200,177
   Leasehold improvements                                                           139,350               139,350
   Molds                                                                            201,090               201,090
   Manufacturing equipment                                                           75,440                69,326
   Construction-in-progress                                                          69,425                33,993
                                                                             --------------        --------------
                                                                                  1,190,957             1,161,546
   Less accumulated depreciation and amortization                                  (858,604)             (833,968)
                                                                             --------------        --------------
     Net property and equipment                                                     332,353               327,578
                                                                             --------------        --------------

Intangible assets, net                                                              271,116               235,585

Other assets                                                                         27,000                27,000
                                                                             --------------        --------------
                                                                             $    3,182,643        $    4,090,175
                                                                             ==============        ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $      252,066        $      229,122
   Accrued liabilities                                                              244,657               318,819
   Accrual for patent litigation expenses, current portion                          650,000               650,000
   Deferred revenue                                                                 704,171               795,616
                                                                             --------------        --------------
     Total current liabilities                                                    1,850,894             1,993,557

Accrual for patent litigation expenses, net of current portion                      517,038               641,365

Deferred revenue, net of current portion                                            102,482               371,349

Deferred rent                                                                        14,608                11,929
                                                                             --------------        --------------

     Total liabilities                                                            2,485,022             3,018,200
                                                                             --------------        --------------

Stockholders' equity:
   Preferred stock, $.001 par value; 30,000,000 shares authorized,
     0 and 21,861,369 shares Series A outstanding, respectively                           -                21,861
   Common stock, $.02 par value; 70,000,000 shares authorized,
     39,764,348 and 17,831,479 shares issued and outstanding,
     respectively                                                                   795,287               356,630
   Additional paid-in capital                                                    37,171,692            37,502,557
   Accumulated deficit                                                          (37,269,358)          (36,809,073)
                                                                             --------------        --------------
     Total stockholders' equity                                                     697,621             1,071,975
                                                                             --------------        --------------
                                                                             $    3,182,643        $    4,090,175
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

                                                       3

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)



                                                                                     Three Months Ended
                                                                             -------------------------------------
                                                                                June 30,               June 30,
                                                                                  2004                   2003
                                                                             --------------         --------------
Revenues:
   Product sales and royalties                                               $      998,490         $      670,910
   Technology fees and licensing revenues                                           198,906                191,406
   Development fees and related services                                            108,610                  5,498
                                                                             --------------         --------------
     Total revenues                                                               1,306,006                867,814

Cost of revenues                                                                    254,914                138,037
                                                                             --------------         --------------

     Gross profit                                                                 1,051,092                729,777
                                                                             --------------         --------------

Operating expenses:
   Research and development                                                         642,786                706,932
   Sales and marketing                                                              248,980                311,830
   General and administrative                                                       349,492                307,882
                                                                             --------------         --------------

     Total operating expenses                                                     1,241,258              1,326,644

Loss from operations                                                               (190,166)              (596,867)
                                                                             --------------         --------------

Other income (expense):
   Interest income                                                                   13,131                 28,500
   Other income                                                                          79                     60
                                                                             --------------         --------------

     Total other income, net                                                         13,210                 28,560
                                                                             --------------         --------------
Net loss                                                                     $     (176,956)        $      (568,307)
                                                                             ==============         ===============

Basic and diluted net loss per common share                                  $          .00         $          (.03)
                                                                             ==============         ===============
Basic and diluted weighted average number of
   common shares outstanding                                                     39,729,832             17,831,479
                                                                             ==============         ===============


                     See accompanying notes to condensed consolidated financial statements.

                                                       4

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                                       Six Months Ended
                                                                             -------------------------------------
                                                                                June 30,               June 30,
                                                                                  2004                   2003
                                                                             --------------         --------------
Revenues:
   Product sales and royalties                                               $    1,900,787         $      949,208
   Technology fees and licensing revenues                                           397,812                382,812
   Development fees and related services                                            143,773                 20,475
                                                                             --------------         --------------
     Total revenues                                                               2,442,372              1,352,495

Cost of revenues                                                                    439,650                201,738
                                                                             --------------         --------------

     Gross profit                                                                 2,002,722              1,150,757
                                                                             --------------         --------------

Operating expenses:
   Research and development                                                       1,260,465              1,335,546
   Sales and marketing                                                              588,372                599,429
   General and administrative                                                       641,351                582,376
                                                                             --------------         --------------

     Total operating expenses                                                     2,490,188              2,517,351
                                                                             --------------         --------------

Loss from operations                                                               (487,466)            (1,366,594)
                                                                             --------------         --------------

Other income (expense):
   Interest income                                                                   27,110                 59,855
   Other income                                                                          80                  1,723
                                                                             --------------         --------------

     Total other income, net                                                         27,190                 61,578
                                                                             --------------         --------------
Net loss
                                                                             $     (460,276)        $   (1,305,016)
                                                                             ==============         ==============

Basic and diluted net loss per common share                                  $         (.01)        $         (.07)
                                                                             ==============         ==============

Basic and diluted weighted average number of
   common shares outstanding                                                     33,225,201             17,831,479
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

                                                       5

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                                       Six Months Ended
                                                                             -----------------------------------
                                                                                 June 30,            June 30,
                                                                                   2004                2003
                                                                             --------------       --------------
Cash flows from operating activities:
   Net loss                                                                  $     (460,276)      $   (1,305,016)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   50,879               76,559
     Stock compensation expense                                                       9,300                    -
     Changes in operating assets and liabilities:
       Accounts receivable                                                         (278,372)            (175,749)
       Inventory                                                                    (89,205)              75,714
       Prepaid expenses and other                                                    75,567              155,192
       Accounts payable                                                              22,944             (100,006)
       Accrued liabilities                                                         (198,490)            (104,378)
       Deferred revenue                                                            (360,312)            (264,918)
       Deferred rent                                                                  2,679               (5,843)
                                                                             --------------       --------------
          Net cash used in operating activities                                  (1,225,286)          (1,648,445)
                                                                             --------------       --------------

Cash flows from investing activities:
   Purchase of property and equipment                                               (46,366)             (87,896)
   Purchase of intangible assets                                                    (44,819)             (39,722)
                                                                             --------------       --------------
         Net cash used in investing activities                                      (91,185)            (127,618)
                                                                             --------------       --------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                           76,623                    -
                                                                             --------------       --------------

              Net cash provided by financing activities                              76,623                    -
                                                                             --------------       --------------

NET DECREASE IN CASH                                                             (1,239,848)          (1,776,063)

CASH AT BEGINNING OF PERIOD                                                       2,405,626            5,507,580
                                                                             --------------       --------------

CASH AT END OF PERIOD                                                        $    1,165,778       $    3,731,517
                                                                             ==============       ==============


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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2003 Annual Report on Form 10-KSB. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004. Our significant accounting policies are set forth in Note 2 to the consolidated financial statements in our December 31, 2003 Annual Report on Form 10-KSB.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of market launches of new safety needle products and the level of sales of our current products. The cash on hand at June 30, 2004, along with cash generated from the sale of products, development fees and royalties and $1,000,000 of committed funding from several major stockholders, is expected to provide sufficient cash for us to execute our business plan in 2004. If we are not able to reduce our operating losses, our liquidity will be adversely affected and we may be required to seek additional sources of financing to fund operations. We may not be able to obtain adequate financing when needed or upon satisfactory terms. Failure to raise capital when needed could prevent us from achieving our long-term business objectives.

         We account for stock options granted using Accounting Principles Board APB Opinion 25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for our fixed stock option plans. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", the net loss and net loss per common share would have changed to the pro forma amounts indicated below:

                                                   Three months ended:                 Six months ended:
                                            June 30, 2004    June 30, 2003     June 30, 2004    June 30, 2003
                                            -------------    -------------     -------------    -------------

Net loss as reported                        $   (176,956)    $   (568,307)     $   (460,276)    $ (1,305,016)

Add:  Stock-based employee compen-
    sation expense included in reported
    net loss                                       9,300

Deduct:  Total stock-based employee
   compensation expense determined
   under the fair value based method
   for all awards                               (303,862)        (298,383)         (607,724)        (596,766)
                                            ------------     ------------      ------------     ------------

Pro forma net loss                          $   (471,518)    $   (866,690)     $ (1,068,000)    $ (1,901,782)
                                            ------------     ------------      ------------     ------------

Basic and diluted net    As reported        $        .00     $       (.03)     $       (.01)    $       (.07)
  loss per common share  Pro forma          $       (.01)    $       (.05)     $       (.03)    $       (.11)

(2) Recent Accounting Pronouncements

         Based on our review of new accounting standards released during the quarter ended June 30, 2004, the Company did not identify any standard requiring adoption that would have a significant impact on its condensed financial statements for the periods presented.

(3) Inventory

         At June 30, 2004 and December 31, 2003, inventory was comprised of the following:

                                             June 30, 2004    December 31, 2003
                                             -------------    -----------------
         Raw materials                         $ 200,750          $ 123,060
         Work in process                          15,994              4,318
         Finished goods                          101,505             81,666
         Less: Allowance for obsolescence
               and shrinkage                     (30,000)           (10,000)
                                               ---------          ---------

         Total                                 $ 288,249          $ 199,044
                                               =========          =========

(4) Basic and Diluted Net Loss Per Common Share

         As a result of incurring net losses for the three and six month periods ended June 30, 2004 and 2003, both basic and diluted net loss per share for the periods are based on the weighted average number of common shares outstanding. Stock options and warrants are not included in the calculation of diluted net loss per common share for the periods because their inclusion would be antidilutive, thereby reducing the net loss per common share. The Company has common stock options and warrants with exercise prices ranging from $0.01 to $2.00 per share outstanding at June 30, 2004 to purchase 6,259,440 shares of common stock. At June 30, 2003, there were 7,459,500 common stock options and warrants outstanding with exercise prices ranging from $1.00 to $2.00 per share.

(5) Commitments and Contingencies

         Purchase Order Commitments

         Due to the long lead-time of critical components for LiftLoc(R) Safety Infusion Set, as of June 30, 2004 the Company had issued $199,737 in long-term purchase orders relating to this product.

         Employment Agreements

         On May 13, 2004, the Board of Directors, at the recommendation of the Compensation Committee, approved an amendment to the employment agreement of the Company's CEO whereby, in the event this individual voluntarily terminates his employment on or after May 31, 2005, salary and medical benefits will continue for a period of twelve months. All other terms of the employment agreement remain the same.

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

         Based on information obtained during the fourth quarter of 2003 related to costs incurred by Kendall, we recorded a liability of approximately $1,300,000 at December 31, 2003, which amount was our estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI through 2005. During the three and six months ended June 30, 2004, Tyco withheld fifty percent of royalty payments due us, which amounts totaling $136,126 have been offset against the accrual. Additional litigation to enforce patents, to protect proprietary information, or to defend us against alleged infringement of the rights of others may occur. Such litigation would be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations and financial condition.

(6) Series A Preferred Stock Conversion

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

         Immediately prior to the conversion, we had outstanding 17,831,479 shares of common stock and 21,861,369 shares of Series A Preferred Stock. After conversion of the Series A Preferred Stock, we have 39,764,348 shares of common stock outstanding. This includes the issuance of 71,500 shares of common stock purchased through the Employee Stock Purchase Plan. This does not include common stock issuable upon the exercise of outstanding stock options and warrants.



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

Overview

         We design, develop, manufacture, and license cost-effective, innovative safety healthcare products designed to minimize the risk of accidental needlesticks, which are a leading cause of the spread of blood-borne diseases such as HIV/AIDS and the hepatitis B and C viruses. We have two primary platform, patented safety needle technologies that apply to virtually all medical needles used today. We manufacture and market certain products, including LiftLoc(R) Safety Infusion Set, under our own label. Other products are supplied to third parties on an OEM basis or licensed to leading manufacturers and marketers in the disposable medical products industry.

Three and Six Months Ended June 30, 2004 and 2003

         During the three and six months ended June 30, 2004, we had total revenues of $1,306,006 and $2,442,372, compared with total revenues of $867,814 and $1,352,495 for the three and six months ended June 30, 2003. During the three and six months ended June 30, 2004, we recognized $998,490 and $1,900,787, respectively, in revenue from product sales and product royalties, $198,906 and $397,812 in technology fees and licensing revenue, and $108,610 and $143,773 in development fee revenue. The significant increase in 2004 revenue is attributable to a combination of increased product sales and development fees. Our products continue to gain acceptance in the marketplace, resulting in consistently increasing product revenues, and the development agreements entered into with BD and Tyco have provided significantly higher development revenue as compared to the year-ago periods. Costs incurred to generate the revenue during the 2004 periods were $254,914 and $439,650. During the three and six months ended June 30, 2003, we recognized product sales and royalty revenue of $670,910 and $949,208, technology fees and licensing revenue of $191,406 and $382,812,and development fee revenue of $5,498 and $20,475. Costs incurred to generate the revenue during the 2003 periods were $138,037 and $201,738.

         Research and development ("R&D") expenses were $642,786 and $1,260,465 for the three and six months ended June 30, 2004, compared with $706,932 and $1,335,546 for the comparable periods of the prior year. Our R&D efforts during 2004 have focused on development work related to commercialization of our SecureLoc(TM) technology, the development of additional products based upon our proprietary medical safety needle technologies, and continued market support of our LiftLoc(R) Safety Infusion Set product line.

         Sales and marketing expenses were $248,980 and $588,372 for the three and six months ended June 30, 2004, compared with $311,830 and $599,429 for the comparable periods of the prior year. The decrease in the three month period ended June 30, 2004, resulted primarily from the reorganization of our sales force and reductions in the travel and promotional expenses related to the support of LiftLoc(R) Safety Infusion Set.

         General and administrative expenses were $349,492 and $641,351 for the three and six months ended June 30, 2004, compared with $307,882 and $582,376 for the comparable periods of the prior year. The increased expense for the three months ended June 30, 2004 is due to $83,388 in professional fees related to a strategic consulting assignment.

         Total other income was $13,210 and $27,190 for the three and six months ended June 30, 2004, compared with $28,560 and $61,578 for the comparable periods of the prior year. The decrease resulted primarily from a decrease in interest earned on deposited funds.

         The net loss for the three and six months ended June 30, 2004 was $(176,956) and $(460,276) respectively, compared to ($568,307) and ($1,305,016)
for the comparable periods of the prior year. The reduced net loss in 2004 is due primarily to the increase in revenues coupled with a decrease in operating expenses. The resulting net loss per share for the three and six months ended June 30, 2004 is $.00 and $(.01), with the net loss per share being $(.03) and $(.07) for the same periods of the prior year.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities, the sale of technology and patents, product sales and royalties, development fees, technology and license fees and proceeds from the exercise of common stock options. We used net cash for operating activities of $1,225,286 during the six months ended June 30, 2004, a reduction of $423,159 as compared to the $1,648,445 used during the same period in 2003. The reduction in cash required to fund operating activities is the result of an increase in cash generated from higher revenues, coupled with a decrease in operating expenses. Also, during the six months ended June 30, 2004, net cash of $91,185 was used in investing activities, involving the purchase of capital equipment ($46,366) and the capitalization of patent expenses ($44,819), compared with $127,618 for the same period in 2003. Cash proceeds of $76,623 were realized from the issuance of 71,500 shares of common stock through the Employee Stock Purchase Plan during the six-month period ended June 30, 2004. No cash was received from financing activities during the same period in 2003. As of June 30, 2004, our current liabilities totaled $1,850,894 and we had working capital of $701,280.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of market launches of new safety needle products and the level of sales of our current products. The cash on hand at June 30, 2004, along with cash generated from the sale of products, development fees and royalties and $1,000,000 of committed funding from several major stockholders, is expected to provide sufficient cash for us to execute our business plan in 2004. If we are not able to reduce our operating losses, our liquidity will be adversely affected and we may be required to seek additional sources of financing to fund operations. We may not be able to obtain adequate financing when needed or upon satisfactory terms. Failure to raise capital when needed could prevent us from achieving our long-term business objectives.

         The Company's significant non-cancelable operating lease obligations as of June 30, 2004 are as follows:

                                                                Operating
         Year Ending December 31, (1)                             Leases
         ----------------------------                           ---------
         2004...................................................$ 127,603
         2005...................................................  260,397
         2006...................................................  130,199
                                                                ---------
                                                                $ 518,199
                                                                =========

-------------------
(1) The amounts for the year ending December 31, 2004 include only payments to be made after June 30, 2004.

         Due to the long lead-time of critical components for LiftLoc(R) Safety Infusion Set, as of June 30, 2004 the Company had issued $199,737 in long-term purchase orders relating to this product.

Stock Options and Warrants

         As of June 30, 2004, we had granted stock options that were exercisable for 6,179,440 shares of common stock at exercise prices ranging from $1.00 to $2.00 per share and issued warrants that are exercisable for 80,000 shares of common stock at an exercise price of $0.01 per share. The exercise of all such stock options and warrants would result in an equity infusion of $7,625,664. All of the stock options are out of the money and there can be no assurance that any of the stock options will be exercised.

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

         We have received no upfront fees in 2004 and upfront fees of $1,080,000 in 2003. These upfront payments are being recognized ratably over the life of the respective agreements.

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

         Stock Based Compensation

         We have chosen to account for stock options granted to employees and directors under the recognition and measurement principles of APB Opinion 25 instead of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123".

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

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

         In February 2004, we entered into a Distribution Agreement with Medical Mart Supplies Ltd. whereby Medical Mart acquired the right to distribute and sell SHPI branded LiftLoc(R) Safety Infusion Set in Canada. Under the terms of the agreement, Medical Mart purchases SHPI branded product from us for resale to their end-user customers. The agreement runs through December 2005 and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 90 days prior to the expiration of the initial term or any renewal term.

         Tyco Healthcare

         In June 2004, we entered into a worldwide Development and OEM Supply/Distribution agreement with Tyco Healthcare for the marketing and sale of safety bone marrow biopsy needles. Under the terms of the agreement, Tyco Healthcare will purchase safety and conventional bone marrow biopsy needles from us, as well as reimburse us for certain research and development expenses related to product commercialization.

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

Item 3. Controls and Procedures

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.




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

Item 2. Changes in Securities.

         At June 30, 2004, there were 39,764,348 shares of common stock outstanding, an increase of 34,900 shares as compared to the number of shares of common stock outstanding at March 31, 2004. The increase is the result of the purchase and issuance of 34,900 shares of common stock under the Employee Stock Purchase Plan.

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Securityholders.

         The Company held its annual meeting of stockholders on April 28, 2004. The only matter submitted to the Company's stockholders for vote was the election of directors.

         The Company's board of directors is divided into three classes. One class of directors is elected at each annual meeting of stockholders for a three-year term. Each year a different class of directors is elected on a rotating basis. The terms of Donald D. Solomon and Stuart A. Randle expired in 2004. The terms of Jeffrey M. Soinski, Guy J. Jordan and Stephen I. Shapiro expire in 2005. The terms of David W. Jahns and Robert W. Walker expire in 2006.

         Two directors, Stuart A. Randle and Donald D. Solomon, were nominated by the board of directors for election to the class of directors whose term expires at the 2007 annual meeting. Our shareholders elected both Mr. Randle and Dr. Solomon by a vote of 32,503,456 for and 0 withheld authority.

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

         10.20 Development and OEM Supply/Distribution Agreement, effective as of June 15, 2004, by and among Specialized Health Products International, Inc. and Tyco Healthcare Group LP (certain portions of the agreement were omitted from the exhibit pursuant to a request for confidential treatment).

         31.1 Certification by Jeffrey M. Soinski under Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by Keith L. Merrell under Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Jeffrey M. Soinski pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        EXHIBIT
          NO.                         DESCRIPTION OF EXHIBIT
        -------                       ----------------------

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


                                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.


Date: August 9, 2004             By  /s/ Jeffrey M. Soinski
                                    --------------------------------------------
                                    Jeffrey M. Soinski
                                    President, Chief Executive Officer, Director



Date: August 9, 2004             By  /s/ Keith L. Merrell
                                    --------------------------------------------
                                    Keith L. Merrell
                                    Acting Chief Financial Officer