Form 10QSB
period 2004-09-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2004-11-10
CIK 790228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2004

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

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                     Outstanding as of November 9, 2004
     ----------------------------          ----------------------------------
     Common Stock, $.02 par value                  41,055,348 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of September
           30, 2004 and December 31, 2003 (Unaudited)                        3

         Condensed Consolidated Statements of Operations For the
           three months ended September 30, 2004 and 2003 (Unaudited)        4

         Condensed Consolidated Statements of Operations For the
           nine months ended September 30, 2004 and 2003 (Unaudited)         5

         Condensed Consolidated Statements of Cash Flows For the
           nine months ended September 30, 2004 and 2003 (Unaudited)         6

         Notes to Condensed Consolidated Financial Statements                7

Item 2:  Management's Discussion and Analysis or Plan of Operation          11

Item 3:  Controls and Procedures                                            18


                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                  19

Item 2:  Changes in Securities                                              19

Item 3:  Defaults upon Senior Securities                                    19

Item 4:  Submission of Matters to a Vote of Securityholders                 19

Item 5:  Other Information                                                  19

Item 6:  Exhibits and Reports on Form 8-K                                   20

Signatures                                                                  23

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)

         ASSETS                                                              September 30,          December 31,
                                                                                 2004                   2003
                                                                           ----------------      ----------------
Current assets:
   Cash and cash equivalents                                               $      2,040,353      $      2,405,626
   Accounts receivable                                                              815,613               727,615
   Inventory                                                                        319,171               199,044
   Prepaid expenses and other                                                        41,543               167,727
                                                                           ----------------      ----------------
     Total current assets                                                         3,216,680             3,500,012
                                                                           ----------------      ----------------

Property and equipment:
   Research and development machinery and equipment                                 361,984               359,525
   Office furniture and fixtures                                                    158,085               158,085
   Computer equipment and software                                                  199,698               200,177
   Leasehold improvements                                                           139,350               139,350
   Molds                                                                            201,090               201,090
   Manufacturing equipment                                                           75,440                69,326
   Construction-in-progress                                                         122,756                33,993
                                                                           ----------------      ----------------
                                                                                  1,258,403             1,161,546
   Less accumulated depreciation and amortization                                  (881,197)             (833,968)
                                                                           ----------------      ----------------
     Net property and equipment                                                     377,206               327,578
                                                                           ----------------      ----------------

Intangible assets, net                                                              266,116               235,585

Other assets                                                                         27,000                27,000
                                                                           ----------------      ----------------
                                                                           $      3,887,002      $      4,090,175
                                                                           ================      ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                        $        211,421      $        229,122
   Accrued liabilities                                                              333,322               318,819
   Accrual for patent litigation expenses, current portion                          650,000               650,000
   Deferred revenue, current portion                                                599,016               795,616
                                                                           ----------------      ----------------
     Total current liabilities                                                    1,793,759             1,993,557

Accrual for patent litigation expenses, net of current portion                      141,365               641,365

Deferred revenue, net of current portion                                             89,981               371,349

Deferred rent                                                                        12,702                11,929
                                                                           ----------------      ----------------

     Total liabilities                                                            2,037,807             3,018,200
                                                                           ----------------      ----------------

Stockholders' equity:
   Preferred stock, $.001 par value; 30,000,000 shares authorized,
     0 and 21,861,369 shares Series A outstanding, respectively                           -                21,861
   Common stock, $.02 par value; 70,000,000 shares authorized,
     41,055,348 and 17,831,479 shares issued and outstanding,
     respectively                                                                   821,107               356,630
   Additional paid-in capital                                                    38,123,270            37,502,557
   Accumulated deficit                                                          (37,095,182)          (36,809,073)
                                                                           ----------------      ----------------
     Total stockholders' equity                                                   1,849,195             1,071,975
                                                                           ----------------      ----------------
                                                                           $      3,887,002      $      4,090,175
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

                                                          3

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)



                                                                                        Three Months Ended
                                                                           ---------------------------------------
                                                                             September 30,         September 30,
                                                                                 2004                   2003
                                                                           ----------------       ----------------
Revenues:
   Product sales and royalties                                             $      1,173,564       $        823,626
   Technology fees and licensing revenues                                           198,906                196,428
   Development fees and related services                                            247,866                 29,421
                                                                           ----------------       ----------------
     Total revenues                                                               1,620,336              1,049,475

Cost of revenues                                                                    378,034                136,979
                                                                           ----------------       ----------------

     Gross profit                                                                 1,242,302                912,496
                                                                           ----------------       ----------------

Operating expenses:
   Research and development                                                         526,038                674,853
   Sales and marketing                                                              199,951                308,893
   General and administrative                                                       343,478                268,626
                                                                           ----------------       ----------------
     Total operating expenses                                                     1,069,467              1,252,372
                                                                           ----------------       ----------------

Income (loss) from operations                                                       172,835               (339,876)
                                                                           ----------------       ----------------

Other income (expense):
   Interest income                                                                    1,119                 17,971
   Other income                                                                         213                      -
                                                                           ----------------       ----------------

     Total other income, net                                                          1,332                 17,971
                                                                           ----------------       ----------------

Income (loss) before provision for income taxes                                     174,167               (321,905)

Provision for income taxes                                                                -                      -
                                                                           ----------------       ----------------
Net income (loss)                                                          $        174,167       $       (321,905)
                                                                           ================       ================


Basic net income (loss) per common share                                   $            .00       $           (.02)
                                                                           ================       ================
Basic weighted average number of common
  shares outstanding                                                             40,185,989             17,831,479
                                                                           ================       ================
Diluted net income (loss) per common share                                 $            .00       $           (.02)
                                                                           ================       ================

Diluted weighted average number of common
  shares outstanding                                                             46,428,429             17,831,479
                                                                           ================       ================



                      See accompanying notes to condensed consolidated financial statements.

                                                        4

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                                        Nine Months Ended
                                                                           ---------------------------------------
                                                                             September 30,         September 30,
                                                                                 2004                   2003
                                                                           ----------------       ----------------
Revenues:
   Product sales and royalties                                             $      3,074,351       $      1,772,833
   Technology fees and licensing revenues                                           596,718                579,240
   Development fees and related services                                            391,639                 49,896
                                                                           ----------------       ----------------
     Total revenues                                                               4,062,708              2,401,969

Cost of revenues                                                                    817,683                338,716
                                                                           ----------------       ----------------

     Gross profit                                                                 3,245,025              2,063,253
                                                                           ----------------       ----------------

Operating expenses:
   Research and development                                                       1,786,503              2,010,400
   Sales and marketing                                                              788,324                908,322
   General and administrative                                                       984,829                851,002
                                                                           ----------------       ----------------

     Total operating expenses                                                     3,559,656              3,769,724
                                                                           ----------------       ----------------

Loss from operations                                                               (314,631)            (1,706,471)
                                                                           ----------------       ----------------

Other income (expense):
   Interest income                                                                   28,229                 77,826
   Other income                                                                         293                  1,723
                                                                           ----------------       ----------------

     Total other income, net                                                         28,522                 79,549
                                                                           ----------------       ----------------

Net loss                                                                   $       (286,109)      $     (1,626,922)
                                                                           ================       ================

Basic and diluted net loss per common share                                $           (.01)      $           (.09)
                                                                           ================       ================
Basic and diluted weighted average number of
  common shares outstanding                                                      35,562,400             17,831,479
                                                                           ================       ================



                      See accompanying notes to condensed consolidated financial statements.

                                                          5

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                           --------------------------------------
                                                                             September 30,        September 30,
                                                                                  2004                 2003
                                                                           ----------------      ----------------
Cash flows from operating activities:
   Net loss                                                                $       (286,109)     $     (1,626,922)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
     Depreciation and amortization                                                   61,518               107,825
     Stock compensation expense                                                       9,300                     -
     Changes in operating assets and liabilities:
       Accounts receivable                                                          (87,998)              (98,544)
       Inventory                                                                   (120,127)               95,352
       Prepaid expenses and other                                                   126,184               231,974
       Accounts payable                                                             (17,701)              (37,225)
       Accrued liabilities                                                         (485,499)              (53,445)
       Deferred revenue                                                            (477,968)             (804,492)
       Deferred rent                                                                    773                (3,855)
                                                                           ----------------      ----------------
          Net cash used in operating activities                                  (1,277,627)           (2,189,332)
                                                                           ----------------      ----------------

Cash flows from investing activities:
   Purchase of property and equipment                                               (96,857)             (109,072)
   Purchase of intangible assets                                                    (44,819)              (39,722)
                                                                           ----------------      ----------------
         Net cash used in investing activities                                     (141,676)             (148,794)
                                                                           ----------------      ----------------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net of offering costs                 1,054,030                     -
                                                                           ----------------      ----------------
              Net cash provided by financing activities                           1,054,030                     -
                                                                           ----------------      ----------------


NET DECREASE IN CASH                                                               (365,273)           (2,338,126)

CASH AT BEGINNING OF PERIOD                                                       2,405,626             5,507,580
                                                                           ----------------      ----------------

CASH AT END OF PERIOD                                                      $      2,040,353      $      3,169,454
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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2003 Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004. Our significant accounting policies are set forth in Note 2 to the consolidated financial statements in our December 31, 2003 Annual Report on Form 10-KSB.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of market launches of new safety needle products and the level of sales of our current products. Our cash on hand at September 30, 2004, along with cash generated from the sale of products, development fees and royalties and $1,000,000 of committed funding from several major stockholders, is expected to provide sufficient cash for us to execute our business plan in the remainder of 2004 and in 2005. If we are not able to reduce our operating losses, our liquidity will be adversely affected and we may be required to seek additional sources of financing to fund operations. We may not be able to obtain adequate financing when needed or upon satisfactory terms. Failure to raise capital when needed could prevent us from achieving our long-term business objectives.

         We account for stock options granted using Accounting Principles Board APB Opinion 25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for our fixed stock option plans. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS Statement No. 123", the net income (loss) and net income (loss) per common share would have changed to the pro forma amounts indicated below:

                                                   Three months ended:                    Nine months ended:
                                            September 30,        September 30,     September 30,    September 30,
                                                2004                  2003              2004             2003
                                            ------------         ------------       ------------     ------------
Net income (loss) as reported               $    174,167         $   (321,905)      $   (286,109)    $ (1,626,922)
Add:  Stock-based employee compen-
  sation expense included in reported
  net income (loss)                                    -                    -              9,300                  -
Deduct: Total stock-based employee
  compensation expense determined
  under the fair value based method
  for all awards                                (303,862)            (298,383)          (911,586)        (895,149)
                                            ------------         ------------       ------------     ------------
Pro forma net loss                          $   (129,695)        $   (620,288)      $ (1,188,395)    $ (2,522,071)
                                            ============         ============       ============     ============
Basic and diluted net
  income (loss) per       As reported       $        .00         $       (.02)      $       (.01)    $       (.09)
  common share            Pro forma         $        .00         $       (.03)      $       (.03)    $       (.14)

(2) Recent Accounting Pronouncements
------------------------------------

         Based on our review of new accounting standards released during the quarter ended September 30, 2004, we did not identify any standard requiring adoption that would have a significant impact on its condensed financial statements for the periods presented.

(3) Inventory
-------------

         At September 30, 2004 and December 31, 2003, inventory was comprised of the following:

                                        September 30, 2004     December 31, 2003
                                        ------------------     -----------------
   Raw materials                             $ 262,469             $ 123,060
   Work in process                               8,385                 4,318
   Finished goods                               90,317                81,666
   Less: Allowance for obsolescence
         and shrinkage                         (42,000)              (10,000)
                                             ---------             ---------
            Total                            $ 319,171             $ 199,044
                                             =========             =========

(4) Basic and Diluted Net Income (Loss) Per Common Share
--------------------------------------------------------

         As a result of incurring net losses for the nine month period ended September 30, 2004 and the three and nine month periods ended September 30, 2003, both basic and diluted net loss per share for those periods are based on the weighted average number of common shares outstanding. Stock options and warrants are not included in the calculation of diluted net loss per common share for the periods because their inclusion would be antidilutive, thereby reducing the net loss per common share. For the three months ended September 30, 2004, 6,242,440 options and warrants were included in the calculation of diluted net income per share, which resulted in 46,428,429 shares outstanding. At September 30, 2004, there were 6,242,440 common stock options and warrants outstanding with exercise prices ranging from $0.01 to $2.00 per share. At September 30, 2003, there were 6,945,690 common stock options and warrants outstanding with exercise prices ranging from $1.00 to $2.00 per share.

(5) Commitments and Contingencies
---------------------------------

         Purchase Order Commitments
         --------------------------

         Due to the long lead-time of critical components for LiftLoc(R) Safety Infusion Set, as of September 30, 2004 the Company had issued $168,739 in long-term purchase orders relating to this product.

         Legal Proceedings
         -----------------

         In December 2002, Becton Dickinson ("BD") filed a lawsuit against Tyco Healthcare in the United States Court of the District of Delaware, asserting that Tyco Healthcare's Monoject Magellan(TM) safety products infringe upon BD's U.S. Patent No. 5,348,544 (`544 Patent), titled "Single-Handedly Actuable Safety Shield for Needles."

         On October 26, 2004, a jury found in favor of BD that Tyco Healthcare's Monoject Magellan(TM) safety products willfully infringed the `544 Patent and awarded damages of $4.4 million. On November 1, 2004, the court entered the judgment in favor of BD. Tyco Healthcare has indicated that it will challenge the jury finding in post-trial motions, and, if necessary, in an appeal. Tyco Healthcare developed the Monoject Magellan(TM) safety products in association with us. We are not a party to the patent infringement lawsuit.

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

         Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, we recorded a liability of approximately $1,300,000 at December 31, 2003, which amount was our estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI through 2005. During the three and nine months ended September 30, 2004, Tyco Healthcare withheld fifty percent of royalty payments due us, which amounts totaling $500,000 have been offset against the accrual. In the event litigation continues beyond 2005, additional liabilities may accrue. If Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan(TM) safety products in their current form.

(6) Income Taxes
----------------

         We have recorded no federal income tax provision for periods with pre-tax income due to the utilization of net operating loss carryforwards. When we have a period with a pre-tax loss, no federal tax benefit is recognized since it is unlikely we will be able to realize the related tax benefit in the future.

(7) Series A Preferred Stock Conversion
---------------------------------------

         At September 30, 2004, no shares of Series A Preferred Stock were outstanding, a reduction of 21,861,369 shares as compared to the number of shares of Series A Preferred Stock outstanding at December 31, 2003. The Series A Preferred Stock Purchase Agreement contained an automatic conversion feature whereby the Series A Preferred Stock automatically converted into common stock when the average closing share price of our common stock, as reported on the OTC Bulletin Board, exceeded $1.374 for at least twenty consecutive trading days. Between January 26, 2004 and February 23, 2004, the common stock closed each trading day at $1.39 per share or more. On February 23, 2004, the closing price was $1.48 per share. As a result, all of the Series A Preferred Stock was automatically converted into common stock on a one-for-one basis. On February 24, 2004, we sent notice of the conversion to our Series A Preferred Stockholders.

(8) Private Placement of Common Stock
-------------------------------------

         On August 30, 2004, we completed a private placement of 1,250,000 shares of restricted common stock to certain accredited and sophisticated investors. We received gross proceeds of $1,000,000, with net proceeds of $943,090 after accounting for transaction expenses. Alpine Securities Corp. acted as an underwriter in the private offering and received a commission of $50,000, representing five percent (5%) of the gross proceeds raised in the private offering, for services rendered in connection with the private offering. The issuance of the common stock in the private offering was exempt from registration under Section 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulations D as promulgated under the Securities Act of 1933.

(9) Subsequent Events
---------------------

         On September 15, 2004, a Stock Incentive Plan ("Stock Plan") was approved by the Board of Directors and became effective on that date, subject to the Stock Plan being approved by the stockholders within six months after that date. The Stock Plan provides that 6,000,000 shares of our authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan. On October 19, 2004, a special meeting of stockholders was held, at which time the stockholders approved the 2004 Stock Incentive Plan.

         The Stock Plan will allow the Company, under the direction of the Compensation Committee, to make broad-based grants of restricted stock and stock units, any of which may or may not require the satisfaction of performance objectives, to employees and to non-employee directors. The purpose of these stock awards is to attract and retain talented employees, further align employee and stockholder interests, continue to closely link employee compensation with Company performance, and maintain a culture based on employee stock and Company ownership. The Board approved and recommended the Stock Plan after consultation with a prominent compensation consulting firm that was retained by the Company. The Stock Plan provides an essential component of the total compensation package offered to employees, reflecting the importance that we place on motivating and rewarding superior results with long-term, performance-based incentives.

         Under provisions of the 2004 Stock Incentive Plan, directors, officers and current employees were provided the election on a one-time basis to exchange the stock options held by them for restricted stock at the ratio of the equivalent of 1 restricted share of common stock (in a combination of restricted stock and stock units) in exchange for the cancellation of options exercisable for 1.7 shares of common stock. Awards issued under this election will vest in full on the third anniversary of the issue date, unless immediate vesting occurs prior to such date upon the happening of either of the following events: (1) the Company receives at least three million five hundred thousand dollars ($3,500,000) in any single fiscal quarter in connection with a license agreement, sale of a product line and/or sale of technology which arrangements or agreements were not in effect as of the Issue Date or (2) there is a Change in Control as defined in the 2004 Stock Incentive Plan. Awards issued under this election are also subject to a three-year lock-up agreement.

         On September 27, 2004, subject to the Stock Plan being approved by the shareholders, the election resulted in the cancellation of 5,738,190 of the options previously granted and outstanding in exchange for the issuance of 3,375,397 shares of restricted common stock and stock units. On November 9, 2004, the Board of Directors exercised their election under the Stock Unit Agreement, electing that all Stock Unit Awards will be issued in restricted common stock; none will be issuable in cash. The Stock Unit Agreement was amended to reflect this irrevocable election. This transaction generated a non-cash charge of $3,825,522 that will be recognized ratably over the three-year vesting period of the restricted stock grant, commencing in the fourth quarter of 2004.

         As of November 9, 2004, after the above referenced exchange, we had outstanding stock options that are exercisable for 424,250 shares of common stock at exercise prices ranging from $1.00 to $2.00 per share and warrants that are exercisable for 80,000 shares of common stock at an exercise price of $0.01 per share. The exercise of all such stock options and warrants would result in an equity infusion of $789,358. All but 15,000 of the stock options are out of the money and there can be no assurance that any of the stock options will be exercised.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

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

Overview
--------

         We design, develop, manufacture, and license cost-effective, innovative safety healthcare products designed to minimize the risk of accidental needlesticks, which are a leading cause of the spread of blood-borne diseases such as HIV/AIDS and the hepatitis B and C viruses. We have two primary platform patented safety needle technologies that apply to virtually all medical needles used today. We manufacture and market certain products, including LiftLoc(R) Safety Infusion Set, under our own label. Other products are supplied to third parties on an OEM basis or licensed to leading manufacturers and marketers in the disposable medical products industry.

Three and Nine Months Ended September 30, 2004 and 2003
-------------------------------------------------------

         During the three and nine months ended September 30, 2004, we had total revenues of $1,620,336 and $4,062,708, compared with total revenues of $1,049,475 and $2,401,969 for the three and nine months ended September 30, 2003. The significant increase in 2004 revenue is attributable to a combination of increased product sales and development fees. Our products continue to gain acceptance in the marketplace, resulting in consistently increasing product revenues, and the development agreements entered into with Becton, Dickinson and Company ("BD") and Tyco Healthcare ("Tyco") have provided significantly higher development fee revenue as compared to the prior year periods.. During the three and nine months ended September 30, 2004, we recognized product sales and royalty revenue of $1,173,564 and $3,074,351, technology fees and licensing revenue of $198,906 and $596,718, and development fees and related services revenue of $247,866 and $391,639. During the three and nine months ended September 30, 2003, we recognized product sales and royalty revenue of $823,626 and $1,772,833, technology fees and licensing revenue of $196,428 and $579,240, and development fees and related services revenue of $29,421 and $49,896, respectively.

         Gross profit for the three and nine months ended September 30, 2004 was $1,242,302 (77% gross profit margin) and $3,245,025 (80% gross profit margin), respectively, compared with gross profit of $912,496 (87% gross profit margin) and $2,063,253 (86% gross profit margin) for the comparable periods of the prior year, While gross profit increased significantly as compared to the prior year periods, gross profit margins declined in 2004 due to product revenues related to sales of our branded and OEM products, which provide lower gross margins than royalty revenue, becoming a more significant portion of total revenues. Development fees, which also provide lower gross margins, were also significantly higher in the 2004 periods.

         Research and development ("R&D") expenses were $526,038 and $1,786,503 for the three and nine months ended September 30, 2004, compared with $674,853 and $2,010,400 for the comparable periods of the prior year. The decrease in 2004 R&D expenses relates primarily to certain expenses related to development projects for which we receive development fees from our corporate partners being classified as cost of revenues rather than R&D expense. Our R&D efforts during 2004 have focused on development work related to commercialization of our SecureLoc(TM) technology, the development of additional products based upon our proprietary medical safety needle technologies, and continued market support of our LiftLoc(R) Safety Infusion Set product line.

         Sales and marketing expenses were $199,951 and $788,324 for the three and nine months ended September 30, 2004, compared with $308,893 and $908,322 for the comparable periods of the prior year. This decrease in sales and marketing expenses reflects cost savings related to the reorganization of our sales force early in 2004 and more efficient use of travel and promotional expenses to support LiftLoc(R) Safety Infusion Set.

         General and administrative expenses were $343,478 and $984,829 for the three and nine month periods ended September 30, 2004, compared with $268,626 and $851,002 for the comparable periods of the prior year. The increase in expenses is due primarily to professional fees related to a strategic consulting assignment.

         Total other income was $1,332 and $28,522 for the three and nine months ended September 30, 2004, compared with $17,971 and $79,549 for the comparable periods of the prior year. The decrease resulted primarily from a decrease in interest earned on deposited funds.

         Net income and (loss) for the three and nine months ended September 30, 2004 was $174,167 and ($286,109) respectively, compared to ($321,905) and
($1,626,922) for the comparable periods of the prior year. The profit for the three month period ended September 30, 2004 and the significantly reduced loss for the nine months ended September 30, 2004, as compared to the prior year periods, are a result of the significant increase in revenues, coupled with reduced operating expenses. The net income and (loss) per share for the three and nine months ended September 30, 2004 was $.00 and $(.01), as compared to a net loss per share of $(.02) and $(.09) respectively, for the same periods of the prior year.

Liquidity and Capital Resources
-------------------------------

         To date, we have financed our operations principally through private placements of equity securities, the sale of technology and patents, product sales and royalties, development fees, technology and license fees and proceeds from the exercise of common stock options. We used net cash for operating activities of $1,277,627 during the nine months ended September 30, 2004, a reduction of $911,705 as compared to the $2,189,332 used during the same period in 2003. The reduction in cash required to fund operating activities is the result of an increase in cash generated from higher revenues, coupled with a decrease in operating expenses, offset by a significant reduction in accrued liabilities. During the nine months ended September 30, 2004, net cash of $141,676 was used in investing activities, involving the purchase of $96,857 in capital equipment and the capitalization of $44,819 in patent expenses, compared with $148,794 for the same period in 2003. Cash proceeds of $1,054,030 were realized from the issuance of 1,362,500 shares of common stock, 1,250,000 shares through a private placement and 112,500 shares through the Employee Stock Purchase Plan, during the nine-month period ended September 30, 2004. No cash was received from financing activities during the same period in 2003. As of September 30, 2004, our current liabilities totaled $1,793,759 and we had working capital of $1,422,921.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of market launches of new safety needle products and the level of sales of our current products. Our cash on hand at September 30, 2004, along with cash generated from the sale of products, development fees and royalties and $1,000,000 of committed funding from several major stockholders, is expected to provide sufficient cash for us to execute our business plan in 2005. If we are not able to reduce our operating losses, our liquidity will be adversely affected and we may be required to seek additional sources of financing to fund operations. We may not be able to obtain adequate financing when needed or upon satisfactory terms. Failure to raise capital when needed could prevent us from achieving our long-term business objectives.

         The Company's significant non-cancelable operating lease obligations as of September 30, 2004 are as follows:
                                                             Operating
         Year Ending December 31, (1)                          Leases
         ----------------------------                        ---------
         2004................................................$  63,801
         2005................................................  260,397
         2006................................................  130,199
                                                             ---------
                                                             $ 454,397
                                                             =========
-------------
(1) The amounts for the year ending December 31, 2004 include only payments to be made after September 30, 2004.

         Due to the long lead-time of critical components for LiftLoc(R) Safety Infusion Set, as of September 30, 2004, we had issued $168,739 in long-term purchase orders relating to this product.

Stock Options and Warrants
--------------------------

         On September 15, 2004, a Stock Incentive Plan ("Stock Plan") was approved by the Board of Directors and became effective on that date, subject to the Stock Plan being approved by the stockholders within six months after that date. The Stock Plan provides that 6,000,000 shares of our authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan. On October 19, 2004, a special meeting of stockholders was held, at which time the stockholders approved the 2004 Stock Incentive Plan.

         The Stock Plan will allow the Company, under the direction of the Compensation Committee, to make broad-based grants of restricted stock and stock units, any of which may or may not require the satisfaction of performance objectives, to employees and to non-employee directors. The purpose of these stock awards is to attract and retain talented employees, further align employee and stockholder interests, continue to closely link employee compensation with Company performance, and maintain a culture based on employee stock and Company ownership. The Board approved and recommended the Stock Plan after consultation with a prominent compensation consulting firm that was retained by the Company. The Stock Plan provides an essential component of the total compensation package offered to employees, reflecting the importance that we place on motivating and rewarding superior results with long-term, performance-based incentives.

         Under provisions of the 2004 Stock Incentive Plan, directors, officers and current employees were provided the election on a one-time basis to exchange the stock options held by them for restricted stock at the ratio of the equivalent of 1 restricted share of common stock (in a combination of restricted stock and stock units) in exchange for the cancellation of options exercisable for 1.7 shares of common stock. Awards issued under this election will vest in full on the third anniversary of the issue date, unless immediate vesting occurs prior to such date upon the happening of either of the following events: (1) the Company receives at least three million five hundred thousand dollars ($3,500,000) in any single fiscal quarter in connection with a license agreement, sale of a product line and/or sale of technology which arrangements or agreements were not in effect as of the Issue Date or (2) there is a Change in Control as defined in the 2004 Stock Incentive Plan. Awards issued under this election are also subject to a three-year lock-up agreement.

         On September 27, 2004, subject to the Stock Plan being approved by the shareholders, the election resulted in the cancellation of 5,738,190 of the options previously granted and outstanding in exchange for the issuance of 3,375,397 shares of restricted common stock and stock units. On November 9, 2004, the Board of Directors exercised their election under the Stock Unit Agreement, electing that all Stock Unit Awards will be issued in restricted common stock; none will be issuable in cash. The Stock Unit Agreement was amended to reflect this irrevocable election. This transaction generated a non-cash charge of $3,825,522 that will be recognized ratably over the three-year vesting period of the restricted stock grant, commencing in the fourth quarter of 2004.

         As of November 9, 2004, after the above referenced exchange, we had outstanding stock options that are exercisable for 424,250 shares of common stock at exercise prices ranging from $1.00 to $2.00 per share and warrants that are exercisable for 80,000 shares of common stock at an exercise price of $0.01 per share. The exercise of all such stock options and warrants would result in an equity infusion of $789,358. All but 15,000 of the stock options are out of the money and there can be no assurance that any of the stock options will be exercised.

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

         We have received no upfront fees in 2004. We received upfront fees of $1,080,000 in 2003. These upfront payments are being recognized ratably over the life of the respective agreements.

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

         Tyco Healthcare
         ---------------

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


Item 3. Controls and Procedures
-------------------------------

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

         On October 26, 2004, a jury found in favor of BD that Tyco Healthcare's Monoject Magellan(TM) safety products willfully infringed the `544 Patent and awarded damages of $4.4 million. On November 1, 2004, the court entered the judgment in favor of BD. Tyco Healthcare has indicated that it will challenge the jury finding in post-trial motions, and, if necessary, in an appeal. Tyco Healthcare developed the Monoject Magellan(TM) safety products in association with us. We are not a party to the patent infringement lawsuit.

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

         Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, we recorded a liability of approximately $1,300,000 at December 31, 2003, which amount was our estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI through 2005. During the three and nine months ended September 30, 2004, Tyco Healthcare withheld fifty percent of royalty payments due us, which amounts totaling $500,000 have been offset against the accrual. In the event litigation continues beyond 2005, additional liabilities may accrue. If Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan(TM) safety products in their current form.

Item 2. Changes in Securities.
------------------------------

         On August 30, 2004, we completed a private placement of 1,250,000 shares of restricted common stock to certain accredited and sophisticated investors. We received gross proceeds of $1,000,000, with net proceeds of $943,090 after accounting for transaction expenses. Alpine Securities Corp. acted as an underwriter in the private offering and received a commission of $50,000, representing five percent (5%) of the gross proceeds raised in the private offering, for services rendered in connection with the private offering. The issuance of the common stock in the private offering was exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulations D as promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

         None

Item 4. Submission of Matters to a Vote of Securityholders.
-----------------------------------------------------------

         We held a special meeting of stockholders on October 19, 2004. The only matter submitted to our stockholders for vote was the approval of the 2004 Stock Incentive Plan. Our stockholders approved the adoption of the 2004 Stock Incentive Plan with 22,254,816 stockholders voting for approval of the plan, 173,752 voting against approval of the plan, and 75,600 withholding authority to vote.

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

  10.20 Development and OEM Supply/Distribution Agreement, effective as of June 15, 2004, by and among Specialized Health Products International, Inc. and Tyco Healthcare Group LP. (Incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2004).

  10.21 Specialized Health Products International, Inc. 2004 Stock Incentive Plan (Incorporated by reference to
                        Exhibit 4.5 of the Company's Registration Statement on Form S-8 filed September 27, 2004 (File No. 333-119306)).

  31.1 Certification by Jeffrey M. Soinski under Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification by Keith L. Merrell under Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of Jeffrey M. Soinski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2                  Certification of Keith L. Merrell pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K:

         On August 11, 2004, the Company filed a current report on Form 8-K reporting under Item 7. its second quarter financial results.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.



Date: November 9, 2004           By /s/ Jeffrey M. Soinski
                                   ---------------------------------------------
                                   Jeffrey M. Soinski
                                   President, Chief Executive Officer, Director




Date: November 9, 2004           By  /s/ Keith L. Merrell
                                   ---------------------------------------------
                                   Keith L. Merrell
                                   Acting Chief Financial Officer