Form 10KSB
period 2004-12-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2005-03-09
CIK 790228

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB


                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                            -------------------------
                                December 31, 2004

                             Commission file number
                             ----------------------
                                     0-26694

                 Specialized Health Products International, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                               93-0945003
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

  585 West 500 South, Bountiful, Utah 84010              (801) 298-3360
  (Address of principal executive offices)      (Registrant's telephone number,
                                                      including area code)

         Securities registered pursuant to Section 12(g) of the Act:

        Title of each class            Name of each exchange on which registered
   ----------------------------        -----------------------------------------
   Common Stock, $.02 Par Value                           None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenue for its most recent fiscal year was $5,765,278

         The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of March 7, 2005 was approximately $23,123,773.

         As of March 7, 2005, the Company had 44,457,995 shares of common stock outstanding.

                 Specialized Health Products International, Inc.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2004




                                     PART I

Item 1.     Description of Business............................................3
Item 2.     Description of Property...........................................15
Item 3.     Legal Proceedings.................................................15
Item 4.     Submission of Matters to a Vote of Security Holders...............16


                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters..........17
Item 6.     Management's Discussion and Analysis or Plan of Operation.........17
Item 7.     Financial Statements..............................................31
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......................................32
Item 8A.    Controls and Procedures...........................................32
Item 8B.    Other Information.................................................32

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act...............33
Item 10.    Executive Compensation............................................37
Item 11.    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.................................37
Item 12.    Certain Relationships and Related Transactions....................39
Item 13.    Exhibits..........................................................39
Item 14.    Principal Accountant Fees and Services............................39

                         Forward-Looking Statements

         When used in this Form 10-KSB, in our filings with the Securities and Exchange Commission ("SEC"), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements specifically include, but are not limited to, launch dates for licensed products; dates upon which we will receive royalty payments; the generation of royalty revenues from our licensees; acceptance of safety products by health care professionals; plans to rely on our joint venture partners to pursue commercialization of licensed products; expectations regarding the ability of our products to compete with the products of our competitors; acceptance of our products by the marketplace as cost-effective; factors affecting the ability of our licensees to sell licensed products; sufficiency and timing of available resources to fund operations; plans regarding the raising of capital; the size of the market for safety products; plans regarding sales and marketing; strategic business initiatives; intentions regarding dividends and the launch dates of our licensed products.

         We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for our products or for safety products generally; a determination of one or more licensees to focus their marketing efforts on products other than those licensed from us; the inability to license or enter into joint venture or similar arrangements relating to products that are not being commercialized; competitive products and pricing; delays in introduction of products licensed by us due to manufacturing difficulties or other factors; difficulties in product development, commercialization and technology; changes in the regulation of safety healthcare products; a failure to timely obtain Food and Drug Administration ("FDA") or other necessary approvals to sell future products and other risks set forth in Item 6 "Risk Factors" and elsewhere herein. If and when product sales commence, sales may not reach the levels anticipated. As a result, our actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                                     PART I

Item 1. Description of Business

Overview

         We design, develop, manufacture and market proprietary disposable medical devices for clinician and patient safety. Our innovative safety devices are designed to maximize the efficiency and quality of healthcare, while minimizing the risk of accidental needlesticks, which are a leading cause of the spread of blood-borne diseases such as human immunodeficiency virus and autoimmunodeficiency syndrome ("HIV/AIDS"), hepatitis B virus ("HBV") and hepatitis C virus ("HCV"). Through proprietary design and manufacturing processes, we have developed multiple products based upon two patented technology platforms, FlexLoc(R) and SecureLoc(TM), which apply to virtually all medical needles used today.

         Our business model is to enter into licensing, original equipment manufacturing ("OEM") supply, or distribution agreements for our products, rather than engage in direct sales of products to end-users on our own. We have entered into product agreements relating to specific technologies and product lines with The Kendall Company ("Kendall"), a division of Tyco Healthcare Group LP, Bard Access Systems, Inc. ("Bard"), Becton, Dickinson and Company ("BD"), TAP Pharmaceutical Products Inc. ("TAP"), Merit Medical Systems, Inc. ("Merit"), and Exelint International Co. ("Exel"). We have distribution agreements in place with Cardinal Health ("Cardinal"), Medline Industries, Inc. ("Medline"), Physician Sales and Service, Inc. ("PSS"), and several other specialty distributors for products marketed under our own SHPI ("SHPI" is used for Specialized Health Products International, Inc.) label. Additional discussions are ongoing with potential partners for other product applications of our proprietary technologies.

         Our primary objective is to be a leading innovator, developer and manufacturer of disposable medical devices for clinician and patient safety. We will seek to commercialize products providing the following features and benefits:

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

         We introduced our first safety needle products into the U.S. market in 2002. Five product lines based upon our proprietary safety needle technologies are currently marketed in the U.S. These products are discussed in detail in the Our Products section below and include the following:

         o        Monoject Magellan(TM) -- safety syringe needle (Kendall)
         o LiftLoc(R) Safety Infusion Set -- safety Huber needle (Bard and Exel private label and SHPI branded)
         o Majestik(TM) Shielded Needle -- safety angiographic introducer needle (Merit)
         o        LuproLoc(TM) -- pre-filled syringe safety needle (TAP)
         o        Monoject Magellan(TM) -- safety blood collection device
                  (Kendall)

         We expect to launch several new products over the next three years based upon our SecureLoc(TM) platform technology. SecureLoc(TM) comprises an integral safety capsule that automatically senses the end of the needle as it is advanced down the needle shaft, and instantly locks-out to fully encapsulate the needle tip. This innovative technology is ideal for long specialty needles and introducer needle applications. It is designed to work on virtually any gauge or length of needle, and addresses several categories without a currently available safety solution.

         We expect to launch SecureLoc(TM) Safety Introducer Needle, the first commercial product based upon the SecureLoc(TM) platform technology, into the U.S. market in 2005. We have received 510(k) clearance from the FDA for this new product line and are in the process of completing manufacturing scale-up. We plan to supply SecureLoc(TM) Safety Introducer Needle to OEM customers in the fields of cardiology, radiology, and general vascular access.

         We have product agreements in place pertaining to two additional product lines based upon our SecureLoc(TM) platform technology. In 2003, we signed a worldwide development and license agreement for safety-engineered spinal and epidural needles with BD, the worldwide leader in spinal needles. Products subject to this agreement will compete in the estimated $200 million U.S. spinal and epidural needle market. In June 2004, we completed a development and OEM supply agreement for safety and conventional bone marrow biopsy needles with Tyco Healthcare, one of the leading U.S. marketers of bone marrow biopsy needles. We believe that the safety spinal needles we are developing for BD and the safety bone marrow biopsy needles we are developing for Tyco Healthcare have the potential to be the first safety products available in their respective categories.

         We see a significant and growing market opportunity for our medical safety needle products. The U.S. market for disposable medical needles is in excess of $1.4 billion. Most of this market is directly impacted by broad reaching state and federal safety legislation, culminating in the U.S. Needlestick Safety and Prevention Act, which was signed into federal law in November 2000, and became effective in April 2001. This law requires healthcare employers to review new safety needle products and mandates their usage by employees. As various government agencies increase their efforts to monitor compliance and better designed safety products become available at reasonable pricing, we anticipate that conversion to safety products will continue to accelerate.

         While foreign safety needle legislation lags behind that of the U.S., certain countries, such as Germany, France, Italy, Australia, and Canada are increasing efforts to protect their healthcare workers in a similar manner. As these efforts continue, we expect foreign demand for medical safety needle products to expand.

Our Products

         We have multiple product applications based upon our two primary platform safety needle technologies, FlexLoc(R) and SecureLoc(TM). These proprietary technologies are protected by over fifty issued or pending U.S. patents, with corresponding foreign filings. Our primary research and development, business development and marketing efforts are focused on the following product lines:

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

         A robust product line based upon this proprietary safety syringe needle technology is manufactured and marketed by Kendall, a division of Tyco Healthcare Group LP and the second leading marketer of syringe needles. In November 1999, we entered into a Development and License Agreement (the "Kendall Agreement") with Kendall relating to the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective in March 2000. In April 2000, we received $1,464,956 under the Kendall Agreement. We received an additional $1,000,000 in November 2002 in exchange for our assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related U.S. patents and their progeny for a technology. The assignment of the patent rights to Kendall provides for our retention of an exclusive, royalty-free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for us to receive development fees and ongoing royalties, including a $500,000 advance royalty payment also received in November 2002.

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

         We distribute LiftLoc(R) Safety Infusion Set under the SHPI label through non-exclusive distribution agreements with Cardinal Health, Medline, PSS, Medical Specialties Distributors, Inc. ("Medical Specialties"), Omni Medical Supply, Inc. ("Omni"), Briggs Corporation ("Briggs"), Wolf Medical Supply, Inc. ("Wolf Medical"), and Henry Schein, Inc. ("Henry Schein"), distributors with a strong presence in the oncology, chronic hematology, and long-term intravenous nutritionals markets. In addition, we have entered into distribution agreements with Medical Mart Supplies Ltd. ("Medical Mart") for the distribution of our LiftLoc(R) product in Canada and Biometrix Ltd. ("Biometrix") for the distribution of LiftLoc(R) in Israel. Under the terms of the distribution agreements, LiftLoc(R) distributors purchase product from us for resale to their end-user customers.

         We received 510(k) clearance from the FDA for LiftLoc(R) Safety infusion Set in 2001, and initiated the U.S. market launch of the product line under our SHPI label in September 2002. Bard initiated its U.S market launch of LiftLoc(R) Safety Infusion Set under the Bard label in December 2002. The LiftLoc(R) Safety Infusion Set product line includes a wide variety of needle lengths and gauges. It competes in the $55 million U.S. Huber needle market.

         Pre-filled Syringe Safety Needle Devices

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

         Merit initiated its U.S. market launch of a safety angiographic needle based upon our proprietary safety needle technology in November 2002. Merit designed and developed the product, and is marketing it under the Majestik(TM) Shielded Needle brand name. The Majestik(TM) Shielded Needle is intuitive and easy-to-use. After using the introducer needle, the clinician simply presses a button to mechanically extend a safety shield over the needle. After the safety device is locked around the needle, the entire unit is then discarded into an approved sharps container. The Majestik(TM) Shielded Needle competes in the estimated $17 million U.S. angiographic introducer needle market.

         Safety Long Specialty Needles

         We have a significant program underway for developing safety long specialty needles based upon our SecureLoc(TM) platform technology. These needles are used across a wide range of medical disciplines, including anesthesiology, oncology, radiology, urology, and cardiology. Initial markets of interest include epidural, spinal, introducer needles, soft tissue and bone biopsy, and others.

         Due to their length, these specialty needles present unique challenges for developing an effective safety system that does not interfere with clinical technique. We believe that our SecureLoc(TM) technology effectively addresses these challenges. SecureLoc(TM) is an integral safety needle device that automatically senses the end of the needle as it advances down the needle shaft and instantly locks out to fully encapsulate the needle tip. The SecureLoc(TM) safety device is unobtrusive and does not interfere with clinical technique. This innovative technology is designed to work on virtually any gauge or length of needle, and addresses several categories without a currently available safety solution. We have developed an extensive intellectual property portfolio for this technology, with thirty-eight U.S. and foreign patents issued or pending.

         We are developing multiple product applications of this technology, and expect to launch our first commercial product based upon SecureLoc(TM) into the U.S. market in 2005. This product line will be marketed under the brand name SecureLoc(TM) Safety Introducer Needle, and will compete in the estimated $29 million U.S. introducer needle market. We have received 510(k) clearance from the FDA for this product line and are in the process of completing manufacturing scale-up. We plan to supply SecureLoc(TM) Safety Introducer Needle to OEM customers in the fields of cardiology, radiology, and general vascular access.

         We have product agreements in place pertaining to two additional product lines based upon our SecureLoc(TM) platform technology. In August 2003, we entered into a License Agreement (the "BD Agreement") with BD relating to the manufacture and marketing of safety-engineered spinal and epidural needles and certain other specialty needles sold by BD. Under the terms of the agreement, we will receive reimbursement for certain research and development expenses, payments related to the achievement of certain regulatory and commercialization milestones, and on-going royalty payments on all product sales. Products subject to this agreement will compete in the estimated $200 million U.S. spinal and epidural needle market.

         In June 2004, we entered into a worldwide Development and OEM Supply/Distribution agreement with Tyco Healthcare for the marketing and sale of safety bone marrow biopsy needles. Under the terms of the agreement, Tyco Healthcare will purchase safety and conventional bone marrow biopsy needles from us, as well as reimburse us for certain research and development expenses related to product commercialization. Tyco Healthcare is one of the leading U.S. marketers of bone marrow biopsy needles. We believe that the safety bone marrow biopsy needles we are developing for Tyco Healthcare have the potential to be the first safety products available in the field.

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

         It is estimated that at least 1,000 healthcare workers annually contract serious infections from accidental needlestick and sharps injuries in the U.S. Estimates also suggest that safety needle devices may prevent more than 80% of all needlestick injuries. Testing and treatment of needlestick injuries costs the U.S. healthcare system between $750 million and $1 billion each year. The average cost of treating a needlestick injury not resulting in the transmission of a disease is between $450 and $800 per incident, which only considers the direct costs associated with HBV, HCV and HIV screens and employee lost time. According to the American Hospital Association, a single case of serious blood-borne pathogen infection can cost more than $1 million in expenses for follow-up testing, lost work time and disability payments. Even if no infection occurs as a result of the injury, the average cost of treating a high-risk exposure is estimated to be about $3,000 per needlestick. According to the CDC, the 1998 infection rate following a single needlestick injury with a contaminated needle or other sharp was between 6% and 30% for HBV, 0.5% and 2% for HCV, and about 0.3% for HIV. 85% of the healthcare workers infected with HCV become chronic carriers of the virus. Treatment of HCV is very expensive, averaging $1,700 per month. Treatment for HIV is also expensive, with costs averaging up to $6,000 per month. Accidental needlesticks are the cause of 86% of all occupationally acquired cases of HIV/AIDS.

         While we expect recent government regulations to dramatically increase conversions to safety products in the future, the greatest obstacle to conversion in certain product categories may be availability of well-designed and cost-efficient safety products. We believe that pressure is increasing from the government and private sectors for the healthcare industry to develop medical devices that will provide a safer working environment for healthcare and related workers and patients. Our products are intended to address the demand for medical devices that reduce the risk of accidental exposure to blood-borne diseases.

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

Our Strategy

         Our mission is to be a leading innovator, developer and manufacturer of disposable medical devices for clinician and patient safety. We are seeking to accomplish this objective by capturing significant market share of targeted product segments, broadening existing product lines, developing new products and seeking additional market opportunities.

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

Marketing and Sales

         Because we focus on the design, development, manufacture, OEM supply and licensing of cost-effective, innovative safety healthcare products, we are not engaged in the sale of our products directly to end-users. For our licensed products, our current marketing efforts primarily focus upon identifying market leaders in the pharmaceutical and medical device industries who are highly qualified to sell and distribute our products after manufacture, incorporate our safety applications in their existing products, or some combination of the foregoing.

         For products that we supply on an OEM private label basis or market under our own SHPI label, such as LiftLoc(R) Safety Infusion Set, we have established a small field sales force and customer service operation to provide sales and marketing support to our corporate partners and qualified distributors. This support includes development and supply of marketing materials, active lead generation through participation in trade shows, outbound telemarketing and sales presentations, in-service participation and customer service support.

Manufacturing and Facilities

         Products being developed under OEM supply or distribution agreements are manufactured under our authority and supervision by a qualified contract manufacturer headquartered in Vista, California, with FDA and ISO compliant assembly facilities in Tijuana, Mexico. In 2002, we began producing our LiftLoc(R) Safety Infusion Set and Patient Comfort Pad(TM) at an ISO 9002 qualified contract manufacturer. Products subject to licensing agreements are manufactured by our corporate partners. The materials used to produce our products are generally widely available. We do not anticipate difficulty in obtaining such materials.

         In 2003, we were certified to ISO 9001:94, ISO 13485:96 and EN 46001:96 international quality systems standards by our registrar, Orion Registrar, Inc. Certification to these international quality systems standards allows us to apply for CE Marking required for product distribution in Europe and to seek product registrations for our manufactured products in other international markets. We have also been certified to CMDCAS ("Canadian Medical Device Conformity Assessment System"), which allows us to market our manufactured products in Canada.

         Our facilities include 15,574 square feet of leased space. Our primary use of the space is for offices. However, our facility also includes designated laboratory space for the development and testing of product prototypes, and a dedicated machine shop to support our product development activities. In 2002, we established a controlled warehouse, customer service and pick, pack and ship operation at our facility to support sales of LiftLoc(R) Safety Infusion Set and additional manufactured products.

Patents and Proprietary Rights

         Our policy is to seek patent protection for all developments, inventions and improvements that are patentable and which have potential value to us and to protect as trade secrets other confidential and proprietary information. We intend to vigorously defend our intellectual property rights to the extent our resources permit.

         We have two primary platform safety needle technologies covered by over fifty issued or pending U.S. patents, with corresponding foreign filings. The patents referred to above first begin to expire in 2013.

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

         We are not aware of any patent infringement claims against us directly. In December 2002, BD filed a lawsuit against Tyco Healthcare Group LP ("Tyco Healthcare"), asserting that the Monoject Magellan(TM) safety products infringe upon a BD patent. See Item 3. "Legal Proceedings." On October 26, 2004, a jury found in favor of BD that Tyco Healthcare's Monoject Magellan(TM) safety products willfully infringed the `544 Patent and awarded damages of $4.4 million. On November 1, 2004, the court entered the judgment in favor of BD. Tyco Healthcare is challenging the jury finding in post-trial motions, and, if necessary, in an appeal. Under the Kendall Agreement, Tyco Healthcare has the right to withhold up to fifty percent (50%) of royalties due as an offset against litigation expenses related to charges of infringement by a third part for the manufacture, use or sale of licensed product. This right continues during the period in which such litigation is pending. If, as a result of a judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due us on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to us. Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, we recorded a liability of approximately $1,300,000 at December 31, 2003, which amount was our estimate of the portion of costs associated with BD's lawsuit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI through 2005. During the twelve month contract period ended September 30, 2004, Tyco Healthcare withheld fifty percent of royalty payments due us, which amounts totaling $500,000 have been offset against the accrual. In the event litigation continues beyond 2005, additional liabilities may accrue. If Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan(TM) safety products in their current form. Additional litigation to enforce patents, to protect proprietary information, or to defend us against alleged infringement of the rights of others may occur. Such litigation would be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations and financial condition.

Research and Development

         We have devoted a substantial portion of our efforts to designing and developing healthcare products. To date, research and development expenditures have resulted in our ownership of, or right to, in excess of 120 patents and patent applications worldwide. We spent $2,437,880 in 2004 and $2,595,022 in 2003 on research and development activities. Customer sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques for which we earned revenues were $508,602 in 2004 and $59,880 in 2003. We plan to continue research and development on our current products under development and new products. There is no assurance that our ongoing research and development activities will prove effective.

Government Regulation

         Product Approvals

         We are regulated by the FDA, pursuant to various statutes, including the Federal Food, Drug and Cosmetic ("FD&C") Act, as amended and supplemented by the Medical Device Amendments of 1976 (the "1976 Amendments") and the Safe Medical Devices Act of 1990. Although our focus in the past has been on the design and development of devices, we anticipate that as we engage in more OEM manufacturing, we will become increasingly active in pursuing regulatory approvals. We have submitted and received FDA clearance for our LiftLoc(R) Safety Infusion Set. In addition, our strategic partners have received FDA clearances for Monoject Magellan(TM) Safety Syringe Needle, Monoject Magellan(TM) Safety Blood Collection Device, LuproLoc(TM) Pre-filled Syringe Safety Needle, and Majestik(TM) Shielded Angiographic Needle. We submitted a 510(k) application for our SecureLoc(TM) Safety Introducer Needle in January 2005 and received marketing clearance in February 2005. We plan to submit additional 510(k) applications for safety needle devices based upon our SecureLoc(TM) technology during 2005.

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

         We expect our safety medical needle products to be categorized as Class II devices. We also expect that these products will not require pre-market approval applications, but will be eligible for marketing clearance through the 510(k) Notification procedure based upon their substantial equivalence to previously marketed devices.

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

         Foreign Regulation

         Distribution and sales of our products in countries other than the U.S. are subject to regulations in those countries. In December of 2003, we received certification to ISO 9001:94, ISO 13485:96 and EN46001:96 international quality systems standards. Following ISO certification we were granted a CE Mark for our LiftLoc(R) Safety Infusion Set product line. The granting of the CE mark enables us to distribute products in Europe and to seek product registrations in other international markets. We have also been certified to CMDCAS ("Canadian Medical Device Conformity Assessment System"), which certification allows us to market products in Canada.

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

         The specialty needle market includes a wide variety of needles including Huber, spinal, epidural, biopsy, dental, dialysis, plasma aphaeresis, blood donor collection sets, guidewire introducer, PICC introducer, Veress and ophthalmic needles. Numerous companies compete within the various markets associated with each of these needles. These companies include Cardinal Health, Arrow, Bard, B. Braun, Kendall, Cook, Inc., BD, Horizon Medical Products, Boston Scientific, Guidant, ICU Medical, Inc., Merit, Medtronic, Manan Medical Products, Hart Enterprises, Baxter International, Inc., Johnson & Johnson, Enpath, Needle Tech, Terumo, Daum, U.S. Biopsy, Kimberly Clark Corporation, and Abbott Laboratories.

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

Employees

         As of March 7, 2005, we employed 26 people, 14 of which are engineers. All but four of our employees are actively engaged in our research, product development, or sales and marketing efforts.

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

         On October 26, 2004, a jury found in favor of BD that Tyco Healthcare's Monoject Magellan(TM) safety products willfully infringed the `544 Patent and awarded damages of $4.4 million. On November 1, 2004, the court entered the judgment in favor of BD. Tyco Healthcare is challenging the jury finding in post-trial motions, and, if necessary, in an appeal. Tyco Healthcare developed the Monoject Magellan(TM) safety products in association with us. We are not a party to the patent infringement lawsuit.

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

         Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, we recorded a liability of approximately $1,300,000 at December 31, 2003, which amount was our estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI through 2005. During the twelve month contract period ended September 30, 2004, Tyco Healthcare withheld fifty percent of royalty payments due us, which amounts totaling $500,000 have been offset against the accrual. In the event litigation continues beyond 2005, additional liabilities may accrue. If Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan(TM) safety products in their current form.

Item 4. Submission of Matters to a Vote of Security Holders

         We held our annual meeting of stockholders on April 29, 2004, at which meeting two director nominees were submitted for approval by the stockholders. At the annual meeting, Stuart A. Randle and Donald D. Solomon, Ph.D., were nominated for election to the class of directors whose term expires at the 2007 annual meeting of stockholders. The stockholders elected Mr. Randle and Dr. Solomon by a vote of 32,503,456 for and 0 withheld authority. The board is divided into three classes. One class of directors is elected at each annual meeting of stockholders for a three-year term. Each year a different class of directors is elected on a rotating basis. The terms of the directors expire as follows: Guy J. Jordan, Ph.D., Jeffrey M. Soinski, and Stephen I. Shapiro in 2005, David W. Jahns and Robert R. Walker in 2006; and Stuart A. Randle and Donald D. Solomon, Ph.D., in 2007.

         We held a special meeting of stockholders on October 19, 2004. The only matter submitted to our stockholders for vote was the approval of the 2004 Stock Incentive Plan. Our stockholders approved the adoption of the 2004 Stock Incentive Plan with 22,254,816 stockholder votes for approval of the plan, 173,752 votes against approval of the plan, and 75,600 withholding authority to vote.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters


Dividend Policy

         To date, we have not paid dividends on our common stock. The payment of dividends on our common stock, if any, is at the discretion of the board and will depend upon our earnings, if any, our capital requirements and financial condition, and other relevant factors. See Item 6. "Management's Discussion and Analysis or Plan of Operation." We do not intend to declare any dividends in the foreseeable future, but instead intend to retain all earnings, if any, for use in our operations.

Share Price History

         Our common stock is traded in the over-the-counter market in what is commonly referred to as the "Electronic" or "OTC Bulletin Board" or the "OTCBB" under the trading symbol "SHPI." The following table sets forth the high and low bid information of our common stock for the periods indicated. The price information contained in the table was obtained from Reuters. Note that the over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and that the quotations may not necessarily represent actual transactions in the common stock.

                  Quarter Ended                            High         Low
                  -------------                            ----         ---

                  2003
                  ----
                  March 31..............................   $0.90       $0.61
                  June 30...............................   $0.75       $0.60
                  September 30..........................   $1.01       $0.64
                  December 31...........................   $0.99       $0.80

                  2004
                  ----
                  March 31..............................   $1.74       $0.97
                  June 30...............................   $1.13       $0.83
                  September 30..........................   $0.97       $0.76
                  December 31...........................   $1.33       $0.98


Holders of Record

         At March 7, 2005, there were approximately 316 holders of record of our common stock. The number of holders of record was calculated by reference to our stock transfer agent's books.

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

Overview

         We design, develop, manufacture and market proprietary disposable medical devices for clinician and patient safety. Our innovative safety devices are designed to maximize the efficiency and quality of healthcare, while minimizing the risk of accidental needlesticks, which are a leading cause of the spread of blood-borne diseases such as HIV/AIDS and the hepatitis B and C viruses. Through proprietary design and manufacturing processes, we have developed multiple products based upon two patented technology platforms, FlexLoc(R) and SecureLoc(TM), which apply to virtually all medical needles used today. We manufacture and market certain products, including LiftLoc(R) Safety Infusion Set, under our own label. We license or supply other products on an OEM basis to leading manufacturers and marketers in the disposable medical products industry.

Financial Position

         We had $1,571,926 in cash and cash equivalents as of December 31, 2004, a decrease of $833,700 from December 31, 2003. Working capital as of December 31, 2004 was $1,430,590 as compared to $1,506,455 at December 31, 2003. These decreases were primarily due to the net cash used to fund operations during 2004.

Product Agreements

License Agreements

         Kendall

         In November 1999, we entered into a Development and License Agreement with The Kendall Company, a division of Tyco Healthcare Group LP, relating to the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective in March 2000. In April 2000, we received $1,464,956 under the Kendall Agreement. We received an additional $1,000,000 in November 2002 in exchange for assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related U.S. patents and their progeny for a technology. Both of these payments are being recognized ratably over the estimated five-year life of the Kendall Agreement. The assignment of the patent rights to Kendall provides for the Company's retention of an exclusive, royalty-free license in a number of strategic product areas. The Kendall Agreement also provides for us to receive development fees and ongoing royalties, including a $500,000 advance royalty payment that was also received in November 2002.

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

         Becton, Dickinson and Company

         In August 2003, we entered into a License Agreement with Becton, Dickinson and Company relating to the manufacture and marketing of safety needle devices for spinal and epidural needles and certain other specialty needles sold by BD. Under the terms of the agreement, we receive reimbursement for certain research and development expenses, payments related to the achievement of certain regulatory and commercialization milestones, and on-going royalty payments on all product sales. The BD agreement is for the life of the patent.

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

         ExelInt International

         In May 2003, we entered into a Distribution Agreement with ExelInt International, Company whereby Exel acquired the non-exclusive right to promote, market, distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, we sell finished product to Exel for marketing under Exel's SecureTouch(R)private label. Exel is subject to minimum purchase requirements. The Exel Agreement is for a five-year period and automatically renews for successive five-year terms unless terminated by either party in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

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

         Tyco Healthcare

         In June 2004, we entered into a worldwide Development and OEM Supply/Distribution agreement with Tyco Healthcare for the marketing and sale of safety bone marrow biopsy needles. Under the terms of the agreement, Tyco Healthcare will purchase safety and conventional bone marrow biopsy needles from us, as well as reimburse us for certain research and development expenses related to product commercialization. The Tyco Healthcare agreement is for an initial term of three years during which it is noncancellable. After the initial three-year term it automatically renews for additional one-year terms unless terminated in writing by Tyco Healthcare upon 180 days notice.

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

Critical Accounting Policies

         Revenue Recognition

         Pursuant to Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," we recognize license revenue when the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured.

         We received no upfront fees in 2004, but received $1,080,000 in payments related to the Tyco Healthcare agreements in 2003. These upfront payments are being recognized ratably over the life of the respective agreements.

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

         Long-Lived Assets

         We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable. When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. No such impairments were recorded during the years ended December 31, 2004 and 2003.

         Stock Based Compensation

         We have chosen to account for stock options granted to employees and directors under the recognition and measurement principles of APB Opinion 25 instead of the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148.

Years Ended December 31, 2004 and 2003

         During the year ended December 31, 2004, we had total revenues of $5,765,278, compared with total revenues of $3,606,574 for the year ended December 31, 2003, an increase of $2,158,704 or 60%. During 2004, we recognized $4,361,052 in product sales and royalties, $895,624 in technology fees and licensing revenues, and $508,602 in development fees and related services revenue. Cost of revenues in 2004 was $1,082,131. Our gross profit in 2004 was $4,683,147, representing an 81% gross profit margin. During 2003, we recognized $2,768,570 in product sales and royalties, $778,124 in technology fees and licensing revenues and $59,880 in development fees and related services revenue. Cost of revenues in 2003 was $582,575. Our gross profit in 2003 was $3,023,999, representing an 84% gross profit margin. The substantial growth in product sales and royalties in 2004 reflects increased marketplace acceptance of our safety products. The increase in development fees and related services in 2004 as compared to 2003 reflects additional work performed under existing development agreements and the securing of additional work under new agreements in 2004. We will look to our existing product agreements, sales of our own branded products through distributors, introduction of new products, and additional development and strategic arrangements for future revenue growth.

         Research and development ("R&D") expenses in 2004 were $2,437,880 (excluding $82,772 of amortization of deferred compensation) compared to $2,595,022 in 2003, a decrease of $157,142 or 6%. This decrease was primarily due to a portion of our R&D effort being funded by third parties in 2004.

         Sales and marketing ("S&M") expenses in 2004 were $1,007,338 (excluding $11,895 of amortization of deferred compensation), compared to $1,203,310 in 2003, a decrease of $195,972 or 16%. This decrease was primarily due to the reorganization and streamlining of our sales and marketing department to achieve greater efficiencies and decreased travel expenses required for our in-market support of LiftLoc(R) Safety Infusion Set in 2004.

         General and administrative ("G&A") expenses in 2004 were $1,334,639 (excluding $161,788 of amortization of deferred compensation) compared to $1,139,699 in 2003, an increase of $194,940 or 17%. Increases of $156,330 in fees paid to consultants and $96,400 in board of directors related expenses account for the total increase in G&A expenses.

         On September 15, 2004, the 2004 Stock Incentive Plan ("Stock Plan") was approved by the Board of Directors and became effective on that date, subject to the Stock Plan being approved by the stockholders within six months after that date. The Stock Plan provides that 6,000,000 shares of our authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan. On October 19, 2004, a special meeting of stockholders was held, at which time the stockholders approved the 2004 Stock Incentive Plan. The Stock Plan will allow the Company, under the direction of the Compensation Committee, to make broad-based grants of restricted stock and stock units, any of which may or may not require the satisfaction of performance objectives, to employees and non-employee directors. The purpose of these stock awards is to attract and retain talented employees and further align employee and stockholder interests. The Board approved and recommended the Stock Plan after consultation with a compensation consulting firm that was retained by the Company. The Stock Plan provides an essential component of the total compensation package offered to employees, reflecting the importance that we place on motivating and rewarding superior results with long-term, performance-based incentives. Under the Stock Plan, current directors and employees holding stock option grants were given the election of retaining those stock option grants or surrendering them for grants of common stock. This resulted in the surrender of 5,738,190 stock options in exchange for the issuance of 3,375,397 shares of common stock. The stock issuance resulted in a non-cash charge of $3,825,521, which will be expensed ratably over the three-year vesting period of the stock grants. The charge to expense for the year ended December 31, 2004 relating to this transaction was $247,155.

         During the fourth quarter of 2003, we recorded a liability of $1,300,000, which amount is our estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI through 2005. The balance of this liability remaining at December 31, 2004, was $791,365.

         Operating expenses in 2004, including amortization of deferred compensation, were $5,036,312 compared to $6,238,031 in 2003, a decrease of $1,201,719 or 19%. Excluding the amortization of deferred compensation in 2004 and the non-cash patent litigation expense in 2003, operating expenses were $4,779,857 and $4,938,031, respectively, a decrease of $158,174 or 3%. Reduced expense levels in research and development and sales and marketing were partially offset by an increase in general and administrative expenses.

         Other income was $9,526 in 2004 compared to $94,910 in 2003. This decrease was due to $20,919 in amortization of deferred finance costs coupled with lower interest earned on lower cash balances during 2004.

         We did not recognize any income tax benefit in our consolidated statement of operations for the years ended December 31, 2004 and 2003. At December 31, 2004, we had total tax net operating losses ("NOLs") of $25,546,244 and research and experimentation tax credits of $608,207 that can be carried forward to future years. Our ability to realize the benefit of these NOL's and tax credits will depend on the generation of future taxable income through profitable operations.

         Our net loss in 2004 was $343,639 compared to $3,119,122 in 2003, an improvement of $2,775,483 or 89%. We achieved this significant reduction in net operating loss by delivering substantial revenue growth in combination with reduced operating expenses.

         Our basic and diluted net loss per share for the year ended December 31, 2004 was ($0.01) per share. This compares to a net loss per share of ($0.17) for the year ended December 31, 2003, an improvement of $0.16 per share.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities, the sale of products, technology and patents, advanced royalties, development fees, technology and license fees and proceeds from the sale of common stock. We used net cash for operating activities of $1,683,723 during 2004, compared to net cash used of $2,845,885 during 2003, representing a decrease of $1,162,162, or 41%. This improvement in operating cash flow is directly related to our ability to generate significantly higher sales volumes while maintaining operating expense levels. In addition, during 2004, $232,572 was used for the purchases of intangible assets and property and equipment, compared to $256,069 during 2003. During 2004, net cash of $1,082,595 was provided from a private placement of 1,250,000 shares of restricted common stock to certain accredited and sophisticated investors and the purchase of 139,720 shares of common stock by The SHP 401(k) plan. No financing activities were entered into during 2003. As of December 31, 2004, our working capital was $1,430,590 and our current liabilities were $1,803,484.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new products and the level of sales of our current products. As of December 31, 2004, we had accounts payable and accrued liabilities totaling $718,278. We also had a current portion of accrued patent litigation expense of $791,365 and current deferred revenue of $293,841, neither of which will require the use of cash. At December 31, 2004, we had cash and cash equivalents of $1,571,926. This cash, along with cash generated from the sale of products, development fees and royalties and $1,000,000 of committed funding in the form of a convertible note from Galen Partners (as detailed in Item 12 "Certain Relationships and Related Transactions"), will provide sufficient cash for us to execute our business plan in 2005.

         As of March 7, 2005, we have outstanding stock options that are exercisable for 124,250 shares of common stock at exercise prices ranging from $1.00 to $2.00 per share and issued warrants that are exercisable for 120,000 shares of common stock at an exercise price of $0.02 per share. The exercise of all such stock options and warrants would result in an equity infusion of $190,958. A portion of the stock options are out of the money, certain options are not yet exercisable, and there can be no assurance that any of the stock options or warrants will be exercised.

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waster material (spoilage). The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company's financial condition or results of operations.

         In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". SFAS 153 amends APB Opinion 29 to eliminate the similar productive asset exception and establishes that exchanges of productive assets should be accounted for at fair value, rather than at carryover basis unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits, (2) the transaction is an exchange transaction to facilitate sales to customers, or (3) the transaction lacks commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's financial condition or results of operations.

         In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. As the Company qualifies as a small business issuer, the provisions of SFAS 123R become effective as of the beginning of the first interim reporting period that begins after December 15, 2005. We are currently evaluating the effect the adoption of SFAS 123R will have on the Company's financial condition and results of operations.

Contractual Obligations

         Our contractual obligations as of December 31, 2004 were as follows:

                                               Payments Due by Year
                                   ---------------------------------------------
Obligation             Total          2005           2006         Thereafter
------------------- -------------- ------------- -------------- ----------------
Operating leases        $ 621,804      $260,397       $107,499               $0

         We lease office space under a non-cancellable operating lease.

Inflation

         We do not expect the impact of inflation on our operations to be significant.

Risk Factors

         In addition to the risks set forth above, we are subject to certain other risk factors due to the industry in which we compete and the nature of our operations. These risk factors include the following:

         We have a history of losses.

         We have accumulated deficits totaling $37,152,712 since inception in November 1993. With the exception of the second quarter of 1999 and the third quarter of 2004, all quarters have had operating losses. Among other things, our ability to achieve sustainable profitability is dependent on:

         o Successful marketing of our products by our distribution partners and licensees;

         o For products that are not subject to distribution or license arrangements, our ability to enter into OEM manufacturing or license arrangements on commercially advantageous terms; and

         o        Our ability to develop additional safety medical products.

         There can be no assurance that we will achieve sustainable profitability.

         Our success is dependent on sales generated by our distribution and licensing partners.

         We have entered into licensing arrangements with Kendall, TAP, Merit and BD. In addition, we have entered into private label distribution agreements with Bard and Exel, and distribution agreements for our branded products with Cardinal Health, Medline, PSS, and other specialty distributors. You should consider the following in assessing the value of these agreements and our financial prospects:

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

         o In December 2002, Becton Dickinson ("BD") filed a lawsuit against Tyco Healthcare in the United States Court of the District of Delaware, asserting that Tyco Healthcare's Monoject Magellan(TM) safety products infringe upon BD's U.S. Patent No. 5,348,544 (`544 Patent", titled "Single-Handedly Actuable Safety Shield for Needles." On October 26, 2004, a jury found in favor of BD that Tyco Healthcare's Monoject Magellan(TM) safety products willfully infringed the `544 Patent and awarded damages of $4.4 million. On November 1, 2004, the court entered the judgment in favor of BD. Tyco Healthcare is challenging the jury finding in post-trial motions, and, if necessary, in an appeal. Under the Kendall Agreement, Tyco Healthcare has the right to withhold up to fifty percent (50%) of royalties due as an offset against litigation expenses related to charges of infringement by a third part for the manufacture, use or sale of licensed product. This right continues during the period in which such litigation is pending. If, as a result of judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due us on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to us. Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, we recorded a liability of approximately $1,300,000 at December 31, 2003, which amount was our estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI through 2005. During the twelve month contract period ended September 30, 2004, Tyco Healthcare withheld fifty percent of royalty payments due us, which amounts totaling $500,000 have been offset against the accrual. In the event litigation continues beyond 2005, additional liabilities may accrue. If Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan(TM) safety products in their current form;

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

         In 2004, over fifty percent of our revenues were generated under agreements with two of our corporate partners.

         The significant amount of revenues we received in 2004 under these arrangements presents additional risks to our commercial success. If arrangements with either of these partners were terminated or if there is a decline in revenues under either of these arrangements, it could have a material adverse effect on us and our revenues and could require us to significantly curtail or even cease operations. In assessing the value of these arrangements, you should consider the fact that one of these arrangements may be terminated on fifteen days notice and the other arrangement is subject to annual renewal. In addition, these arrangements are subject to the marketing ability, marketing plans and credit-worthiness of these business partners and the other factors identified in the prior risk factor. There can be no assurance that one or both of these arrangements will not be terminated or that our business partners will be successful in their marketing and sale of the products that are subject to these arrangements.

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

         Possible Need for Additional Funding.

         At December 31, 2004, we had cash and cash equivalents of $1,571,926. This cash, along with anticipated cash generated from the sale of products, development fees and royalties and $1,000,000 of committed funding in the form of a convertible note from Galen Partners, will provide sufficient cash for us to execute our business plan in 2005. If we are not able to reduce our operating losses, our liquidity will be adversely affected and we may be required to seek additional sources of financing to fund operations. If we are not able to reduce our operating losses, we may be required to seek additional sources of financing to fund operations. We may not be able to obtain adequate financing when needed or upon satisfactory terms. Failure to raise capital when needed could prevent us from achieving our business objectives and may require us to significantly curtail or even cease operations.

         Our medical devices must be cleared or approved by the FDA before they can be sold in the U.S.

         Our ability to receive revenue from our products is subject to obtaining proper regulatory approvals. Moreover, obtaining FDA approval or clearance to market a product can be a lengthy and costly process, which, in some cases, involves extensive clinical studies. While we or our partners have received FDA clearance for our safety syringe needle, safety Huber needle products, safety angiographic needle, pre-filled syringe safety needle, blood collection devices, and safety introducer needles, we or our distribution partners or licensees may not be able to obtain the necessary FDA authorizations to allow marketing of our other products in a timely fashion, or at all.

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

         We have outstanding securities whose holders have been granted registration rights.

         In October 2001, we entered into an Investor Rights Agreement with the purchasers of our Series A Preferred Stock. These shares were automatically converted into 21,861,369 shares of our common stock in 2004. Holders of these shares have been granted demand and piggyback registration rights with respect to these shares. In addition, on March 22, 2004, we entered into an agreement whereby Galen Partners agreed to make up to $1,000,000 in funding available to us under the terms of a convertible note. As partial consideration for this commitment, we issued to these stockholders warrants to acquire 80,000 shares of our common stock. On March 7 2005, Galen Partners agreed to a six-month extension of the promissory note agreement in exchange for the issuance of warrants to purchase an additional 40,000 shares of our common stock. At our sole option, we may extend the agreement for an additional six-month period for the issuance of a second warrant to purchase an additional 40,000 shares of our common stock. We have also granted demand and piggyback registration rights with respect to the common stock underlying these warrants and the common stock into which the $1,000,000 convertible promissory note, if issued, may be convertible. Sales of this common stock in the public market could materially and adversely affect the market price of the common stock.

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

         As of December 31, 2004, there were 44,457,995 shares of our common stock issued and outstanding. In addition there are an additional 124,250 shares of our common stock that are issuable pursuant to stock options granted under our stock option plans and 80,000 shares issuable under warrant agreements.

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

Item 7. Financial Statements

         See index to consolidated financial statements beginning on page F-1 hereof.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

Item 8A. Controls and Procedures

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to that which is required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

Item 8B.  Other Information

         None.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         Set forth below is certain information concerning each of our directors and executive officers as of March 7, 2005.

                                                                                              With the
         Name                    Age                        Position                       Company Since
         ----                    ---                        --------                       -------------

Jeffrey M. Soinski               43     President, Chief Executive Officer and Director         2001

Guy J. Jordan, Ph.D.(1)(2)(3)    56     Chairman of the Board                                   2001

Donald D. Solomon, Ph.D.         54     Vice President, Chief Operating Officer, Chief          2000
                                        Technical Officer and Director

Paul S. Evans                    42     Vice President, Business Development, General           2000
                                        Counsel and Secretary

Keith L. Merrell                 59     Controller, Acting Chief Financial Officer and          2000
                                        Treasurer

David W. Jahns (2)               39     Director, Chairman of Compensation Committee            2001

Stuart A. Randle (1) (3)         45     Director, Chairman of Nominating Committee              2001

Stephen I. Shapiro (2)           60     Director                                                2001

Robert R. Walker (1) (3)         74     Director, Chairman of Audit Committee                   1994
---------------

(1) Member of Audit Committee.
(2) Member of Compensation Committee.
(3) Member of Nominating Committee.

         Jeffrey M. Soinski. Mr. Soinski is our President, Chief Executive Officer and a director. His term as a director expires at the 2005 annual meeting of stockholders. Mr. Soinski brings 22 years of general management, business development and marketing experience to our company, including several years as the President and Chief Executive Officer of ViroTex Corporation ("ViroTex"), a venture-backed pharmaceutical company focused on the development and commercialization of proprietary drug delivery systems. Mr. Soinski was with ViroTex from 1992 through 1999. He merged ViroTex into Atrix Laboratories, Inc. (Nasdaq: ATRX) in 1998, and continued working with Atrix on a transitional basis through 1999. From 2000 through 2001, Mr. Soinski was the Managing Partner and Chief Executive Officer of Mad Dogs & Englishmen, a marketing communications firm with offices in New York and San Francisco. Mr. Soinski has a BA degree from Dartmouth College.

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

         Donald D. Solomon, Ph.D. Dr. Solomon is Chief Operating Officer, Chief Technology Officer, a Vice President and a director. His term as a director expires at the 2007 annual meeting of stockholders. Dr. Solomon joined us in October 2000 and has served as a director since March 2001. He has over 25 years of medical product experience in research, product development, engineering and manufacturing. Prior to joining our Company, Dr. Solomon was the Vice President of Research and Development at Johnson & Johnson Medical - Vascular Access from 1997 to 2000. Prior to that Dr. Solomon spent 14 years at Becton Dickinson ("BD"), and held positions as Worldwide Director of R&D for BD Pharmaceutical Systems Division based in France, and Director of R&D for Biocompatible Polymer Development at the BD Infusion Therapy Division. Dr. Solomon holds 38 patents and is the author of 52 scientific publications. He received Masters and Ph.D. degrees from Case Institute of Technology at Case Western Reserve University.

         Paul S. Evans. Mr. Evans is our Vice President, Business Development, General Counsel and corporate Secretary. He is a registered patent attorney and joined us in June 2000. Mr. Evans manages our intellectual property portfolio and corporate legal matters, and is extensively involved in business development efforts. Mr. Evans brings a wide range of intellectual property and corporate legal experience to us, having previously represented SHPI since 1994 as outside patent counsel with the law firm of Snow, Christensen & Martineau. Prior to earning his law degree, Mr. Evans worked as a Project/Design Engineer for Morton International (now Autoliv). He holds JD, MBA and BS degrees from the University of Utah.

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

         Stuart A. Randle. Mr. Randle serves as one of our directors. His term as a director expires at the 2007 annual meeting of stockholders. Mr. Randle is a highly experienced healthcare executive with over 20 years of operating experience. He is currently Chief Executive Officer of GI Dynamics, a medical device company focused on the treatment of obesity. From 1998 to 2001, Mr. Randle was the President and CEO of ACT Medical, Inc., a leading company providing outsourcing services to the medical device, biotech and diagnostic industries. He merged ACT Medical, Inc. with MedSource Technologies in 2001. From 1996 through 1998, Mr. Randle was President, Northeast Region, for Allegiance Corporation, a $5 billion medical products distribution and manufacturing company. He is also the past President, New England Region, for Baxter Healthcare Corporation. Mr. Randle has an MBA degree from the J. L. Kellogg Graduate School of Management at Northwestern University and a BS degree from Cornell University.

         Stephen I. Shapiro. Mr. Shapiro serves as one of our directors. His term as a director expires at the 2005 annual meeting of stockholders. Mr. Shapiro has over 30 years of relevant medical device and equipment industry experience, with special expertise in a wide variety of healthcare markets, particularly high-volume sterile disposables, critical care instruments, and cardiovascular devices. Mr. Shapiro began his career at Union Carbide Clinical Diagnostics and Becton Dickinson, where he was Director of Advanced R&D and New Business Development. In 1982, he joined The Wilkerson Group, a leading management consultancy to pharmaceutical, medical device, and diagnostic companies. Mr. Shapiro was Managing Director and a principal of The Wilkerson Group at the time of its acquisition by IBM in 1996. In 1999, Mr. Shapiro left The Wilkerson Group (now IBM Healthcare Consulting) to focus on sourcing and evaluating investments for two premier healthcare venture capital firms, including Galen Partners. He currently serves on the board of Novoste Corporation and Closure Medical Corporation. Mr. Shapiro has a BS degree from the Massachusetts Institute of Technology and an MS degree in biomedical engineering from the University of California, Berkley.

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

         The Company has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and other senior financial officers. Our Code of Ethics is posted on the Company's Web site, which is located at www.shpi.com.

Board Committees

         We have a standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, a Compensation Committee and a Nominating Committee.

         The Audit Committee

         The Company's Audit Committee held four meetings during 2004. The function of the Audit Committee as detailed in the Audit Committee Charter (as amended November 2004) is to provide assistance to the Board in fulfilling their responsibility to the stockholders, potential stockholders, and investment community relating to corporate accounting, reporting practices of the Company and the quality and integrity of the financial reports of the Company. In so doing, it is the responsibility of the Audit Committee to maintain free and open means of communication between the directors, the independent auditors and Company management. The Company believes that the members of the Audit Committee are independent as defined by Rule 4200(a) of NASD's listing standards. The members of the Audit Committee are Guy J. Jordan, Stuart A. Randle and Robert R. Walker. Mr. Walker, Chairman of our Audit Committee, serves as our financial expert on that committee.

         The Compensation Committee

         The Company's Compensation Committee held four meetings during 2004. The Compensation Committee administers the Company's stock option and stock grant plans, establishes a general compensation policy for the Company and, except as prohibited by applicable law, may take any and all actions that the Board could take relating to the compensation of employees, directors and other parties. The members of the Compensation Committee are David W. Jahns, Guy J. Jordan, and Stephen I. Shapiro. David W. Jahns is Chairman of our Compensation Committee.

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

         The Nominating Committee held two meetings during 2004, during which it recommended the nomination of Messrs. Randle and Solomon for reelection to the Board. The function of the Nominating Committee, as detailed in the Nominating Committee's Charter, is to recommend to the Board the slate of director nominees for election to the Board and to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings. It is the policy of the Nominating Committee to consider candidates recommended by security holders, directors, officers and other sources, including, but not limited to, third-party search firms. Security holders of the Company may submit recommendations for candidates for the Board. All recommendations shall be submitted to Paul Evans at SHPI, Inc, 585 West 500 South, Bountiful, Utah 84010 (telephone: 801-298-3360, email: pevans@shpi.com). Such submissions should include the name, contact information, a brief description of the candidate's business experience and such other information as the person submitting the recommendation believes is relevant to the evaluation of the candidate. Paul Evans will then pass all such recommendations on to the Nominating Committee for consideration. For candidates to be considered for election at the next annual meeting stockholders, the recommendation must be received by the Company no later than 120 calendar days prior to the date that the Company's proxy statement is released to security holders in connection with such meeting.

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

         Based solely on our review of forms furnished to us and representations from reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during 2004.

Item 10. Executive Compensation

         Incorporated by reference to the Company's definitive proxy statement, which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 7, 2005, for: (i) each person who is known by us to beneficially own more than five percent of our common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all directors and executive officers as a group. On March 7, 2005 the Company had 44,457,995 shares of Common Stock outstanding.

                                      Shares
       Name and Address            Beneficially            Percentage of
    of Beneficial Owner(1)           Owned(2)                Total(2)                    Position
    ----------------------         ------------            -------------                 --------
Jeffrey M. Soinski (3)               1,487,652                  3.3            President, CEO and Director

Guy J. Jordan, Ph.D. (4)               235,294                    *            Chairman of the Board


Donald D. Solomon, Ph.D. (5)           569,688                  1.3            Vice President, COO, CTO and
                                                                                Director

Paul S. Evans (6)                      405,116                    *            Vice President, Business
                                                                                Development, General
                                                                                Counsel, and Secretary

Keith L. Merrell (7)                   183,426                    *            Controller, Acting CFO and
                                                                                Treasurer

David W. Jahns (8)                  15,435,236                 34.7            Director

Stuart A. Randle (9)                   117,647                    *            Director

Stephen I. Shapiro (10)                124,326                    *            Director

Robert R. Walker (11)                  206,529                    *            Director

Executive Officers and
  Directors as a Group
  (9 persons)                       18,764,914                 42.2

* Less than 1%.
--------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the company.
(2) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(3) Includes 17,064 shares of common stock purchased through our 401(k) plan and 1,470,588 shares of common stock that are currently unvested and non-transferable.
(4) Includes 235,294 shares of common stock that are currently unvested and non-transferable.

(5) Includes 75,666 shares of common stock, 82,238 shares of common stock purchased through our 401(k) plan and 411,764 shares of common stock that are currently unvested and non-transferable.
(6) Includes 61,000 shares of common stock, 49,999 shares of common stock purchased through our 401(k) plan and 294,117 shares of common stock that are currently unvested and non-transferable.
(7) Includes 36,000 shares of common stock, 41,544 shares of common stock purchased through our 401(k) plan and 105,882 shares of common stock that are currently unvested and non-transferable.
(8) Includes 58,823 shares of common stock that are currently unvested and non-transferable. Also includes 13,937,735 shares of common stock held of record by Galen Partners III, L.P., 1,261,605 shares of common stock held of record by Galen Partners International III, L.P., and 57,073 shares of common stock held of record by Galen Employee Fund III, L.P. Information regarding Galen Partners III, L.P. and its affiliates is derived from the Form 4 filed by Galen Partners III, L.P. with the Securities and Exchange Commission Also includes warrants to purchase 120,000 shares of common stock. William R. Grant, Bruce F. Wesson, L. John Wilkerson, David W. Jahns, Srini Conjeevaram, and Zubeen Shroff are all natural persons and are the members of Claudius, L.L.C., a Delaware limited liability company, the general partner of Galen Partners III, L.P. and Galen Partners International III, L.P. Bruce F. Wesson is the President of Wesson Enterprises, Inc., a Delaware corporation, which is the general partner of Galen Employee Fund III, L.P. David Jahns is a member of Claudius, L.L.C., a Delaware limited liability company, and a general partner of Galen Partners III, L.P. and Galen Partners International III, L.P.
(9) Includes 117,647 shares of common stock that are currently unvested and non-transferable.
(10) Includes 65,503 shares of common stock and 58,823 shares of common stock that are currently unvested and non-transferable.
(11) Includes 143,529 shares of common stock that are currently unvested and non-transferable and 63,000 shares of common stock that Mr. Walker is deemed to beneficially own through a trust.

Securities Issued through Private Placement

     On August 30, 2004, the Company completed a private placement of 1,250,000 shares of restricted common stock to certain accredited and sophisticated investors. Net proceeds of $943,090, after accounting for transaction expenses, were realized from this transaction.

Securities Authorized for Issuance Under Equity Compensation Plans

         The following table sets forth certain information with respect to equity securities of the Company that are authorized for issuance as of the year ended December 31, 2004.

                                          Equity Compensation Plan Information

                              Number of securities to       Weighted average
                              be issued upon exercise       exercise price of        Number of securities
                              of outstanding options,     outstanding options,      remaining available for
                              warrants and rights (1)    warrants and rights (1)      future issuance (1)
                              -----------------------    -----------------------      -------------------
Equity compensation plans
   approved by security
   holders                            204,250                     $0.93                    7,375,750
Equity compensation plans
   not approved by
   security holders                      0                                                     0
                             -------------------------- -------------------------- --------------------------
Total                                 204,250                     $0.93                    7,375,750

(1) All of the securities referenced in the table are shares of our common stock. Does not include common stock issuable under the Specialized Health Product International, Inc. 2004 Employee Stock Purchase Plan, which was adopted in January 2004 or the Specialized Health products International, Inc. 2004 Stock Incentive Plan that was approved at the special meeting of stockholders on October 19, 2004.

Item 12. Certain Relationships and Related Transactions

         On March 22, 2004, we entered into an agreement with Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P. (collectively, "Galen Partners") whereby Galen Partners agreed to purchase a convertible promissory note ("Note") in the aggregate principal amount of $1,000,000 upon our request made at any time between March 31, 2004 and March 31, 2005. As consideration for entering into this purchase agreement, Galen Partners received a warrant that provides them the right, but not the obligation, to purchase 80,000 shares of our common stock at an exercise price of $0.02 per share. The warrant shall expire and be no longer exercisable after 5:00 p.m., Eastern Time, on March 22, 2007. Further, we paid $9,991 in legal fees related to this transaction. The Note has a term of three years and bears interest at the rate of 12% per annum, with accrued interest to be paid July 1 and January 1 of each year the Note remains outstanding. The entire outstanding principal amount due on the Note may, at Galen Partner's option, be converted into fully paid and nonassessable shares of our common stock. The conversion price will be 110% of the average closing share price for our common stock as reported on NASDAQ or the OTC Bulletin Board for the twenty (20) consecutive trading days prior to the date of the issuance of the Note.

         On March 7 2005, Galen Partners agreed to a six-month extension of the promissory note agreement through September 30, 2005 in exchange for the issuance of warrants to purchase 40,000 shares of the our common stock at an exercise price of $.02 per share. At our sole option, we may extend the agreement for an additional six-month period through March 31, 2006 for the issuance of warrants to purchase an additional 40,000 shares of our common stock at an exercise price of $.02 per share. All other terms and conditions of the original agreement remain unchanged in the subsequent agreement.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

         Listed on page 42 hereof.

Item 14. Principal Accountant Fees and Services

Audit Fees

         The aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and 2003 were $101,725 and $76,855, respectively.

Audit Related Fees

         The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2003 and 2002 were $0 and $0, respectively.

Tax Fees

         The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003 were $10,000 and $9,500, respectively.

All Other Fees

         The aggregate fees billed for products and services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003 were $9,260 and $0, respectively.

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

                                                  Specialized Health Products
                                                  International, Inc.
                                                  (Registrant)


Date: March 7, 2005                               By  /s/ Jeffrey M. Soinski
                                                  ------------------------------
                                                  Jeffrey M. Soinski
                                                  President, Chief Executive
                                                  Officer and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                           Title                     Date
      ---------                           -----                     ----

/s/ Jeffrey M. Soinski           President, Chief Executive       March 7, 2005
-----------------------------    Officer and Director (Principal
Jeffrey M. Soinski               Executive Officer)


/s/ Keith L. Merrell             Controller, Acting Chief         March 7, 2005
-----------------------------    Financial Officer and Treasurer
Keith L. Merrell                 (Principal Financial and
                                 Accounting Officer)


/s/ Guy J. Jordan, Ph.D.         Chairman of the Board            March 7, 2005
-----------------------------
Guy J. Jordan, Ph.D.


/s/ Donald D. Solomon, Ph.D.     Director, Vice President,        March 7, 2005
-----------------------------    COO and CTO
Donald D. Solomon, Ph.D.


/s/ David W. Jahns               Director                         March 7, 2005
-----------------------------
David W. Jahns


/s/ Stuart A. Randle             Director                         March 7, 2005
-----------------------------
Stuart A. Randle


/s/ Stephen I. Shapiro           Director                         March 7, 2005
-----------------------------
Stephen I. Shapiro


/s/ Robert R. Walker             Director                         March 7, 2005
-----------------------------
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

10.5 License Agreement by and among Merit Medical Systems, Inc. and Safety Syringe Corporation (Incorporated by reference to
                  Exhibit 10.7 of the Company's Form 10-KSB, dated December 31,
                  2000).

10.6 Specialized Health Products International, Inc. 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB, dated June 30,
                  2000).

10.7 Specialized Health Products International, Inc. 2001 Stock Option Plan (Incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB, dated September 30,
                  2001).

10.8 Series A Stock Purchase Agreement, dated October 5, 2001, by and between the Company and the investors identified therein (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated November 7, 2001).

10.9 Investors' Rights Agreement, dated October 5, 2001, by and between the Company and the investors identified therein (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, dated November 7, 2001).

10.10 Distribution Agreement, dated September 17, 2001, by and between the Company and Bard Access Systems, Inc. (Incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 8-K, dated November 7, 2001).

EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
-----------                           ----------------------

10.11 Second Development and License Agreement, effective date of April 12, 2002, by and among Safety Syringe Corporation, a wholly owned subsidiary of the Company and Tyco Healthcare Group LP. (Incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-QSB, dated June 30,
                  2001).

10.12 Development and License Agreement, effective as of January 1, 2002, by and among Safety Syringe Corporation and TAP Pharmaceutical Products, Inc. (Incorporated by reference to
                  Exhibit 10.14 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2001).

10.13 OEM Supply and Distribution Agreement, effective as of May 21, 2003, by and between Specialized Health Products, Inc., a wholly owned subsidiary of the Company and ExelInt International, Company. (Incorporated by reference to Exhibit
                  10.16 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2002).

10.14 License Agreement, effective August 8, 2003, by and between Specialized Health Products, Inc. and Becton, Dickinson and Company. (Incorporated by reference to Exhibit 10.17 of the Company's Quarterly Report on Form 10-QSB, dated June 30,
                  2002).

10.15 Specialized Health Products International, Inc. 2004 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit
                  10.18 of the Company's Annual Report on Form 10-KSB, dated December 31, 2003).

10.16 Purchase Agreement, dated March 22, 2004, by and between Specialized Health Products International, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (Incorporated by reference to
                  Exhibit 10.19 of the Company's Annual Report on Form 10-KSB, dated December 31, 2003).

10.17 Amendment No. 1 to Investors' Rights Agreement, effective date of March 22, 2004, by and between the Company and the Initiating Holders as identified on the signature page. (Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-KSB, dated December 31, 2003).

10.18 Development and OEM Supply/Distribution Agreement, effective as of June 15, 2004, by and between Specialized Health Products International, Inc. and Tyco Healthcare Group LP. (Incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2004).

10.19 Specialized Health products International, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-8 filed September 27, 2004 (File 333-119306)).

10.20 Purchase Agreement, dated March 7, 2005, by and between Specialized Health Products International, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P.

21.1              Schedule of subsidiaries (Incorporated by reference to Exhibit
                  21.1 of the Company's Form 10-KSB, dated December 31, 2000).

23.1              Consent of Independent Registered Public Accounting Firm

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

32.1              Certification of Jeffrey M. Soinski pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2              Certification of Keith L. Merrell pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                     Page
                                                                     ----


Report of Independent Registered Public Accounting Firm              F - 2


Consolidated Balance Sheet as of December 31, 2004                   F - 3

Consolidated Statements of Operations for the Years Ended
  December 31, 2004 and 2003                                         F - 5

Consolidated Statement of Stockholders' Equity
  for the Years Ended December 31, 2004 and 2003                     F - 6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2004 and 2003                                         F - 7

Notes to Consolidated Financial Statements                           F - 8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Specialized Health Products International, Inc.:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Specialized Health Products International, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
March 8, 2005

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET


                                                                                           December 31,
                                                                                               2004
                                                                                         ---------------
      Assets
      Current assets:
         Cash and cash equivalents                                                       $     1,571,926
         Accounts receivable                                                                   1,228,647
         Inventory                                                                               286,577
         Prepaid expenses and other                                                              146,924
                                                                                         ---------------
             Total current assets                                                              3,234,074
                                                                                         ---------------
      Property and equipment, net:
         Research and development machinery and equipment                                        363,464
         Office furniture and fixtures                                                           158,085
         Computer equipment and software                                                         204,075
         Leasehold improvements                                                                  139,350
         Molds                                                                                   201,090
         Manufacturing equipment                                                                  75,440
         Construction in process                                                                 207,795
                                                                                         ---------------
                                                                                               1,349,299
         Less accumulated depreciation and amortization                                         (901,392)
                                                                                         ---------------
             Total property and equipment, net                                                   447,907
                                                                                         ---------------
      Intangible assets, net                                                                    261,115
                                                                                         ---------------
      Other assets                                                                              114,633
                                                                                         ---------------
                                                                                         $     4,057,729
                                                                                         ===============





                           See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET (Continued)


                                                                                           December 31,
                                                                                               2004
                                                                                         ---------------
      Liabilities and Stockholders' Equity
      Current liabilities:
         Accounts payable                                                                $       295,598
         Accrued liabilities                                                                     422,680
         Accrual for patent litigation expenses                                                  791,365
         Deferred revenue                                                                        293,841
                                                                                         ---------------
             Total current liabilities                                                         1,803,484
                                                                                                  77,500
      Deferred revenue, net of current portion
      Deferred rent                                                                               10,797
                                                                                         ---------------
             Total liabilities                                                                 1,891,781
                                                                                         ---------------
      Commitments and contingencies (Note 4)

      Stockholders' equity:
         Series A preferred stock, $.001 par value; 30,000,000 shares authorized, no                   -
           shares issued and outstanding at December 31, 2004
         Common stock, $.02 par value; 70,000,000 shares authorized, 44,457,995
           shares issued and outstanding at December 31, 2004                                    889,160
         Additional paid-in capital                                                           42,007,866
         Deferred compensation                                                                (3,578,366)
         Accumulated deficit                                                                 (37,152,712)
                                                                                         ---------------
             Total stockholders' equity                                                        2,165,948
                                                                                         ---------------
             Total liabilities and stockholders' equity                                  $     4,057,729
                                                                                         ===============


                           See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Years ended December 31
                                                                                  2004                   2003
                                                                            -----------------    -----------------
Revenues:
    Product sales and royalties                                             $       4,361,052    $       2,768,570
    Technology fees and licensing revenues                                            895,624              778,124
    Development fees and related services                                             508,602               59,880
                                                                            -----------------    -----------------
                                                                                    5,765,278            3,606,574
 Cost of revenues                                                                   1,082,131              582,575
                                                                            -----------------    -----------------

       Gross profit                                                                 4,683,147            3,023,999
                                                                            -----------------    -----------------

Operating expenses:
   Research and development (2004 total excludes
     amortization of deferred compensation of
     $82,772)                                                                       2,437,880            2,595,022
   Sales and marketing (2004 total excludes
     amortization of deferred compensation of
     $11,895)                                                                       1,007,338            1,203,310
   General and administrative (2004 total excludes
     amortization of deferred compensation of
     $161,788)                                                                      1,334,639            1,139,699
   Amortization of deferred compensation                                              256,455                    -
   Patent litigation expense                                                                -            1,300,000
                                                                            -----------------    -----------------
       Total operating expenses                                                     5,036,312            6,238,031
                                                                            -----------------    -----------------
Loss from operations                                                                 (353,165)          (3,214,032)
                                                                            -----------------    -----------------
Other income (expense):
   Interest income                                                                     30,040               93,158
   Other income (expense)                                                             (20,514)               1,752
                                                                            -----------------    -----------------
       Other income (expense)                                                           9,526               94,910
                                                                            -----------------    -----------------

Net loss                                                                    $        (343,639)   $      (3,119,122)
                                                                            =================    =================

Basic and diluted net loss per common share                                 $            (.01)   $            (.17)
                                                                            =================    =================

Basic and diluted weighted average number of common
  shares outstanding                                                               36,970,882           17,831,479
                                                                            =================    =================


                           See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                       Series A
                                    Preferred Stock            Common Stock        Additional    Deferred
                                ------------------------------------------------    Paid-in       Compen-     Accumulated
                                  Shares       Amount       Shares       Amount     Capital       sation        Deficit
                                ----------    ---------   ----------   ---------  -----------   -----------   ------------
BALANCE as of
  December 31, 2002             21,861,369    $  21,861   17,921,479   $ 358,430  $37,500,757     $       -   $(33,689,951)

Cancellation of shares                   -            -      (90,000)     (1,800)       1,800             -              -

Net loss                                 -            -            -           -            -             -     (3,119,122)
                                ----------    ---------   ----------   ---------  -----------   -----------   ------------
BALANCE as of
  December 31, 2003             21,861,369       21,861   17,831,479     356,630   37,502,557             -    (36,809,073)

Conversion of Series A
   Preferred stock to common
   stock                       (21,861,369)     (21,861)  21,861,369     437,227     (415,366)            -              -
Compensation expense for
   extension of 46,250 stock
   options                               -            -            -           -        9,300        (9,300)             -

Deferred finance cost for
   issuance of 80,000 warrants           -            -            -           -       98,561             -              -

Common stock issued through
   private placement, net of
   offering costs                        -            -    1,250,000      25,000      918,090             -              -

Common stock issued in
   exchange for stock options            -            -    3,375,397      67,508    3,758,014    (3,825,521)             -

Common stock purchased by
   SHPI 401(k) Plan                      -            -      139,750       2,795      136,710             -              -

Amortization of deferred
   compensation expense                  -            -            -           -            -       256,455              -

Net loss                                 -            -            -           -            -             -       (343,639)
                                ----------    ---------   ----------   ---------  -----------   -----------   ------------
BALANCE as of
  December 31, 2004                      -    $       -   44,457,995   $ 889,160  $42,007,866   $(3,578,366)  $(37,152,712)
                                ==========    =========   ==========   =========  ===========   ===========   ============



                           See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                             Years Ended December 31,
                                                                              2004              2003
                                                                         -------------     -------------
Cash flows from operating activities:
    Net loss                                                             $    (343,639)    $  (3,119,122)
                                                                         -------------     -------------
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                           86,714           135,342
        Amortization of deferred compensation                                  256,455              -
        Amortization of deferred finance cost                                   10,928              -
        Changes in operating assets and liabilities:
           Accounts receivable                                                (501,032)         (484,680)
           Inventory                                                           (87,533)          194,844
           Prepaid expenses and other                                           20,803           125,289
           Accounts payable                                                     66,476            28,448
           Accrued liabilities                                                 103,861             3,522
           Accrual for patent litigation expenses                             (500,000)        1,291,365
           Deferred revenue                                                   (795,624)       (1,019,026)
           Deferred rent                                                        (1,132)           (1,867)
                                                                         -------------     -------------
              Net cash used in operating activities                         (1,683,723)       (2,845,885)
                                                                         -------------     -------------
Cash flows from investing activities:
    Purchase of intangible assets                                              (44,819)          (95,865)
    Purchase of property and equipment                                        (187,753)         (160,204)
                                                                         -------------     -------------
              Net cash used in investing activities                           (232,572)         (256,069)
                                                                         -------------     -------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of offering costs             1,082,595                 -
                                                                         -------------     -------------
              Net cash provided by financing activities                      1,082,595                 -
                                                                         -------------     -------------
Net decrease in cash and cash equivalents                                     (833,700)       (3,101,954)
Cash and cash equivalents at beginning of year                               2,405,626         5,507,580
                                                                         -------------     -------------
Cash and cash equivalents at end of year                                 $   1,571,926     $   2,405,626
                                                                         =============     =============

                     See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) HISTORY AND NATURE OF OPERATIONS


Specialized Health Products, Inc. ("SHP"), a Utah corporation, was incorporated in November 1993. On July 28, 1995, SHP became a wholly owned subsidiary of SHPI, a Delaware corporation, through a merger with a subsidiary of SHPI (the "Acquisition"). On that date SHP changed its name to "Specialized Health Products International, Inc." ("SHPI" or the "Company"). The persons serving as officers and directors of SHP immediately prior to the consummation of the Acquisition were elected to the same offices with SHPI and retained their positions as directors and officers of SHP. In addition, the outstanding securities of SHP became outstanding securities of SHPI.

SHPI designs, develops, manufactures, and licenses safety healthcare products that minimize the risk of accidental needle sticks. The Company has developed multiple products based upon two patented technology platforms, FlexLoc(R) and SecureLoc(TM). These technologies apply to the following: syringe, pre-filled syringe, IV catheter, guidewire introducer, PICC introducer, blood collection, epidural, spinal, Huber, biopsy, and other specialty needles. The Company operates in one business segment.

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

The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new safety needle products and the level of sales of current products. As of December 31, 2004, the Company had accounts payable and accrued liabilities totaling $718,278. The Company also had the current portion of accrued litigation expenses of $791,365 and deferred revenue of $293,841, neither of which will require the use of cash. At December 31, 2004, the Company had cash and cash equivalents of $1,571,926.

The Company believes existing cash, along with cash generated from the sale of products, development fees and royalties and $1,000,000 of committed funding from Galen Partners (Note 6) will provide sufficient cash for the Company to execute its business plan in 2005.

(2) SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of SHPI and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Concentrations of Risk

The Company's distribution and license agreements are primarily with partners operating in the United States. At December 31, 2004, one partner accounted for approximately 46% of the accounts receivable balance. For the years ended December 31, 2004 and 2003, two partners accounted for approximately 55% of total revenues each year.

The Company is currently utilizing a single contract manufacturer headquartered in Vista, California, with FDA and ISO compliant assembly facilities in Tijuana, Mexico to produce its LiftLoc(R) Safety Infusion Set. The Company believes that other contract manufacturers could provide similar services on comparable terms. A change in contract manufacturers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

Cash and Cash Equivalents

The Company considers all certificates of deposit with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents are deposited with financial institutions located in Salt Lake City, UT and at times may exceed insured depository limits.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined using the first-in first-out ("FIFO") basis. At December 31, 2004, inventory is comprised of the following:

                                                  December 31, 2004
                                                  -----------------
         Raw materials                               $  182,202
         Work in process                                  4,045
         Finished goods                                 112,330
         Less: Allowance for obsolescence and
           shrinkage                                    (12,000)
                                                     ----------
         Total                                       $  286,577
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

Long-Lived Assets

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its long-lived assets may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. No such impairments were recorded during the years ended December 31, 2004 and 2003.

Other Assets

Other assets consist of a building security lease deposit for the Company's headquarters building.

Intangible Assets

Intangible assets consist of outside legal patent costs that have been capitalized and are being amortized using the straight-line method over 17 years. Accumulated amortization at December 31, 2004 was $19,289. The following summarizes estimated amortization expense that will be recorded over the next five years:

            Year Ending December 31        Amortization Expense
            -----------------------        --------------------
                     2005                         $  20,000
                     2006                            20,000
                     2007                            20,000
                     2008                            20,000
                     2009                            20,000
                                                 ----------
                                                 $  100,000
                                                 ==========

Stock Options

The Company recorded compensation expense of $256,455 during 2004. Of this amount $247,155 relates to charges for restricted stock and $9,300 is the charge resulting from the extension of certain option agreements. As of December 31, 2004, approximately $3,578,000 remains to be amortized over the remaining vesting periods of the restricted stock. The Company accounts for stock options granted using Accounting Principles Board APB Opinion No. 25. Accordingly, no compensation cost has been recognized for its fixed stock option plans, with the exception noted above. Had compensation cost for the Company's stock-based compensation plans (See Note 5) been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, as amended by SFAS No. 148, the Company's net loss and net loss per common share would have changed to the pro forma amounts indicated below:

                                                     Years Ended December 31,
                                                     2004              2003
                                                ------------      ------------
Net loss, as reported                           $   (332,711)     $ (3,119,122)
Add: Stock compensation expense
  included in reported net income                    256,455                 -
Less: Stock compensation cost
  determined under fair value based
  method for all awards                           (1,034,259)       (1,199,150)
                                                ------------      ------------

Pro forma net loss                              $ (1,110,515)     $ (4,318,272)
                                                ============      ============

Basic and diluted net loss per   As reported    $       (.01)     $       (.17)
   common share:                 Pro forma              (.03)             (.24)

Revenue Recognition

Pursuant to Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", the Company recognizes license revenue when the following criteria has been met:
(a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price is fixed or determinable, and (d) collectibility is reasonably assured.

The Company received no upfront fees in 2004 and received upfront fees totaling $1,080,000 in payments related to the Tyco Healthcare agreements in 2003. These upfront payments are being recognized ratably over the life of the respective agreements.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company's financial condition or results of operations.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends APB Opinion 29 to eliminate the similar productive asset exception and establishes that exchanges of productive assets should be accounted for at fair value, rather than at carryover basis unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits, (2) the transaction is an exchange transaction to facilitate sales to customers, or
(3) the transaction lacks commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's financial condition or results of operations.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. As the Company qualifies as a small business issuer, the provisions of SFAS 123R become effective as of the beginning of the first interim reporting period that begins after December 15, 2005. We are currently evaluating the effect the adoption of SFAS 123R will have on the Company's financial condition and results of operations.

Basic and Diluted Net Loss Per Common Share

As a result of the Company incurring net losses for the years ended December 31, 2004 and 2003, the basic and diluted net loss per common share for these years are based on the weighted average number of common shares outstanding. Outstanding stock options and warrants prior to conversion are not included in the calculation of diluted earnings per share for 2004 and 2003 because their inclusion would be antidilutive, thereby reducing the net loss per common share. Options and warrants to purchase 204,250 and 7,185,690 shares of common stock at exercise prices ranging from $0.02 to $2.00 per share were outstanding at December 31, 2004 and 2003, respectively.

At December 31, 2004 there were no shares of Series A Preferred Stock outstanding. At December 31, 2003, there were 21,861,369 shares of Series A Preferred Stock outstanding, which were converted into common stock on a one-for-one basis during 2004. Such shares were not included in the computation of diluted earnings per share for 2003 because their inclusion would be antidilutive.

(3) DISTRIBUTION AND LICENSE AGREEMENTS

License Agreements

         Kendall

         In November 1999, the Company entered into a Development and License Agreement with The Kendall Company, a division of Tyco Healthcare Group LP, relating to the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective in March 2000. In April 2000, the Company received $1,464,956 under the Kendall Agreement. The Company received an additional $1,000,000 in November 2002 in exchange for assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related U.S. patents and their progeny for a technology. Both of these payments are being recognized ratably over the estimated five year life of the Kendall Agreement. The assignment of the patent rights to Kendall provides for the Company's retention of an exclusive, royalty-free license in a number of strategic product areas. The Kendall Agreement also provides for the Company to receive development fees and ongoing royalties, including a $500,000 advance royalty payment that was also received in November 2002. This $500,000 payment is being recognized ratably over the same five-year period as the initial upfront payment.

         In April 2002, the Company entered into a Second Development and License Agreement with Kendall relating to blood collection needles and blood collection needle/holder combinations. Under the terms of the agreement, the Company receives reimbursement for research and development expenses, payments related to the achievement of certain regulatory and sales milestones, and on-going royalty payments on all product sales.

         Merit Medical

         In January 2001, the Company entered into a License Agreement with Merit Medical Systems, Inc. relating to the manufacture and marketing of safety needle devices for angiographic guidewire introducers. An upfront license fee payment of $100,000 was received in January 2001, which is being recognized ratably over the estimated five-year life of the Merit Agreement. Under the terms of the Merit Agreement, the Company receives ongoing royalties on net product sales, and began receiving minimum royalty payments in 2002.

         TAP Pharmaceutical Products

         In July 2002, the Company entered into a Development and License Agreement with TAP Pharmaceutical Products Inc. whereby TAP acquired the right to attach the Company's proprietary safety needle device to TAP's pre-filled syringes. The TAP Agreement has an effective date of January 1, 2002. Under the TAP Agreement, the Company receives reimbursement for research and development expenses, payments related to the achievement of certain development and regulatory milestones, and on-going royalty payments based upon the number of pre-filled syringes manufactured with the Company's proprietary safety needle device. The TAP Agreement is for a minimum period of three years.

         Becton, Dickinson and Company

         In August 2003, the Company entered into a License Agreement with Becton, Dickinson and Company relating to the manufacture and marketing of safety needle devices for spinal and epidural needles and certain other specialty needles sold by BD. Under the terms of the agreement, the Company receives reimbursement for certain research and development expenses, payments related to the achievement of certain regulatory and commercialization milestones, and on-going royalty payments on all product sales.

Distribution Agreements

         Bard Access Systems

         In September 2001, the Company entered into a Distribution Agreement with Bard Access Systems, Inc. whereby Bard acquired the non-exclusive right to promote, market, distribute and sell LiftLoc(R) Safety Infusion Set, which the Company manufactures, to hospitals and group purchasing organizations. The Bard Agreement excludes alternate site locations. Under the terms of the agreement, the Company sells finished product to Bard for marketing under Bard's private label. The Bard Agreement is for a two-year period from the initial date of product launch, and automatically renews for successive one-year terms unless terminated by either party in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

         Physician Sales & Service

         In July 2002, the Company entered into a Distribution Agreement with Physician Sales and Service, Inc. whereby PSS acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, PSS purchases SHPI branded product for resale to PSS's end-user customers. The PSS Agreement is for a one-year period, which automatically renews for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

         Medline Industries

         In August 2002, the Company entered into a Distribution Agreement with Medline Industries, Inc. whereby Medline acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, Medline purchases SHPI branded product for resale to Medline's end-user customers. The Medline Agreement is for a one-year period, which automatically renews for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

         Cardinal Health

         In August 2002, the Company entered into a Distribution Agreement with Cardinal Health, formerly named Allegiance Healthcare Corporation, whereby Cardinal acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, Cardinal purchases SHPI branded product for resale to Cardinal's end-user customers. The Cardinal Agreement shall continue until 90 days after written notice of termination is received by either party.

         ExelInt International

         In May 2003, the Company entered into a Distribution Agreement with ExelInt International, Company whereby Exel acquired the non-exclusive right to promote, market, distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, the Company sells finished product to Exel for marketing under Exel's SecureTouch(R) private label. Exel is subject to minimum purchase requirements. The Exel Agreement is for a five-year period and automatically renews for successive five-year terms unless terminated by either party in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

         Other LiftLoc(R) Distribution Agreements

         During 2003, the Company entered into Distribution Agreements with Medical Specialties Distributors, Inc., Briggs Corporation, Omni Medical Supply, Inc., Wolf Medical Supply, Inc. and Henry Schein, Inc., whereby each company acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of these agreements, each company purchases SHPI branded product for resale to their end-user customers. Each of the agreements is for a one-year term and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

         In December 2003, the Company entered into a Distribution Agreement with Biometrix Ltd. whereby Biometrix acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set in Israel. Under the terms of the agreement, Biometrix purchases SHPI branded product for resale to their end-user customers. The agreement is for a three-year term and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

         In February 2004, the Company entered into a Distribution Agreement with Medical Mart Supplies Ltd. whereby Medical Mart acquired the right to distribute and sell SHPI branded LiftLoc(R) Safety Infusion Set in Canada. Under the terms of the agreement, Medical Mart purchases SHPI branded product for resale to their end-user customers. The agreement runs through December 2005 and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 90 days prior to the expiration of the initial term or any renewal term.

         Tyco Healthcare

         In June 2004, the Company entered into a worldwide Development and OEM Supply/Distribution agreement with Tyco Healthcare for the marketing and sale of safety bone marrow biopsy needles. Under the terms of the agreement, Tyco Healthcare will purchase safety and conventional bone marrow biopsy needles from the Company, as well as make reimbursement for certain research and development expenses related to product commercialization.

(4) COMMITMENTS AND CONTINGENCIES

Lease Obligations

         The Company leases office space under a non-cancelable operating lease, which is effective through May 31, 2006. The following summarizes future minimum lease payments under the operating lease at December 31, 2004:

                                                   Minimum
               Year Ending December 31          Lease Payments
               -----------------------          --------------

                       2005                    $        260,397
                       2006                             107,499
                                               ----------------
                                               $        367,896
                                               ================

         Rental expense for the years ended December 31, 2004, and 2003 totaled approximately $253,908 and $244,800, respectively.

Employment and Indemnity Agreements

         The Company has entered into employment agreements with four members of senior management. While each differs as to salary, bonus and stock options, each of the agreements provides for health and life insurance coverage, vacation, and severance benefits if the officers are terminated for reasons other than disability, death, or for cause.

         In January 2003, the Compensation Committee approved a 2003 Executive Officer Bonus Plan. In February 2004, the Compensation Committee approved a 2004 Executive Officer Bonus Plan. Under both plans, executive officers eligible for bonuses included the Company's President and CEO, Chief Operating Officer, and Vice President, General Counsel and Business Development. Plan participants were eligible to earn 20% of their annual salary based upon 100% achievement of certain financial goals outlined in the approved budget plan. The maximum base bonus that could be paid under each plan was $124,200 in 2003 and $126,750 in 2004. In January 2004, the board of directors approved total payments of $105,729 under the 2003 Plan. In February 2005, the board of directors approved total payments of $120,015 under the 2004 Plan. In connection with these plans, the Company also adopted an Employee Bonus Plan for employees other than the Named Executive Officers to reward specific individual or team achievements. The total approved for this plan was $75,000 in both 2003 and 2004. During 2003 and in February 2004, payments of $61,000 were made against the 2003 Plan. During 2004 and in February 2005, payments of $75,000 were made against the 2004 Plan.

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

         On October 26, 2004, a jury found in favor of BD that Tyco Healthcare's Monoject Magellan(TM) safety products willfully infringed the `544 Patent and awarded damages of $4.4 million. On November 1, 2004, the court entered the judgment in favor of BD. Tyco Healthcare is challenging the jury finding in post-trial motions, and, if necessary, in an appeal. Tyco Healthcare developed the Monoject Magellan(TM) safety products in association with the Company. The Company is not a party to the patent infringement lawsuit.

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

         Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, the Company recorded a liability of approximately $1,300,000 at December 31, 2003, which amount was the Company's estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI through 2005. During the twelve months ended September 30, 2004, Tyco Healthcare withheld fifty percent of royalty payments due, which amounts totaling $500,000 have been offset against the accrual. In the event litigation continues beyond 2005, additional liabilities may accrue. If Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan(TM) safety products in their current form.

(5) STOCK OPTIONS

         Effective November 2001, the Company's Board of Directors and stockholders approved the adoption of the Specialized Health Products International, Inc. 2001 Stock Option plan. The plan permits the Company to grant non-qualified stock options and incentive stock options to acquire common stock. The total number of shares authorized for the plan may be allocated by the board between non-qualified stock options and incentive stock options from time to time, subject to certain requirements of the Internal Revenue Code of 1986, as amended. The option exercise price per share under the plan may not be less than the fair market value (or 110% of such fair market value when the optionee is a 10 percent stockholder) on the date on which the option is granted. A total of 5,000,000 shares are available for issuance under the plan. The options are exercisable for a period not to exceed 10 years (or five years when the optionee is a 10 percent stockholder) from the date of grant. At December 31, 2004, options to acquire an aggregate of 13,000 shares of common stock at exercise prices of $1.19 were outstanding under the 2001 Stock Option plan.

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

         As of December 31, 2004, options to acquire an aggregate of 111,250 shares of common stock at exercise prices ranging from $1.00 to $2.00 were outstanding under the 2000 and 1998 stock option plans.

         A summary of the status of the Company's option plans as of December 31, 2004 and 2003, and changes during the years then ended is presented below:

                                        2004                     2003
                           ---------------------------------------------------------
                                            Wtd. Avg.                     Wtd. Avg.
                                             Exercise                     Exercise
                                Shares        Prices        Shares         Prices
                                ------      ---------       ------        --------

Outstanding at beginning
  of year                      6,685,690   $  1.24       6,547,500       $    1.26
Granted                          100,000      1.35         473,000            1.00
Surrendered                   (5,738,190)     1.21               -
Forfeited                       (923,250)     1.38        (334,810)           1.41
                            ------------              --------------
Outstanding at end
  of year                        124,250      1.52       6,685,690            1.24
                            ============              ==============
Exercisable at end
  of year                        121,644      1.53       3,749,822            1.31
                            ============              ==============
Weighted average fair
  value of options
  granted                   $       1.07                $     0.69
                            ------------              --------------

The following table summarizes information about stock options outstanding at
December 31, 2004:
                                           Options Outstanding                        Options Exercisable
                         -------------------------------------------------- ----------------------------------
                             Number           Wtd. Avg.                           Number
                           Outstanding        Remaining        Wtd. Avg.        Exercisable       Wtd. Avg.
        Range of         as of December      Contractual        Exercise      as of December       Exercise
     Exercise Prices        31, 2004             Life            Price           31, 2004           Price
   -------------------- ------------------ ------------------ ------------- -------------------- -------------
    $     1.00                    5,000         8.08 years    $         1.00           2,394     $         1.00
          1.12                   10,000         5.47                    1.12          10,000               1.12
          1.19                   29,250         3.66                    1.19          29,250               1.19
          1.25                   30,000         1.08                    1.25          30,000               1.25
          2.00                   50,000         0.87                    2.00          50,000               2.00
                        ------------------                                  --------------------
    $1.00 to 2.00               124,250                                              121,644
                        ==================                                  ====================

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004 and 2003: average risk-free interest rate ranging from 3.25% to 3.75% were used for 2004, with a rate range of 4.23% to 4.71% being used for 2003; expected lives of 10 years; expected dividend yields of zero percent in each year; expected volatility of 73 and 81 percent, respectively.

The following summarizes all warrant activity for the Company for the years ended December 31, 2004, and 2003.

                                          2004                            2003
                             ------------------------------- ---------------------------
                                                 Wtd. Avg.                     Wtd. Avg.
                                                 Exercise                      Exercise
                                  Shares          Prices          Shares        Prices
                             --------------- --------------- -------------- ------------
   Outstanding at beg-
     inning of the year             500,000       $  2.00           800,000      $ 1.72
   Granted                           80,000           .02                 -           -
   Forfeited                       (500,000)         2.00          (300,000)       1.25
                             ---------------                 --------------
   Outstanding at end of
     the year                        80,000       $   .02           500,000      $ 2.00
                             ===============                 ==============
   Exercisable at end of
     the year                        80,000                         500,000
                             ===============                 ==============

         On September 15, 2004, The 2004 Stock Incentive Plan ("Stock Plan") was approved by the Board of Directors and became effective on that date, subject to the Stock Plan being approved by the stockholders within six months after that date. The Stock Plan provides that 6,000,000 shares of the Company's authorized but unissued common stock be reserve pursuant to the terms and conditions of the plan. On October 19, 2004, a special meeting of stockholders was held, at which time the stockholders approved the Stock Plan. The Stock Plan will allow the Company, under the direction of the Compensation Committee, to make broad-based grants of restricted stock and stock units, any of which may or may not require the satisfaction of performance objectives, to employees and non-employee directors. Under the Stock Plan, current directors and employees holding stock option grants were given the election of retaining those stock option grants or surrendering them for grants of common stock. This resulted in the surrender of 5,738,190 stock options in exchange for the issuance of 3,375,397 shares of common stock. The stock issuance resulted in a non-cash charge of $3,825,521, which will be expensed ratably over the three year vesting period of the stock grants. The total charge relating to the exchange is $3,825,521, which will be recognized ratably over the three-year vesting period of the grants. The charge to expense for the year ended December 31, 2004 relating to this transaction was $247,155.

(6) CAPITAL TRANSACTIONS

         At December 31, 2004, no shares of Series A Preferred Stock were outstanding, a reduction of 21,861,369 shares as compared to the number of shares of Series A Preferred Stock outstanding at December 31, 2003. The Series A Preferred Stock Purchase Agreement contained an automatic conversion feature whereby the Series A Preferred Stock automatically converted into common stock when the average closing shares price of the Company's common stock, as reported on the OTC Bulletin Board, exceeded $1.374 for at least twenty consecutive trading days. Between January 26 and February 23, 2004, the common stock closed each trading day at $1.39 per share or more. On February 23, 2004, the closing price was $1.48 per share. As a result, all of the Series A Preferred Stock was automatically converted into common stock on a one-for-one basis.

         On March 22, 2004, we entered into an agreement with Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P. (collectively, "Galen Partners") whereby Galen Partners agreed to purchase a convertible promissory note ("Note") in the aggregate principal amount of $1,000,000 upon our request made at any time between March 31, 2004 and March 31, 2005. As of December 31, 2004, Galen Partners owned approximately 34,390 of the Company's common stock. As consideration for entering into this purchase agreement, Galen Partners received a warrant that provides them the right, but not the obligation, to purchase 80,000 shares of our common stock at an exercise price of $0.02 per share. The warrant shall expire and be no longer exercisable after 5:00 p.m., Eastern Time, on March 22, 2007. Further, we paid $9,991 in legal fees related to this transaction. The Note has a term of three years and bears interest at the rate of 12% per annum, with accrued interest to be paid July 1 and January 1 of each year the Note remains outstanding. The entire outstanding principal amount due on the Note may, at Galen Partner's option, be converted into fully paid and nonassessable shares of the Company's common stock. The conversion price will be 110% of the average closing share price for the Company's common stock as reported on NASDAQ or the OTC Bulletin Board for the twenty (20) consecutive trading days prior to the date of the issuance of the Note.

         On March 7, 2005, Galen Partners agreed to a six-month extension of the promissory note agreement through September 30, 2005 in exchange for the issuance of warrants to purchase 40,000 shares of the Company's common stock at an exercise price of $.02 per share. At the sole option of the Company, the agreement may be extended for an additional six-month period through March 31, 2006 for the issuance of warrants to purchase an additional 40,000 shares of the Company's common stock at an exercise price of $.02 per share. All other terms and conditions of the original agreement remain unchanged in the subsequent agreement.

         On August 30, 2004, the Company completed a private placement of 1,250,000 shares of restricted common stock to certain accredited and sophisticated investors. Net proceeds of $943,090, after accounting for transaction expenses, were realized from this transaction.

(7) INCOME TAXES

         The Company recognized no income tax benefit for the years ended December 31, 2004 and 2003 from its net operating losses. Significant components of the Company's net deferred income tax assets as of December 31, 2004 are as follows:

                                                                  2004
                                                         --------------------
         Deferred income tax assets:
            Net operating loss carryforwards             $         9,528,749
            Non cash compensation expense                             95,658
            Accrued liabilities                                      338,141
            Intangible assets                                         89,392
            Research and experimentation tax
              credits/carryforwards                                  608,207
            Deferred revenue                                         138,510
            Depreciation                                               8,277
                                                         --------------------
                Total gross deferred income tax asset             10,806,934
            Less valuation allowance                             (10,806,934)
                                                         --------------------
                Net deferred income taxes                $                 -
                                                         ====================

         The net change in the valuation allowance for the years ended December 31, 2004 and 2003 was an increase of $2,733 and $1,343,824, respectively.

         SFAS 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Because the Company has a history of operating losses, the Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. The Company has recorded a full valuation allowance as of December 31, 2004.

         At December 31, 2004, the Company had total tax net operating losses ("NOLs") of $25,546,244 and Research and Experimentation tax credits of $608,207 that can be carried forward to reduce federal income taxes, if any. Approximately $30,000 of NOLs expired in 2004. As defined in Section 382 of the Internal Revenue Code, the Company has undergone a greater than 50 percent ownership change as a result of the financing initiatives taken in 2001 and

2002. Consequently, there are limitations on the amount of the Company's tax net operating loss carryforwards available to offset future taxable income in any one year. The maximum amount of carryforwards available in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforwards not utilized in prior years.

(8) EMPLOYEE BENEFIT PLAN

         Employees who are 21 years of age are eligible for participation in the Specialized Health Products International, Inc. 401(k) Plan and may elect to make contributions to the plan. The Company matches 100 percent of such contributions up to five percent of the individual participant's compensation. The Company's contributions to the plan were approximately $104,400 and $106,300 for the years ended December 31, 2004 and 2003, respectively.






                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]