Form 10QSB
period 2005-03-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2005-05-10
CIK 790228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2005

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


                                 (801) 298-3360
                         -------------------------------
                         (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                  Class                        Outstanding as of May 9, 2005
                  -----                        -----------------------------
      Common Stock, $.02 par value                   44,481,945 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                                3
              As of March 31, 2005 and December 31, 2004

         Condensed Consolidated Statements of Operations                      4
              For the three month periods ended March 31, 2005 and  2004

         Condensed Consolidated Statements of Cash Flows                      5
              For the three month periods ended March 31, 2005 and  2004

         Notes to Condensed Consolidated Financial Statements                 6

Item 2:  Management's Discussion and Analysis and Plan of Operation           9

Item 3:  Controls and Procedures                                             15



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                   16

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds         16

Item 3:  Defaults upon Senior Securities                                     16

Item 4:  Submission of Matters to a Vote of Security Holders                 16

Item 5:  Other Information                                                   16

Item 6:  Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   19

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)

         ASSETS                                                                March 31,             December 31,
                                                                                 2005                    2004
                                                                           --------------          --------------
Current assets:
   Cash                                                                    $    1,166,265          $    1,571,926
   Accounts receivable                                                          1,110,547               1,228,647
   Inventory                                                                      264,274                 286,577
   Prepaid expenses and other                                                     155,722                 146,924
                                                                           --------------          --------------
     Total current assets                                                       2,696,808               3,234,074
                                                                           --------------          --------------

Property and equipment, net:
   Research and development machinery and equipment                               377,984                 363,464
   Office furniture and fixtures                                                  158,085                 158,085
   Computer equipment and software                                                210,952                 204,075
   Leasehold improvements                                                         139,350                 139,350
   Molds                                                                          201,090                 201,090
   Manufacturing equipment                                                         75,440                  75,440
   Construction-in-progress                                                       359,437                 207,795
                                                                           --------------          --------------
                                                                                1,522,338               1,349,299
   Less accumulated depreciation and amortization                                (922,262)               (901,392)
                                                                           --------------          --------------
     Total property and equipment, net                                            600,076                 447,907
                                                                           --------------          --------------

Intangible assets, net                                                            256,115                 261,115

Other assets                                                                      142,630                 114,633
                                                                           --------------          --------------
                                                                           $    3,695,629          $    4,057,729
                                                                           ==============          ==============


Current liabilities:
   Accounts payable                                                        $      220,643          $      295,598
   Accrued liabilities                                                            279,376                 422,680
   Accrual for patent litigation expenses                                         692,161                 791,365
   Deferred revenue                                                               102,435                 293,841
                                                                           --------------          --------------
     Total current liabilities                                                  1,294,615               1,803,484
Deferred revenue, net of current portion                                           70,000                  77,500
Deferred rent                                                                       8,892                  10,797
                                                                           --------------          --------------
     Total liabilities                                                          1,373,507               1,891,781
                                                                           --------------          --------------

Commitments and contingencies (Note 5)

Stockholders' equity:
   Series A preferred stock, $.001 par value; 30,000,000 shares
     authorized, no shares outstanding                                                  -                       -
   Common stock, $.02 par value; 70,000,000 shares authorized,
     44,481,945 and 44,457,995 shares outstanding, respectively                   889,639                 889,160
   Additional paid-in capital                                                  42,062,333              42,007,866
   Deferred compensation                                                       (3,259,502)             (3,578,366)
   Accumulated deficit                                                        (37,370,348)            (37,152,712)
                                                                           --------------          --------------
     Total stockholders' equity                                                 2,322,122               2,165,948
                                                                           --------------          --------------
                                                                           $    3,695,629          $    4,057,729
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

                                                         3

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                                     Three Months Ended
                                                                           -------------------------------------
                                                                              March 31,             March 31,
                                                                                2005                   2004
                                                                           --------------         --------------
Revenues:
   Product sales and royalties                                             $    1,355,179         $      902,297
   Technology and license fees                                                    198,906                198,906
   Development fees and related services                                          105,801                 35,163
                                                                           --------------         --------------
     Total revenues                                                             1,659,886              1,136,366

Cost of revenues                                                                  326,256                184,736
                                                                           --------------         --------------

     Gross profit                                                               1,333,630                951,630
                                                                           --------------         --------------

Operating expenses:
   Research and development                                                       778,022                617,679
   Sales and marketing                                                            226,418                339,393
   General and administrative                                                     543,136                291,858
                                                                           --------------         --------------

     Total operating expenses                                                   1,547,576              1,248,930
                                                                           --------------         --------------

Loss from operations                                                             (213,946)              (297,300)
                                                                           --------------         --------------

Other income (expense):
   Interest income                                                                  3,389                 13,979
   Other income (expense)                                                          (7,079)                     -
                                                                           --------------         --------------

     Total other income (expense), net                                             (3,690)                13,979
                                                                           --------------         --------------

Net loss                                                                   $     (217,636)        $      (283,321)
                                                                           ==============         ===============

Basic and diluted net loss per common share                                $          .00         $          (.01)
                                                                           ==============         ===============

Basic and diluted weighted average number of
   common shares outstanding                                                   44,458,261             26,720,570
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

                                                     4

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                  ----------------------------------
                                                                                      March 31,          March 31,
                                                                                        2005               2004
                                                                                  --------------      --------------
Cash flows from operating activities:
   Net loss                                                                       $     (217,636)     $     (283,321)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                                        25,870              25,700
     Amortization of deferred compensation expense                                       318,864               9,300
     Amortization of deferred financing costs                                              7,355                   -
     Changes in operating assets and liabilities:
       Accounts receivable                                                               118,100            (105,106)
       Inventory                                                                          22,303             (24,765)
       Prepaid expenses and other                                                         (8,798)             27,085
       Accounts payable                                                                  (74,955)             54,897
       Accrued liabilities                                                              (143,304)           (117,849)
       Accrual for patent litigation expenses                                            (99,204)            (59,829)
       Deferred revenue                                                                 (198,906)           (142,656)
       Deferred rent                                                                      (1,905)              1,988
                                                                                  --------------      --------------
         Net cash used in operating activities                                          (252,216)           (614,556)
                                                                                  --------------      --------------

Cash flows from investing activities:
   Purchase of property and equipment                                                   (173,039)            (29,344)
   Purchase of patents, technology and related costs                                           -             (29,617)
                                                                                  --------------      --------------
         Net cash used in investing activities                                          (173,039)            (58,961)
                                                                                  --------------      --------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                 19,594              43,235
                                                                                  --------------      --------------
         Net cash provided by financing activities                                        19,594              43,235
                                                                                  --------------      --------------

Net decrease in cash                                                                    (405,661)           (630,282)

Cash at beginning of the period                                                        1,571,926           2,405,626
                                                                                  --------------      --------------

Cash at end of the period                                                         $    1,166,265      $    1,775,344
                                                                                  ==============      ==============

Non-cash financing activities:
   Deferred financing charge incurred for warrants issued
   to Galen Partners as consideration for the extension
   of the convertible note                                                        $       35,351      $            -
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

                                                      5

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) Interim Condensed Consolidated Financial Statements

         The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2004 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005. The Company's significant accounting policies are set forth in Note 2 to the consolidated financial statements in the December 31, 2004 Annual Report on Form 10-KSB.

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of market launches of new safety needle products and the level of sales of the Company's current products. Cash on hand at March 31, 2005, along with cash generated from the sale of products, development fees and royalties and $1,000,000 of committed funding from Galen Partners, is expected to provide sufficient cash for the Company to execute its business plan in 2005.

         The Company accounts for stock based compensation granted using Accounting Principles Board APB Opinion 25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the Company's fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under those plans consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," the net loss and net loss per common share would have changed to the pro forma amounts indicated below:

                                                                              For the three months ended:
                                                                      March 31, 2005            March 31, 2004
                                                                      --------------            --------------
Net loss as reported                                                  $     (217,636)           $     (283,321)
Add: Stock based compensation expense as reported in
   condensed consolidated statements of operations                           318,864                     9,300
Deduct: Total compensation cost determined under the fair
   value based method for all awards                                        (157,947)                 (303,862)
                                                                      --------------            --------------

Pro forma net loss                                                    $      (56,719)           $     (577,883)
                                                                      ==============            ==============

Based and diluted net loss per                   As reported          $          .00            $         (.01)
   common share                                  Pro forma            $          .00            $         (.02)


(2) Recent Accounting Pronouncements

         In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. As the Company qualifies as a small business issuer, the provisions of SFAS 123R become effective as of the beginning of the first interim reporting period that begins after December 15, 2005. The Company is currently evaluating the effect the adoption of SFAS 123R will have on the Company's financial condition and results of operations.

(3) Inventory

         At March 31, 2005 and December 31, 2004, inventory was comprised of the following:

                                             March 31, 2005  December 31, 2004
                                             --------------  -----------------

          Raw materials                        $   204,380       $   182,202
          Work in process                           17,316             4,045
          Finished goods                            62,078           112,330
          Reserve for obsolete inventory           (19,500)          (12,000)
                                               -----------       -----------

          Total                                $   264,274       $   286,577
                                               ===========       ===========

(4) Basic and Diluted Net Loss Per Common Share

         As a result of incurring net losses for the three month periods ended March 31, 2005 and 2004, both basic and diluted net loss per share for the periods are based on the weighted average number of common shares outstanding. Stock options and warrants are not included in the calculation of diluted net loss per common share for the periods because their inclusion would be antidilutive, thereby reducing the net loss per common share. At March 31, 2005, there were 244,250 common stock options and warrants outstanding with exercise prices ranging from $0.02 to $2.00 per share outstanding. At March 31, 2004, there were 6,943,606 common stock options and warrants outstanding with exercise prices ranging from $0.02 to $2.00 per share.

(5) Commitments and Contingencies

         Purchase Order Commitments

         Due to the long lead-time of critical components for LiftLoc(R) Safety Infusion Set, as of March 31, 2005 the Company had issued $270,005 in long-term purchase orders relating to this product.

         Legal Proceedings

         In December 2002, Becton Dickinson ("BD") filed a lawsuit against Tyco Healthcare in the United States Court of the District of Delaware, asserting that Tyco Healthcare's Monoject Magellan(TM) safety products infringe upon BD's U.S. Patent No. 5,348,544 (`544 Patent), titled "Single-Handedly Actuable Safety Shield for Needles."

         On October 26, 2004, a jury found in favor of BD that Tyco Healthcare's Monoject Magellan(TM) safety products willfully infringed the `544 Patent and awarded damages of $4.4 million. On November 1, 2004, the court entered the judgment in favor of BD. Tyco Healthcare is challenging the jury finding in post-trial motions, and, if necessary, in an appeal. Tyco Healthcare developed the Monoject Magellan(TM) in conjunction with the Comapany. SHPI is not a party to the patent infringement lawsuit.

         Under the Kendall Agreement, Tyco Healthcare has the right to withhold from the Company up to fifty percent (50%) of royalties due as an offset against litigation expenses related to charges of infringement by a third party for the manufacture, use or sale of licensed product. This right continues during the period in which such litigation is pending. If, as a result of a judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay a royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due SHPI on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to the Company.

         Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, the Company has recorded a liability of $1,300,000 at December 31, 2003, which amount was the Company's estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI through 2005. During the three months ended March 31, 2005, Tyco withheld fifty percent of royalty payments due SHPI, which amounts totaling $96,203 have been offset against the accrual. In the event litigation continues beyond 2005, additional liabilities may be incurred. If Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan(TM) safety products in their current form.

(6) Income Taxes

         When the Company has a period with a pre-tax loss, no federal or state tax benefit is recognized since it is unlikely the Company will be able to realize the related tax benefit in the future.

(7) Galen Partners Promissory Note

         On March 7, 2005, Galen Partners agreed to a six-month extension of its $1,000,000 promissory note agreement through September 30, 2005 in exchange for the issuance of warrants to purchase 40,000 shares of the Company's common stock at an exercise price of $0.02 per share. At the Company's sole option, the Company may extend the agreement for an additional six-month period through March 31, 2006 for the issuance of warrants to purchase an additional 40,000 shares of the Company's common stock at an exercise price of $0.02 per share. All other terms and conditions of the original agreement remain unchanged in the subsequent agreement. Valuing the warrants utilizing the Black-Scholes valuation model, the issuance of these warrants resulted in deferred financing costs of $35,351 that will be amortized ratably over the three and one-half year term of the agreement.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 2. Management's Discussion and Analysis and Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements included in our Form 10-KSB for the year ended December 31, 2004, and notes thereto.

Overview

         We design, develop, manufacture, and market proprietary disposable medical devices for clinician and patient safety. Our innovative safety devices are designed to maximize the efficiency and quality of healthcare, while minimizing the risk of accidental needlesticks, which are a leading cause of the spread of blood-borne diseases such as human immunodeficiency virus and autoimmunodeficiency syndrome ("HIV/AIDS"), hepatitis B virus ("HBV") and hepatitis C virus ("HCV"). Through proprietary design and manufacturing processes, we have developed multiple products based upon two patented technology platforms, FlexLoc(R) and SecureLoc(TM), which apply to virtually all medical needles used today. We manufacture and market certain products, including LiftLoc(R) Safety Infusion Set, under our own label. Other products are supplied to third parties on an OEM basis or licensed to leading manufacturers and marketers in the disposable medical products industry.

Three Months Ended March 31, 2005 and 2004

         During the three months ended March 31, 2005, we had total revenues of $1,659,886, compared with total revenues of $1,136,366 for the three months ended March 31, 2004. During the three months ended March 31, 2005, we recognized $1,355,179 in revenue from product sales and royalties, $198,906 in technology and license fees, and $105,801 in development fees and related services. Costs incurred to generate revenues during the 2005 period were $326,256. During the three months ended March 31, 2004, we recognized product sales and royalties of $902,297, technology and license fees of $198,906 and development fees and related services of $35,163. Costs incurred to generate revenues during the 2004 period were $184,736. The significant increase in product sales and royalties resulted from increased market penetration of LiftLoc(R) Safety Infusion Set and an increase in royalty revenue from the TAP prefilled syringe safety needle device.

         Research and development ("R&D") expenses were $778,022 for the three months ended March 31, 2005, which includes $106,788 in amortization of deferred compensation arising from the October 2004 exchange of stock options for restricted stock, compared with $617,679 for the comparable period of the prior year. Our R&D efforts during the three-month period ended March 31, 2005, focused on development work related to commercialization of our SecureLoc(TM) technology, the development of additional products based upon our proprietary medical safety needle technologies, and continued market support of our LiftLoc(R) Safety Infusion Set product line. Our R&D efforts during the three-month period ended March 31, 2004, focused primarily on the commercialization of our SecureLoc(TM) technology and market support of our LiftLoc(R) Safety Infusion Set.

         Sales and marketing expenses were $226,418 for the three months ended March 31, 2005, which includes $3,348 in amortization of deferred compensation arising from the October 2004 exchange of stock options for restricted stock, compared with $339,393 for the comparable period of the prior year. The decrease in the three months ended March 31, 2005, reflects cost savings related to the reorganization of our sales force early in 2004 and more efficient use of travel and promotional expenses to support LiftLoc(R) Safety Infusion Set.

         General and administrative expenses were $543,136 for the three months ended March 31, 2005, compared with $291,858 for the comparable period of the prior year. Of this increase, $57,863 is for payments to our financial consultants and investor relations firms and $208,729 relates to amortization of deferred compensation arising from the October 2004 exchange of stock options for restricted stock.

         Total other expense was $(3,690) for the three months ended March 31, 2005, compared with other income of $13,979 for the comparable period of the prior year. The change results from a decrease in interest earned on deposited funds in 2004, coupled with the amortization of deferred finance costs related to the issuance of warrants to Galen Partners in consideration for the convertible note.

         The net loss for the three months ended March 31, 2005 and 2004 was ($217,636) and ($283,321) respectively, resulting in net loss per common share of $0.00 for the 2005 period and $(.01) for the 2004 period.

Financial Position

         We had $1,166,265 in cash as of March 31, 2005, representing a decrease of $405,661 from December 31, 2004. Working capital as of March 31, 2005 was $1,402,193 as compared to $1,430,590 as of December 31, 2004. This decrease in cash and working capital was primarily due to the cash utilized in the purchase of capital equipment and cash used to fund operating activities.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities, the sale of technology and patents, product sales and royalties, development fees, technology and license fees and proceeds from the exercise of common stock options. We used net cash in operating activities of $252,216 during the three months ended March 31, 2005, a reduction of $362,340 as compared to the $614,556 used during the same period in 2004. The majority of the reduction results from $318,864 in amortization of deferred compensation being included in the net loss in 2005. Also, during the three months ended March 31, 2005, net cash of $173,039 was used in investing activities, compared with $58,961 for the same period in 2004. Cash proceeds of $19,595 were realized from the issuance of 23,950 shares of common stock through the Employee Stock Purchase Plan during the three-month period ended March 31, 2005. Cash proceeds of $43,235 were received from financing activities during the same period in 2004. As of March 31, 2005, our current liabilities totaled $1,294,615 and we had working capital of $1,402,193.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of market launches of new safety needle products and the level of sales of our current products. The cash on hand at March 31, 2005, along with cash generated from the sale of products, development fees and royalties and $1,000,000 of committed funding from Galen Partners, will provide sufficient cash for us to execute our business plan in 2005

     The Company's significant non-cancelable operating lease obligations as of March 31, 2005 are as follows:

                                                            Operating
         Year Ending December 31, (1)                         Leases
                                                            ----------
         2005...........................................    $  195,298
         2006...........................................       130,199
                                                            ----------
                                                            $  325,497
                                                            ==========
     -----------------------------
     (1) The amounts for the year ending December 31, 2005 include only payments to be made after March 31, 2005.

         Due to the long lead-time of critical components for LiftLoc(R) Safety Infusion Set, as of March 31, 2005 the Company had issued $270,005 in long-term purchase orders relating to this product.

Common Stock

         Purchases of stock by employees through the Employee Stock Purchase Plan resulted in the issuance of 23,950 shares of common stock during the three month period ended March 31, 2005.

Stock Options and Warrants

         On March 7, 2005, Galen Partners agreed to a six-month extension of the promissory note agreement through September 30, 2005 in exchange for the issuance of warrants to purchase 40,000 shares of our common stock at an exercise price of $0.02 per share. At our sole option, we may extend the agreement for an additional six-month period through March 31, 2006 for the issuance of warrants to purchase an additional 40,000 shares of our common stock at an exercise price of $0.02 per share. All other terms and conditions of the original agreement remain unchanged in the subsequent agreement. Valuing the transaction utilizing the Black-Scholes valuation model, the issuance of these warrants resulted in a charge of $35,351 that will be amortized ratably over the three and one-half year term of the agreement.

         As of March 31, 2005, we had outstanding stock options granted that are exercisable for 124,250 shares of common stock at exercise prices ranging from $1.00 to $2.00 per share and issued warrants that are exercisable for 120,000 shares of common stock at exercise prices of $0.02 per share. The exercise of all such stock options and warrants would result in an equity infusion of $156,219. Most of these stock options and warrants are out of the money and there can be no assurance that any of the stock options or warrants will be exercised.

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

         We have received no upfront fees in 2004 and received upfront fees totaling $1,080,000 in 2003. These upfront payments are being recognized ratably over the life of the respective agreements.

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

     Stock Based Compensation

         We have chosen to account for stock options granted to employees and directors under the recognition and measurement principles of APB Opinion 25 instead of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS 123R.

     Recent Accounting Pronouncements

         In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. As the Company qualifies as a small business issuer, the provisions of SFAS 123R become effective as of the beginning of the first interim reporting period that begins after December 15, 2005. The Company is currently evaluating the effect the adoption of SFAS 123R will have on the Company's financial condition and results of operations.

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

         Physician Sales & Service

         In July 2002, we entered into a Distribution Agreement with Physician Sales and Service, Inc.("PSS") whereby PSS acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, PSS purchases SHPI branded product from us for resale to PSS's end-user customers. The PSS Agreement is for a one-year period, which automatically renews for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

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

         ExelInt International

         In May 2003, we entered into a Distribution Agreement with ExelInt International, Company ("Exel") whereby Exel acquired the non-exclusive right to promote, market, distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, we sell finished product to Exel for marketing under Exel's private label. Exel is subject to minimum purchase requirements. The Exel Agreement is for a five-year period and automatically renews for successive five-year terms unless terminated by either party in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

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

         We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for our products or for safety products generally, a determination of one or more licensees to focus their marketing efforts on products other than those licensed from us; the inability to license or enter into joint venture or similar arrangements relating to products that are not being commercialized, competitive products and pricing, delays in introduction of products licensed by us due to manufacturing difficulties or other factors; difficulties in product development, commercialization and technology, changes in the regulation of safety healthcare products, a failure to timely obtain Food and Drug Administration or other necessary approval to sell future products and other risks. See "Item 6 - Risk Factors" in our annual report on Form 10-KSB as of and for the year ended December 31, 2004 for additional information.

         Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 3. Controls and Procedures

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.



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

         On October 26, 2004, a jury found in favor of BD that Tyco Healthcare's Monoject Magellan(TM) safety products willfully infringed the `544 Patent and awarded damages of $4.4 million. On November 1, 2004, the court entered the judgment in favor of BD. Tyco Healthcare is challenging the jury finding in post-trial motions, and, if necessary, in an appeal. Tyco Healthcare developed the Monoject Magellan(TM) in conjunction with us. We are not a party to the patent infringement lawsuit.

         Under the Kendall Agreement, Tyco Healthcare has the right to withhold from us up to fifty percent (50%) of royalties due as an offset against litigation expenses related to charges of infringement by a third party for the manufacture, use or sale of licensed product. This right continues during the period in which such litigation is pending. If, as a result of a judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay a royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due us on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to us.

         Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, we have recorded a liability of $1,300,000 at December 31, 2003, which amount was our estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI through 2005. During the three months ended March 31, 2005, Tyco withheld fifty percent of royalty payments due us, which amounts totaling $96,203 have been offset against the accrual. In the event litigation continues beyond 2005, additional liabilities may be incurred. If Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan(TM) safety products in their current form.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

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

         10.3 Employment Agreement with Mr. Paul S. Evans. (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB, dated December 31, 2001).

         10.4     Form of Indemnity Agreement with Executive Officers and
                  Directors.

         10.5 License Agreement by and among Merit Medical Systems, Inc. and Safety Syringe Corporation (Incorporated by reference to
                  Exhibit 10.7 of the Company's Form 10-KSB, dated December 31,
                  2000).

         10.6 Specialized Health Products International, Inc. 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB, dated June 30,
                  2000).

         10.7 Specialized Health Products International, Inc. 2001 Stock Option Plan (Incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB, dated September 30,
                  2001).

         10.8 Distribution Agreement, dated September 17, 2001, by and between the Company and Bard Access Systems, Inc. (Incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 8-K, dated November 7, 2001).

         10.9 Second Development and License Agreement, effective date of April 12, 2002, by and among Safety Syringe Corporation, a wholly owned subsidiary of the Company and Tyco Healthcare Group LP. (Incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-QSB, dated June 30,
                  2001).

         10.10 Development and License Agreement, effective as of January 1, 2002, by and among Safety Syringe Corporation and TAP Pharmaceutical Products, Inc. (Incorporated by reference to
                  Exhibit 10.14 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2001).

         10.11 OEM Supply and Distribution Agreement, effective as of May 21, 2003, by and between Specialized Health Products, Inc., a wholly owned subsidiary of the Company and ExelInt International, Company. (Incorporated by reference to Exhibit
                  10.16 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2002).

         10.12 License Agreement, effective August 8, 2003, by and between Specialized Health Products, Inc. and Becton, Dickinson and Company. (Incorporated by reference to Exhibit 10.17 of the Company's Quarterly Report on Form 10-QSB, dated June 30,
                  2002).

         10.13 Specialized Health Products International, Inc. 2004 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit
                  10.18 of the Company's Annual Report on Form 10-KSB, dated December 31, 2003).

         10.14 Purchase Agreement, dated March 22, 2004, by and between Specialized Health Products International, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (Incorporated by reference to
                  Exhibit 10.19 of the Company's Annual Report on Form 10-KSB, dated December 31, 2003).

         10.15 Amendment No. 1 to Investors' Rights Agreement, effective date of March 22, 2004, by and between the Company and the Initiating Holders as identified on the signature page. (Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-KSB, dated December 31, 2003).

         10.16 Development and OEM Supply/Distribution Agreement, effective as of June 15, 2004, by and between Specialized Health Products International, Inc. and Tyco Healthcare Group LP. (Incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2004).

         10.17 Specialized Health products International, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-8 filed September 27, 2004 (File 333-119306)).

         10.18 Purchase Agreement, dated March 7, 2005, by and between Specialized Health Products International, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (Incorporated by reference to
                  Exhibit 10.20 of the Company's Annual Report on Form 10-KSB, dated December 31, 2004).

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

                                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.



Date: May 9, 2005                By /s/ Jeffrey M. Soinski
                                    ---------------------------------
                                    Jeffrey M. Soinski President,
                                    Chief Executive Officer, Director


Date: May 9, 2005                By   /s/ Keith L. Merrell
                                    -------------------------------
                                    Keith L. Merrell
                                    Acting Chief Financial Officer