Form 10QSB
period 2005-06-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2005-08-10
CIK 790228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2005

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

                                 [X] Yes [ ] No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                       Outstanding as of August 9, 2005
    ----------------------------            --------------------------------
    Common Stock, $.02 par value                   44,629,445 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets
              as of June 30, 2005 and December 31, 2004                      3

         Condensed Consolidated Statements of Operations
              For the three months ended June 30, 2005 and 2004              4

         Condensed Consolidated Statements of Operations
              For the six months ended June 30, 2005 and 2004                5

         Condensed Consolidated Statements of Cash Flows
              For the six months ended June 30, 2005 and 2004                6

         Notes to Condensed Consolidated Financial Statements                7

Item 2:  Management's Discussion and Analysis or Plan of Operation          10

Item 3:  Controls and Procedures                                            17


                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                  18

Item 2:  Unregistered Sale of Equity Securities and Use of Proceeds         18

Item 3:  Defaults upon Senior Securities                                    18

Item 4:  Submission of Matters to a Vote of Security Holders                18

Item 5:  Other Information                                                  19

Item 6:  Exhibits and Reports on Form 8-K                                   19

Signatures                                                                  21

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)


         ASSETS                                                                June 30,             December 31,
                                                                                 2005                   2004
                                                                           -----------------     -----------------
Current assets:
   Cash and cash equivalents                                                $       982,688       $     1,571,926
   Accounts receivable                                                            1,304,929             1,228,647
   Inventory, net                                                                   447,954               286,577
   Prepaid expenses and other                                                       101,520               146,924
                                                                           -----------------     -----------------
     Total current assets                                                         2,837,091             3,234,074
                                                                           -----------------     -----------------

Property and equipment:
   Research and development machinery and equipment                                 377,984               363,464
   Office furniture and fixtures                                                    158,085               158,085
   Computer equipment and software                                                  217,790               204,075
   Leasehold improvements                                                           139,350               139,350
   Molds                                                                            201,090               201,090
   Manufacturing equipment                                                           75,440                75,440
   Construction-in-progress                                                         545,407               207,795
                                                                           -----------------     -----------------
                                                                                  1,715,146             1,349,299
   Less accumulated depreciation and amortization                                  (943,929)             (901,392)
                                                                           -----------------     -----------------
     Net property and equipment                                                     771,217               447,907
                                                                           -----------------     -----------------

Intangible assets, net                                                              251,115               261,115

Other assets                                                                        138,131               114,633
                                                                           -----------------     -----------------
                                                                            $     3,997,554       $     4,057,729
                                                                           =================     =================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                         $       767,434       $       295,598
   Accrued liabilities                                                              367,121               422,680
   Accrual for patent litigation expenses, current portion                          595,567               791,365
   Deferred revenue                                                                  39,982               293,841
                                                                           -----------------     -----------------
     Total current liabilities                                                    1,770,104             1,803,484

Deferred revenue, net of current portion                                             62,500                77,500

Deferred rent                                                                         6,986                10,797
                                                                           -----------------     -----------------

     Total liabilities                                                            1,839,590             1,891,781
                                                                           -----------------     -----------------

Stockholders' equity:
   Preferred stock, $.001 par value; 30,000,000 shares authorized,
       no shares outstanding                                                              -                     -
   Common stock, $.02 par value; 70,000,000 shares authorized,
     44,629,445 and 44,457,995 shares issued and outstanding at June
     30, 2005 and December 31, 2004, respectively                                   892,589               889,160
   Additional paid-in capital                                                    42,153,783            42,007,866
   Deferred compensation                                                         (3,029,792)           (3,578,366)
   Accumulated deficit                                                          (37,858,616)          (37,152,712)
                                                                           -----------------     -----------------
     Total stockholders' equity                                                   2,157,964             2,165,948
                                                                           -----------------     -----------------
                                                                            $     3,997,554       $     4,057,729
                                                                           =================     =================


                     See accompanying notes to condensed consolidated financial statements.

                                                       3

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)



                                                                                        Three Months Ended
                                                                           ----------------------------------------
                                                                               June 30,               June 30,
                                                                                 2005                   2004
                                                                           -----------------      -----------------

Revenues:
   Product sales and royalties                                              $     1,333,891        $       998,490
   Technology fees and licensing revenues                                            69,953                198,906
   Development fees and related services                                            261,974                108,610
                                                                           -----------------      -----------------
     Total revenues                                                               1,665,818              1,306,006

Cost of revenues                                                                    541,526                254,914
                                                                           -----------------      -----------------

     Gross profit                                                                 1,124,292              1,051,092
                                                                           -----------------      -----------------

Operating expenses:
   Research and development  (2005 total                                            707,344                642,786
     excludes amortization of deferred
     compensation of $108,832)
   Sales and marketing  (2005 total excludes                                        238,071                248,980
     amortization of deferred compensation of
     $4,770)
   General and administrative (2005 total excludes                                  335,932                340,192
     amortization of deferred compensation of
     $210,506)
   Amortization of deferred compensation                                            324,108                  9,300
                                                                           -----------------      -----------------
     Total operating expenses                                                     1,605,455              1,241,258
                                                                           -----------------      -----------------
Loss from operations                                                               (481,163)              (190,166)
                                                                           ------------------    -------------------

Other income (expense):
   Interest income                                                                    2,475                 13,131
   Other income (expense)                                                            (9,581)                    79
                                                                           -----------------      -----------------

     Total other income (expense), net                                               (7,106)                13,210
                                                                           -----------------      -----------------
Net loss                                                                    $      (488,269)      $       (176,956)
                                                                           ==================    ===================


Basic and diluted net loss per common share                                 $          (.01)      $           (.00)
                                                                           ==================    ===================
Basic and diluted weighted average number of
   common shares outstanding                                                     44,582,473             39,729,832
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

                                                       4

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)



                                                                                        Six Months Ended
                                                                           ---------------------------------------
                                                                               June 30,               June 30,
                                                                                 2005                   2004
                                                                           ------------------   ------------------
Revenues:
   Product sales and royalties                                              $      2,689,070     $      1,900,787
   Technology and license fees                                                       268,859              397,812
   Development fees and related services                                             367,775              143,773
                                                                           ------------------   ------------------
     Total revenues                                                                3,325,704            2,442,372

Cost of revenues                                                                     867,782              439,650
                                                                           ------------------   ------------------

     Gross profit                                                                  2,457,922            2,002,722
                                                                           ------------------   ------------------

Operating expenses:
   Research and development (2005 total excludes                                   1,378,577            1,260,465
     amortization of deferred compensation of
     $215,620)
   Sales and marketing (2005 total excludes                                          461,141              588,372
     amortization of deferred compensation of
     $8,118)
   General and administrative (2005 total excludes                                   670,340              632,051
     amortization of deferred compensation of
     $419,235)
   Amortization of deferred compensation                                             642,973                9,300
                                                                           ------------------   ------------------

     Total operating expenses                                                      3,153,031            2,490,188
                                                                           ------------------   ------------------

Loss from operations                                                                (695,109)            (487,466)
                                                                           ------------------   ------------------

Other income (expense):
   Interest income                                                                     5,864               27,110
   Other income (expense)                                                            (16,660)                  80
                                                                           ------------------   ------------------

     Total other income (expense), net                                               (10,796)              27,190
                                                                           ------------------   ------------------
Net loss
                                                                             $      (705,905)    $       (460,276)
                                                                           ==================   ==================
Basic and diluted net loss per common share
                                                                             $          (.02)    $           (.01)
                                                                           ==================   ==================
Basic and diluted weighted average number of
   common shares outstanding                                                      44,520,693           33,225,201
                                                                           ==================   ==================


                     See accompanying notes to condensed consolidated financial statements.

                                                       5

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                                      Six Months Ended
                                                                            --------------------------------------
                                                                                June 30,             June 30,
                                                                                  2005                 2004
                                                                            -----------------    -----------------
Cash flows from operating activities:
   Net loss                                                                  $      (705,905)     $      (460,276)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                    52,536               50,879
     Amortization of deferred compensation                                           548,574                9,300
     Amortization of deferred financing cost                                         (23,498)                   -
     Changes in operating assets and liabilities:
       Accounts receivable                                                           (76,282)            (278,372)
       Inventory                                                                    (161,377)             (89,205)
       Prepaid expenses and other                                                     45,404               75,567
       Accounts payable                                                              357,274               22,944
       Accrued liabilities                                                          (251,357)            (198,490)
       Deferred revenue                                                             (268,859)            (360,312)
       Deferred rent                                                                  (3,811)               2,679
                                                                            -----------------    -----------------
          Net cash used in operating activities                                     (487,301)          (1,225,286)
                                                                            -----------------    -----------------

Cash flows from investing activities:
   Purchase of property and equipment                                               (251,283)             (46,366)
   Purchase of intangible assets                                                           -              (44,819)
                                                                            -----------------    -----------------
         Net cash used in investing activities                                      (251,283)             (91,185)
                                                                            -----------------    -----------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                           149,346               76,623
                                                                            -----------------    -----------------
              Net cash provided by financing activities                              149,346               76,623
                                                                            -----------------    -----------------

NET DECREASE IN CASH                                                                (589,238)          (1,239,848)

CASH AT BEGINNING OF PERIOD                                                        1,571,926            2,405,626
                                                                            -----------------    -----------------

CASH AT END OF PERIOD                                                        $       982,688      $     1,165,778
                                                                            =================    =================


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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2004 Annual Report on Form 10-KSB. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005. The Company's significant accounting policies are set forth in Note 2 to the consolidated financial statements in the December 31, 2004 Annual Report on Form 10-KSB.

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete product development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of market launches of new safety needle products and the level of sales of the Company's current products. Cash on hand at June 30, 2005, along with cash generated from the sale of products, development fees and royalties and $1,000,000 of committed funding from Galen Partners, is expected to provide sufficient cash for the Company to execute its business plan in 2005.

         The Company accounts for stock-based compensation using Accounting Principles Board APB Opinion 25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the Company's fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under those plans consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per common share would have changed to the pro forma amounts indicated below:

                                                  Three months ended:                       Six months ended:
                                           June 30, 2005     June 30, 2004           June 30, 2005     June 30, 2004
                                           -------------     -------------           -------------     -------------
Net loss as reported                        $  (488,269)      $  (176,956)            $  (705,905)      $  (460,276)

Add:  Stock-based employee compen-
  sation expense included in reported
  net loss                                      324,108             9,300                 642,973             9,300
Deduct:  Total stock-based employee
  compensation expense determined
  under the fair value based method
  for all awards                               (157,947)         (303,862)               (315,894)         (607,724)
                                            -----------       -----------             -----------       -----------

Pro forma net loss                          $  (322,108)      $  (471,518)            $  (378,826)      $(1,058,700)
                                            ===========       ===========             ===========       ===========

Basic and diluted net      As reported      $      (.01)      $      (.00)            $      (.02)      $      (.01)
  loss per common share    Pro forma        $      (.01)      $      (.01)            $      (.01)      $      (.03)

(2) Recent Accounting Pronouncements

         In November 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material effect on the Company's financial condition and results of operations.

(3) Inventory

         At June 30, 2005 and December 31, 2004, inventory was comprised of the following:

                                            June 30, 2005    December 31, 2004
                                            -------------    -----------------
         Raw materials                        $ 342,658          $ 182,202
         Work in process                         31,372              4,045
         Finished goods                          92,812            112,330
         Reserve for obsolete inventory         (18,888)           (12,000)
                                              ---------          ---------
         Total                                $ 447,954          $ 286,577
                                              =========          =========

(4) Basic and Diluted Net Loss Per Common Share

         As a result of incurring net losses for the three and six month periods ended June 30, 2005 and 2004, both basic and diluted net loss per share for the periods are based on the weighted average number of common shares outstanding. Stock options and warrants are not included in the calculation of diluted net loss per common share for the periods because their inclusion would be antidilutive, thereby reducing the net loss per common share. At June 30, 2005, there were 244,250 common stock options and warrants outstanding with exercise prices ranging from $0.02 to $2.00 per share outstanding. At June 30, 2004, there were 6,259,440 common stock options and warrants outstanding with exercise prices ranging from $0.02 to $2.00 per share.

(5) Commitments and Contingencies

         Purchase Order Commitments
         --------------------------

         Due to the long lead-time of critical components for the LiftLoc(R) and MiniLoc(TM) Safety Infusion Set product lines and the SecureLoc(R) safety introducer needle, as of June 30, 2005 the Company had issued $622,741 in long-term purchase orders relating to these products.

         Legal Proceedings
         -----------------

         In December 2002, Becton Dickinson ("BD") filed a lawsuit against Tyco Healthcare in the United States Court of the District of Delaware, asserting that Tyco Healthcare's Monoject Magellan(TM) safety products infringe upon BD's U.S. Patent No. 5,348,544 (`544 Patent), titled "Single-Handedly Actuable Safety Shield for Needles."

         On October 26, 2004, a jury found in favor of BD that Tyco Healthcare's Monoject Magellan(TM) safety products willfully infringed the `544 Patent and awarded damages of $4.4 million. On November 1, 2004, the court entered the judgment in favor of BD. Tyco Healthcare is challenging the jury finding in post-trial motions, and, if necessary, in an appeal. Tyco Healthcare developed the Monoject Magellan(TM) in conjunction with the Company. The Company is not a party to the patent infringement lawsuit.

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

         Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, the Company has recorded a liability of $1,300,000 at December 31, 2003, which amount was the Company's estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due the Company through 2005. During the six months ended June 30, 2005, Tyco withheld fifty percent of royalty payments due the Company, which amounts totaling $195,798 have been offset against the accrual. In the event litigation continues beyond 2005, additional liabilities may be incurred. If Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan(TM) safety products in their current form.

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

Overview
--------

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

Three and Six Months Ended June 30, 2005 and 2004
-------------------------------------------------

         During the three and six month periods ended June 30, 2005, we had total revenues of $1,665,818 and $3,325,704, compared with total revenues of $1,306,006 and $2,442,372 for the comparable periods ended June 30, 2004. During the three and six months ended June 30, 2005, we recognized $1,333,891 and $2,689,070 in revenue from product sales and royalties, $69,953 and $268,859 in technology and license fees, and $261,974 and $367,775 in development fees and related services. Costs incurred to generate revenues during the 2005 periods were $541,526 and $867,782. During the three and six months ended June 30, 2004, we recognized product sales and royalties of $998,490 and $1,900,787, technology and license fees of $198,906 and $397,812, and development fees and related services of $108,610 and $143,773. Costs incurred to generate revenues during the 2004 periods were $254,914 and $439,650. The significant increase in product sales and royalties during 2005 is the result of increased market penetration of LiftLoc(R) Safety Infusion Set. The lower license fees result from the completion in April 2005 of the amortization of upfront license fees received from Tyco. Increased development revenue resulted primarily from work on the Tyco bone biopsy during the three and six month periods ended June 30, 2005.

         Research and development ("R&D") expenses were $816,176 and $1,594,197 for the three and six months ended June 30, 2005, which includes $108,832 and $215,620 in amortization of deferred compensation arising from the October 2004 exchange of stock options for restricted stock, compared with $642,786 and $1,260,465 for the comparable periods of 2004. Our R&D efforts during the six-month period ended June 30, 2005, focused on development work related to commercialization of our SecureLoc(TM) technology, the development and commercialization of MiniLoc(TM) Safety Infusion Set, our next generation safety Huber needle, and continued market support of our LiftLoc(R) Safety Infusion Set product line. The majority of the increase is related to the amortization of deferred compensation, as discussed above, with the remainder related to additional temporary employees retained to accelerate the commercialization of the products under development.

         Sales and marketing expenses were $242,841 and $469,259 for the three and six months ended June 30, 2005, which includes $4,770 and $8,118 in amortization of deferred compensation arising from the October 2004 exchange of stock options for restricted stock. This compares with $248,980 and $588,372 for the comparable periods of 2004. The decrease in expenses for the three and six months ended June 30, 2005, reflects cost savings related to the reorganization of our sales force early in 2004 and more efficient use of travel and promotional expenses to support LiftLoc(R) Safety Infusion Set. Sales and marketing expenses will increase through the remainder of 2005, as an additional sales manager has been hired to support the market introduction of MiniLoc(TM) Safety Infusion Set, and promotion and travel expenses to introduce this new product are incurred.

         General and administrative expenses were $546,438 and $1,089,575 for the three and six months ended June 30, 2005, which includes $210,506 and $419,235 in amortization of deferred compensation arising from the October 2004 exchange of stock options for restricted stock. This compares with $349,492 and $641,351 for the comparable periods of 2004. While the amortization of deferred compensation accounts for the majority of the year-to-year increase, the 2005 expenses also include $34,214 and $92,077 in payments made to financial consultants and investor relations firms.

         Total other expense was $(7,106) and $(10,796) for the three and six months ended June 30, 2005, compared with other income of $13,120 and $27,190 for the comparable periods of the prior year. These changes result from a decrease in interest earned on deposited funds in 2005, coupled with the amortization of deferred finance costs related to the issuance of warrants to Galen Partners in consideration for the convertible note.

         The net loss for the three and six months ended June 30, 2005 was $(488,269) and $(705,905) respectively, resulting in net loss per common share of $(0.01) and $(0.02) for the respective periods. The comparable 2004 periods had net losses of $(176,956) and $(460,276), resulting in net loss per common share of $(0.00) and $(0.01). The increased net loss per share in 2005 is attributable to the non-cash compensation charges discussed above.

Financial Position
------------------

         We had $982,688 in cash as of June 30, 2005, representing a decrease of $589,238 from December 31, 2004. Working capital as of June 30, 2005 was $1,066,987 compared to $1,430,590 as of December 31, 2004. This decrease in cash and working capital in 2005 was primarily due to the purchase of inventory and capital equipment and cash used to fund operating activities.

Liquidity and Capital Resources
-------------------------------

         To date, we have financed our operations principally through private placements of equity securities, the sale of technology and patents, product sales and royalties, development fees, technology and license fees and proceeds from the exercise of common stock options. We used net cash in operating activities of $487,301 during the six months ended June 30, 2005, a reduction of $737,985 compared to the $1,225,286 used during the same period in 2004. The reduction results from our significantly increasing revenue in 2005, while maintaining operating expenses at a level similar to 2004. Also, during the six months ended June 30, 2005, net cash of $251,283 was used in investing activities, compared with $91,185 for the same period in 2004. This investment activity was primarily related to capital equipment purchases related to the development of MiniLoc(TM) and SecureLoc(R) manufacturing lines. Cash proceeds of $19,594 were realized from the issuance of common stock during the six months ended June 30, 2005. Cash proceeds of $76,623 were received from the issuance of common stock during the same period in 2004

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete product development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of market launches of new safety needle products and the level of sales of our current products. As of June 30, 2005, we had accounts payable and accrued liabilities totaling $1,134,555. We also had accrued patent litigation liability of $595,567 and current deferred revenue of $39,982, neither of which will require the use of cash. The accrued patent litigation expense, however, will be reduced or paid through royalties received from The Kendall Company under the Kendall Agreement (described below). At June 30, 2005, we had cash and cash equivalents of $982,688. This cash, along with cash generated from the sale of products, development fees and royalties and $1,000,000 of committed funding from Galen Partners, is expected to provide sufficient cash for us to execute our business plan for the next twelve months.

         The Company's significant non-cancelable operating lease obligations as of June 30, 2005 are as follows:



                                                                Operating
         Year Ending December 31, (1)                             Leases
         ----------------------------                             ------
         2005....................................................$130,199
         2006...................................................  130,199
                                                                 --------
                                                                 $260,398
                                                                 ========
------------------
(1) The amounts for the year ending December 31, 2005 include only payments to be made after June 30, 2005.

         Due to the long lead-time of critical components for our LiftLoc(R) and MiniLoc(TM) Safety Infusion Set product lines and our SecureLoc(R) safety introducer needle, as of June 30, 2005 the Company had issued $622,741 in long-term purchase orders relating to these products.

Common Stock
------------

         Purchases of stock by employees through the Employee Stock Purchase Plan resulted in the issuance of 23,950 shares of common stock during the six months ended June 30, 2005.

Stock Options and Warrants
--------------------------

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

         As of June 30, 2005, we had outstanding stock options granted that are exercisable for 124,250 shares of common stock at exercise prices ranging from $1.00 to $2.00 per share and issued warrants that are exercisable for 120,000 shares of common stock at exercise prices of $0.02 per share. The exercise of all such stock options and warrants would result in an equity infusion of $156,219. Most of these stock options and warrants are out of the money at June 30, 2005, and there can be no assurance that any of the stock options or warrants will be exercised.

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

         We have received no upfront fees in 2005 or 2004. Upfront payments received in prior years are being recognized ratably over the life of the respective agreements.

         Product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. Rights of return for manufactured product are dependent upon the agreement. No right of return is provided for product manufactured under private label, as such product is custom manufactured to order for those distributors. Product manufactured and distributed under our own label does provide rights of return in the case of shipping errors or product received in damaged condition. In addition, distributors have the right, on a quarterly basis, to request the return of excess or slow moving inventory. An accrual for product returns, calculated by us from historical data, is made at the end of each quarter.

         Royalty revenue is recognized when the related products are sold or upon our fulfillment of any future obligation under the related agreements. We receive royalty reports quarterly on product sales falling under the respective royalty agreements.

         Revenue from development agreements is recognized as the services are performed in accordance with the stated terms of the agreements.

Long-Lived Assets
-----------------

         We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable. When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset

Stock Based Compensation
------------------------

         We have chosen to account for stock options granted to employees and directors under the recognition and measurement principles of APB Opinion 25 instead of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation".

Recent Accounting Pronouncements
--------------------------------

         In November 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material effect on the Company's financial condition and results of operations.

Off-Balance Sheet Arrangements
------------------------------

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

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

         In December 2003, we entered into a Distribution Agreement with Biometrix Ltd. whereby Biometrix acquired the right to distribute and sell LiftLoc(R) Safety Infusion Set in Israel. Under the terms of the agreement, Biometrix purchases SHPI branded product from us for resale to their end-user customers. The agreement is for a three-year term and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

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

Item 3. Controls and Procedures

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended June 30, 2005, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.





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

         Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, we have recorded a liability of $1,300,000 at December 31, 2003, which amount was our estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI through 2005. During the six months ended June 30, 2005, Tyco withheld fifty percent of royalty payments due us, which amounts totaling $195,798 have been offset against the accrual. In the event litigation continues beyond 2005, additional liabilities may be incurred. If Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan(TM) safety products in their current form.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         None

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting of stockholders on May 25, 2005. The only matter submitted to the Company's stockholders for vote was the election of directors.

         The Company's board of directors is divided into three classes. One class of directors is elected at each annual meeting of stockholders for a three-year term. Each year a different class of directors is elected on a rotating basis. The terms of Jeffrey M. Soinski, Guy J. Jordan and Stephen I. Shapiro expired in 2005. The terms of David W. Jahns and Robert W. Walker expire in 2006. The terms of Donald D. Solomon and Stuart A. Randle expire in 2007.

         Three directors, Jeffrey M. Soinski, Guy J. Jordan and Stephen I Shapiro, were nominated by the board of directors for election to the class of directors whose term expires at the 2008 annual meeting. Our shareholders elected Mr. Soinski by a vote of 34,587,393 for and 20,800 withheld authority; Mr. Jordan was elected by a vote of 34,589,393 for and 18,800 withheld authority, and Mr. Shapiro was elected by a vote of 34,587,393 for and 20,800 withheld authority.

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

10.6              Specialized Health Products International, Inc. 2000 Stock
                  Option Plan.

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

31.1 Certification by Jeffrey M. Soinski under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Keith L. Merrell under Section 302 of the Sarbanes-Oxley Act of 2002

32.1              Certification of Jeffrey M. Soinski pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2              Certification of Keith L. Merrell pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K:

         On May 12, 2005, the Company filed a current report on Form 8-K reporting under Item 2.02 its first quarter 2005 financial results.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.




Date: August 9, 2005             By  /s/ Jeffrey M.Soinski
                                   --------------------------------------------
                                   Jeffrey M. Soinski
                                   President, Chief Executive Officer, Director




Date: August 9, 2005             By   /s/ Keith L. Merrell
                                   --------------------------------------------
                                   Keith L. Merrell
                                   Acting Chief Financial Officer