Form 10QSB
period 2005-09-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2005-11-08
CIK 790228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2005

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


                                 (801) 298-3360
               --------------------------------------------------
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                     Outstanding as of November 7, 2005
   ----------------------------          ----------------------------------
   Common Stock, $.02 par value                   44,629,445 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets
           as of September 30, 2005 and December 31, 2004                     3

         Condensed Consolidated Statement of Operations
           for the three months ended September 30, 2005 and 2004             4

         Condensed Consolidated Statement of Operations
           for the nine months ended September 30, 2005 and 2004              5

         Condensed Consolidated Statement of Cash Flows
           for the nine months ended September 30, 2005 and 2004              6

         Notes to Condensed Consolidated Financial Statements                 7

Item 2:  Management's Discussion and Analysis or Plan of Operation           11

Item 3:  Controls and Procedures                                             18


                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                   19

Item 2:  Unregistered Sale of Equity Securities and Use of Proceeds          19

Item 3:  Defaults upon Senior Securities                                     19

Item 4:  Submission of Matters to a Vote of Security Holders                 19

Item 5:  Other Information                                                   19

Item 6:  Exhibits and Reports on Form 8-K                                    19

Signatures                                                                   22

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)


         ASSETS                                                              September 30,          December 31,
                                                                                 2005                   2004
                                                                           ------------------    -------------------
Current assets:
   Cash and cash equivalents                                                 $      778,968        $    1,571,926
   Accounts receivable                                                            1,305,119             1,228,647
   Inventory, net                                                                   589,754               286,577
   Prepaid expenses and other                                                        63,428               146,924
                                                                             --------------        --------------
     Total current assets                                                         2,737,269             3,234,074
                                                                             --------------        --------------

Property and equipment:
   Research and development machinery and equipment                                 372,480               363,464
   Office furniture and fixtures                                                    158,085               158,085
   Computer equipment and software                                                  216,592               204,075
   Leasehold improvements                                                           139,350               139,350
   Molds                                                                            201,090               201,090
   Manufacturing equipment                                                           94,116                75,440
   Construction-in-progress                                                         644,593               207,795
                                                                             --------------        --------------
                                                                                  1,826,306             1,349,299
   Less accumulated depreciation and amortization                                  (952,215)             (901,392)
                                                                             --------------        --------------
     Net property and equipment                                                     874,091               447,907
                                                                             --------------        --------------

Intangible assets, net                                                              246,115               261,115

Other assets                                                                        128,438               114,633
                                                                             --------------        --------------
                                                                             $    3,985,913        $    4,057,729
                                                                             ==============        ==============


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $      468,257        $      295,598
   Accrued liabilities                                                              497,821               422,680
   Accrual for patent litigation expenses                                           291,363               791,365
   Deferred revenue                                                                  34,981               293,841
                                                                             --------------        --------------
     Total current liabilities                                                    1,292,422             1,803,484

Deferred revenue, net of current portion                                             55,000                77,500

Deferred rent                                                                         5,081                10,797

Note payable - long term                                                            500,000                     -
                                                                             --------------        --------------

     Total liabilities                                                            1,852,503             1,891,781
                                                                             --------------        --------------

Stockholders' equity:
   Preferred stock, $.001 par value; 30,000,000 shares authorized,
     no shares outstanding                                                                -                     -
   Common stock, $.02 par value; 70,000,000 shares authorized,
     44,629,445 and 44,457,995 shares issued and outstanding at
     September 30, 2005 and December 31, 2004, respectively                         892,589               889,160
   Additional paid-in capital                                                    42,153,783            42,007,866
   Deferred compensation                                                         (2,703,061)           (3,578,366)
   Accumulated deficit                                                          (38,209,901)          (37,152,712)
                                                                             --------------        --------------
     Total stockholders' equity                                                   2,133,410             2,165,948
                                                                             --------------        --------------
                                                                             $    3,985,913        $    4,057,729
                                                                             ==============        ==============


                      See accompanying notes to condensed consolidated financial statements.

                                                       3

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (Unaudited)



                                                                                       Three Months Ended
                                                                             -------------------------------------
                                                                              September 30,          September 30,
                                                                                   2005                  2004
                                                                             --------------         --------------
Revenues:
   Product sales and royalties                                               $    1,332,827         $    1,173,564
   Technology fees and licensing revenues                                            12,501                198,906
   Development fees and related services                                            376,136                247,866
                                                                             --------------         --------------
     Total revenues                                                               1,721,464              1,620,336

Cost of revenues                                                                    384,104                378,034
                                                                             --------------         --------------

     Gross profit                                                                 1,337,360              1,242,302
                                                                             --------------         --------------

Operating expenses:
   Research and development  (2005 total                                            754,539                526,038
     excludes amortization of deferred
     compensation of $109,854)
   Sales and marketing  (2005 total excludes                                        271,807                199,951
     amortization of deferred compensation of
     $5,481)
   General and administrative (2005 total excludes                                  323,472                343,478
     amortization of deferred compensation of
     $211,395)
   Amortization of deferred compensation                                            326,730                      -
                                                                             --------------         --------------

     Total operating expenses                                                     1,676,548              1,069,467
                                                                             --------------         --------------

Income (loss) from operations                                                      (339,188)               172,835
                                                                             --------------         --------------

Other income (expense):
   Interest income                                                                      973                  1,119
   Other income (expense)                                                           (13,070)                   213
                                                                             --------------         --------------

     Total other income (expense), net                                              (12,097)                 1,332
                                                                             --------------         --------------
Net income (loss)                                                            $     (351,285)        $      174,167
                                                                             ==============         ==============

Basic and diluted net income (loss) per common share                         $         (.01)        $          .00
                                                                             ==============         ==============

Basic and diluted weighted average number of
   common shares outstanding                                                     43,126,883             40,185,989
                                                                             ==============         ==============


                      See accompanying notes to condensed consolidated financial statements.

                                                       4

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (Unaudited)


                                                                                        Nine Months Ended
                                                                             -------------------------------------
                                                                              September 30,          September 30,
                                                                                  2005                   2004
                                                                             --------------         --------------
Revenues:
   Product sales and royalties                                               $    4,021,898         $    3,074,351
   Technology and license fees                                                      281,360                596,718
   Development fees and related services                                            743,911                391,639
                                                                             --------------         --------------
     Total revenues                                                               5,047,169              4,062,708

Cost of revenues                                                                  1,251,886                817,683
                                                                             --------------         --------------

     Gross profit                                                                 3,795,283              3,245,025
                                                                             --------------         --------------

Operating expenses:
   Research and development (2005 total excludes                                  2,133,116              1,786,503
     amortization of deferred compensation of
     $325,474)
   Sales and marketing (2005 total excludes                                         732,947                779,024
     amortization of deferred compensation of
     $13,600; 2004 excludes $9,300)
   General and administrative (2005 total excludes                                  993,812                984,829
     amortization of deferred compensation of
     $630,631)
   Amortization of deferred compensation                                            969,705                  9,300
                                                                             --------------         --------------

     Total operating expenses                                                     4,829,580              3,559,656
                                                                             --------------         --------------

Loss from operations                                                             (1,034,297)              (314,631)
                                                                             --------------         --------------

Other income (expense):
   Interest income                                                                    6,838                 28,229
   Other income (expense)                                                           (29,730)                   293
                                                                             --------------         --------------

     Total other income (expense), net                                              (22,892)                28,522
                                                                             --------------         --------------

Net loss                                                                     $   (1,057,189)        $     (286,109)
                                                                             ==============         ==============

Basic and diluted net loss per common share                                  $         (.02)        $         (.01)
                                                                             ==============         ==============

Basic and diluted weighted average number of
  common shares outstanding                                                      43,054,780             35,562,400
                                                                             ==============         ==============

Diluted net income (loss) per common share                                   $         (.01)        $          .00
                                                                             ==============         ==============
Diluted weighted average number of common shares
  outstanding                                                                    43,126,883             33,943,345
                                                                             ==============         ==============


                      See accompanying notes to condensed consolidated financial statements.

                                                       5

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                             -------------------------------------
                                                                              September 30,          September 30,
                                                                                  2005                   2004
                                                                             --------------         --------------
Cash flows from operating activities:
   Net loss                                                                  $   (1,057,189)        $     (286,109)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   65,822                 61,518
     Amortization of deferred compensation                                          964,557                  9,300
     Amortization of deferred financing costs                                        26,693                      -
     Changes in operating assets and liabilities:
       Accounts receivable                                                          (76,472)               (87,998)
       Inventory                                                                   (303,176)              (120,127)
       Prepaid expenses and other                                                    83,495                126,184
       Accounts payable                                                             172,659                (17,701)
       Accrued liabilities                                                         (424,860)              (485,499)
       Deferred revenue                                                            (281,360)              (477,968)
       Deferred rent                                                                 (5,716)                   773
                                                                             --------------         --------------
         Net cash used in operating activities                                     (835,547)            (1,277,627)
                                                                             --------------         --------------

Cash flows from investing activities:
   Purchase of property and equipment                                              (477,007)               (96,857)
   Purchase of intangible assets                                                          -                (44,819)
                                                                             --------------         --------------
         Net cash used in investing activities                                     (477,007)              (141,676)
                                                                             --------------         --------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                           19,596              1,054,030
    Proceeds from draw against note payable                                         500,000                      -
                                                                             --------------         --------------
              Net cash provided by financing activities                             519,596              1,054,030
                                                                             --------------         --------------


NET DECREASE IN CASH                                                               (792,958)              (365,273)

CASH AT BEGINNING OF PERIOD                                                       1,571,926              2,405,626
                                                                             --------------         --------------

CASH AT END OF PERIOD                                                        $      778,968         $    2,040,353
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

                                                       6

        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      Interim Condensed Consolidated Financial Statements

         The accompanying condensed consolidated financial statements have been prepared without an audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2004 Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005. The Company's significant accounting policies are set forth in Note 2 to the consolidated financial statements in the December 31, 2004 Annual Report on Form 10-KSB.

         The Company designs, develops, manufactures and markets proprietary disposable medical devices for clinician and patient safety. Their innovative safety devices are designed to maximize the efficiency and quality of healthcare, while minimizing the risk of accidental needlesticks, which are a leading cause of the spread of blood-borne diseases such as human immunodeficiency virus and autoimmunodeficiency syndrome, hepatitis B virus, and hepatitis C virus. Through proprietary design and manufacturing processes, the Company has developed multiple products based upon two patented technology platforms, FlexLoc(R) and SecureLoc(TM), which apply to virtually all medical needles used today.

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete product development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of market launches of new safety needle products and the level of sales of the Company's current products. As of September 30, 2005, the Company had accounts payable and accrued liabilities totaling $966,079. The Company also had an accrued patent litigation liability of $291,363 and current deferred revenue of $34,981, neither of which will require the use of cash. The accrued patent litigation liability, however, will be reduced or paid through royalties received from The Kendall Company under the Kendall Agreement (See Note 5 below). At September 30, 2005, the Company had cash and cash equivalents of $778,968. This cash, along with cash generated from the sale of products, development fees and royalties and $500,000 of committed funding from Galen Partners, a significant shareholder, is expected to provide sufficient cash for the Company to execute its business plan for the next twelve months.

         The Company accounts for stock-based compensation using Accounting Principles Board APB Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the Company's fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under those plans consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per common share would have changed to the pro forma amounts indicated below:

                                              Three months ended:             Nine months ended:
                                         September 30,  September 30,   September 30,     September 30,
                                             2005           2004            2005              2004
                                          ----------     ----------     -------------    ------------
Net income (loss) as reported             $ (351,285)    $  174,167     $ (1,057,189)    $   (286,109)
Add:  Stock-based employee compen-
  sation expense included in reported
  net income (loss)                          326,730              -          969,705            9,300
    Deduct: Total stock-based employee
      compensation expense determined
      under the fair value based method
      for all awards                        (157,947)      (303,862)        (473,841)        (911,586)
                                          ----------     ----------     -------------    ------------

Pro forma net loss                        $ (182,502)    $ (129,695)    $    (561,325)   $ (1,118,395)
                                          ==========     ==========     =============    ============

Basic and diluted net    As reported      $     (.01)    $      .00     $       (.02)    $       (.01)
  income (loss) per
  common share           Pro forma        $      .00     $      .00     $       (.01)    $       (.03)

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

         In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." SFAS 123R establishes that employee services received in exchange for share-based payments result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. As the Company qualifies as a small business issuer, the provisions of SFAS 123R become effective as of the beginning of the first fiscal year that begins after December 15, 2005. The Company is currently evaluating the effect the adoption of SFAS 123R will have on the Company's financial condition and results of operations.

(3)      Inventory

         At September 30, 2005 and December 31, 2004, inventory was comprised of the following:

                                         September 30, 2005   December 31, 2004
                                         ------------------   -----------------
          Raw materials                      $ 444,065           $ 182,202
          Work-in-process                       34,810               4,045
          Finished goods                       136,680             112,330
          Reserve for obsolete inventory       (25,801)            (12,000)
                                             ---------           ---------
          Total                              $ 589,754           $ 286,577
                                             =========           =========

(4)      Basic and Diluted Net Loss Per Common Share

         As a result of incurring net losses for the three and nine months ended September 30, 2005 and nine months ended September 30, 2004, both basic and diluted net loss per share for the periods are based on the weighted average number of common shares outstanding and the Galen Partners convertible promissory note. Unvested restricted stock, stock options and warrants are not included in the calculation of diluted net loss per common share for the periods because their inclusion would be antidilutive, thereby reducing the net loss per common share. At September 30, 2005, there were 1,502,562 unvested restricted shares and 244,250 common stock options and warrants outstanding with exercise prices ranging from $0.02 to $2.00 per share. For the three months ended September 30, 2004, 6,242,440 options and warrants outstanding, with exercise prices ranging from $0.02 to $2.00 per share, were included in the calculation of diluted net income per share. For the nine months ended September 30, 2004, 6,242,440 options and warrants with exercise prices ranging from $0.02 to $2.00 per share were excluded from the calculation because they were antidilutive.

                                                            For the three and nine months ended
                                                         September 30, 2005     September 30, 2004
                                                        --------------------- ---------------------
     Options and warrants outstanding                           244,250             6,242,440
     Unvested restricted stock outstanding                    1,502,562                     -
                                                              ---------             ---------
     Total securities excluded from net loss
       per share calculation                                  1,746,812             6,242,440
                                                              =========             =========

(5)      Commitments and Contingencies

         Purchase Order Commitments

         Due to the long lead-time of specialty needles and proprietary molded parts, which are critical components for the LiftLoc(R) and MiniLoc(TM) Safety Infusion Set product lines and the SecureLoc(R) Safety Introducer Needle, as of September 30, 2005 the Company had issued $510,319 in long-term purchase orders relating to these products. At December 31, 2004, the Company had $162,981 in long-term purchase order commitments.

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

         Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, the Company recorded a liability of $1,300,000 at December 31, 2003, which amount was the Company's estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due the Company through 2005. During the nine months ended September 30, 2005, Tyco withheld fifty percent of royalty payments due the Company, which amounts totaling $358,637 have been offset against the accrual. In the event litigation continues beyond 2005, the Company will incur additional costs related to this litigation. At September 30, 2005, the Company was not able to determine what additional amounts should be accrued. If Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan(TM) safety products in their current form.

(6)      Income Taxes

         When the Company has a year-to-date period with a pre-tax loss, no federal or state tax benefit is recognized since it is unlikely the Company will be able to realize the related tax benefit in the future.

(7)      Galen Partners Promissory Note

         On March 7, 2005, Galen Partners agreed to a six-month extension of its $1,000,000 promissory note agreement through September 30, 2005 in exchange for the issuance of warrants to purchase 40,000 shares of the Company's common stock at an exercise price of $0.02 per share. The Company had the right, at its sole option, to extend the agreement for an additional six-month period through March 31, 2006 for the issuance of warrants to purchase an additional 40,000 shares of the Company's common stock at an exercise price of $0.02 per share. All other terms and conditions of the original agreement remain unchanged in the subsequent agreement. Valuing the warrants utilizing the Black-Scholes valuation model, the issuance of the 40,000 warrants resulted in deferred financing costs of $35,351 that will be amortized ratably over the three and one-half year term of the agreement.

         On September 17, 2005, the Company elected to draw $500,000 against the promissory note, with the option to draw down the remaining $500,000 prior to March 31, 2006. Galen Partners agreed to extend the promissory note agreement for an additional six-month period without further consideration. The terms of the note provide that interest be paid at a rate of twelve percent (12%) per annum, with the interest being paid semiannually on each July 1 and January 1 for so long as the note remains outstanding. The note has a maturity date of September 13, 2008, at which time any outstanding principal and accrued interest must be paid in full. The note also provides that the Company may prepay all or any portion of the outstanding principal amount at any time without penalty upon not less than five business days' notice to Galen Partners. Galen Partners has the option to convert the entire outstanding principal amount due on the note into fully paid and nonassessable shares of common stock of the Company. The conversion price shall be 110% of the Company's average closing share price as reported on NASDAQ or the OTC Bulletin Board for the twenty consecutive trading days prior to the date of issuance of the note.



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

Overview

         We design, develop, manufacture, and market proprietary disposable medical devices for clinician and patient safety. Our innovative safety devices are designed to maximize the efficiency and quality of healthcare, while minimizing the risk of accidental needlesticks, which are a leading cause of the spread of blood-borne diseases such as human immunodeficiency virus and autoimmunodeficiency syndrome ("HIV/AIDS"), hepatitis B virus ("HBV") and hepatitis C virus ("HCV"). Through proprietary design and manufacturing processes, we have developed multiple products based upon two patented technology platforms, FlexLoc(R) and SecureLoc(TM), which apply to virtually all medical needles used today. We manufacture and market certain products, including LiftLoc(R) and MiniLoc(TM) Safety Infusion Sets, under our own label. We license or supply other products to leading manufacturers and marketers in the disposable medical products industry.

Three and Nine Months Ended September 30, 2005 and 2004

         During the three and nine months ended September 30, 2005, we had total revenues of $1,721,464 and $5,047,169, compared with total revenues of $1,620,336 and $4,062,708 for the comparable periods ended September 30, 2004. During the three and nine months ended September 30, 2005, we recognized $1,332,827 and $4,021,898 in revenue from product sales and royalties, $12,501 and $281,360 in technology and license fees, and $376,136 and $743,911, respectively, in development fees and related services. Costs incurred to generate revenues during the 2005 periods were $384,104 and $1,251,886, respectively. During the three and nine months ended September 30, 2004, we recognized product sales and royalties of $1,173,564 and $3,074,351, technology and license fees of $198,906 and $596,718, and development fees and related services of $247,866 and $391,639, respectively. Costs incurred to generate revenues during the 2004 periods were $378,034 and $817,683, respectively. The significant increase in product sales and royalties during 2005 is the result of increased market penetration of LiftLoc(R) Safety Infusion Set and the first shipments of our new MiniLoc(TM) Safety Infusion Set in September. The decrease in license fee revenue is related to the completion in April 2005 of the amortization of upfront license fees received from Tyco. Increased development revenue in 2005 resulted primarily from funding related to the Tyco bone biopsy and Bard Huber needle projects. The decrease in gross profit margin in 2005 is attributable to the full amortization of the license fees, to which no related expenses are attached, and the increase in development fee revenue, which carries much lower margins than our other revenue sources.

         Research and development ("R&D") expenses were $864,393 and $2,458,590, respectively, for the three and nine months ended September 30, 2005, which includes $109,854 and $325,474, respectively, in amortization of deferred compensation arising from the October 2004 exchange of stock options for restricted stock, compared with $526,038 and $1,786,503, respectively, for the comparable periods of 2004. Our R&D efforts during the nine-months ended September 30, 2005, focused on development work related to commercialization of our SecureLoc(TM) technology, the development and commercialization of MiniLoc(TM) Safety Infusion Set, our next generation safety Huber needle, and continued market support of our LiftLoc(R) Safety Infusion Set product line. The majority of the increase is related to the amortization of deferred compensation, as discussed above, with the remainder related to additional temporary employees retained to accelerate the commercialization of the products under development.

         Sales and marketing expenses were $277,288 and $746,547, respectively, for the three and nine months ended September 30, 2005, which includes $5,481 and $13,600, respectively, in amortization of deferred compensation arising from the October 2004 exchange of stock options for restricted stock. This compares with $199,951 and $788,324, respectively, for the comparable periods of 2004.

The increase in expenses for the three months ended September 30, 2005, reflects costs related to the hiring of an additional sales manager for the eastern United States to accelerate the introduction and market penetration of our new MiniLoc(TM) Safety Infusion Set and increases in promotional and travel expenses related to that new product launch. Sales and marketing expenses will continue at higher levels through the remainder of 2005 as this product introduction continues.

         General and administrative expenses were $534,867 and $1,624,443, respectively, for the three and nine months ended September 30, 2005, which includes $211,395 and $630,631 respectively, in amortization of deferred compensation arising from the October 2004 exchange of stock options for restricted stock. This compares with $343,478 and $984,829, respectively, for the comparable periods of 2004. Amortization of deferred compensation accounts for the majority of the year-to-year increase. The balance of the 2005 expenses have been maintained at levels comparable to those in 2004.

         Total other expense was ($12,097) and ($22,892), respectively, for the three and nine months ended September 30, 2005, compared with other income of $1,332 and $28,522, respectively, for the comparable periods of the prior year. These changes result from a decrease in interest earned on deposited funds in 2005, coupled with the amortization of deferred finance costs related to the issuance of warrants to Galen Partners in March 2005 in consideration for the promissory note agreement.

         We recognized no tax benefit from our year-to-date pre-tax losses in 2005 and 2004.

         The net loss for the three and nine months ended September 30, 2005 was ($351,285) and ($1,057,189) respectively, resulting in net loss per common share of ($0.01) and ($0.02) for the respective periods. The comparable 2004 periods had net income of $174,167, or $0.00 per common share, for the three month period and a net loss of ($286,109), or ($0.01) per common share for the nine months. The increased net loss per share in 2005 is primarily attributable to the non-cash compensation charges discussed above.

Financial Position

         We had $778,968 in cash as of September 30, 2005, representing a decrease of $792,958 from December 31, 2004. Working capital as of September 30, 2005 was $1,444,847 compared to $1,430,590 as of December 31, 2004. This decrease in cash in 2005 was primarily due to the purchase of inventory and capital equipment and cash used to fund operating activities. The increase in working capital is primarily due to higher inventory levels required to manufacture and stock in preparation for our new product launches.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities, the sale of technology and patents, product sales and royalties, development fees, technology and license fees, proceeds from a convertible note and proceeds from the exercise of common stock options. We used net cash in operating activities of $965,297 during the nine months ended September 30, 2005, a reduction of $312,330 compared to the $1,277,627 used during the same period in 2004. The reduction results from our significantly increasing revenue in 2005, while maintaining operating expenses at a level similar to 2004. Also, during the nine months ended September 30, 2005, net cash of $477,007 was used in investing activities, compared with $141,676 for the same period in 2004. This investment activity was primarily related to capital equipment purchases related to the development of MiniLoc(TM) and SecureLoc(R) manufacturing lines. Cash proceeds of $500,000 were received from the convertible note with Galen Partners and $19,594 was realized from the issuance of common stock during the nine months ended September 30, 2005. Cash proceeds of $1,054,030 were received from the issuance of common stock during the same period in 2004.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete product development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of market launches of new safety needle products and the level of sales of our current products. As of September 30, 2005, we had accounts payable and accrued liabilities totaling $966,079. We also had an accrued patent litigation liability of $291,363 and current deferred revenue of $34,981, neither of which will require the use of cash. The accrued patent litigation expense, however, will be reduced or paid through royalties received from The Kendall Company under the Kendall Agreement (described below). At September 30, 2005, we had cash and cash equivalents of $778,968. This cash, along with cash generated from the sale of products, development fees and royalties and $500,000 of committed funding from Galen Partners, a significant shareholder, is expected to provide sufficient cash for us to execute our business plan for the next twelve months.

         Our significant non-cancelable operating lease obligations as of September 30, 2005 are as follows:



                                                              Operating
         Year Ending December 31, (1)                           Leases
         ----------------------------                           ------
         2005..................................................$ 65,099
         2006.................................................  130,199
                                                               --------
                                                               $195,298
                                                               ========
     -----------------------------
(1) The amounts for the year ending December 31, 2005 include only payments to be made after September 30, 2005.

         Due to the long lead-time of critical components for our LiftLoc(R) and MiniLoc(TM) Safety Infusion Set product lines and our SecureLoc(R) Safety Introducer Needle, as of September 30, 2005 we had issued $510,319 in long-term purchase orders relating to these products.

Common Stock

         Purchases of stock by employees through the Employee Stock Purchase Plan resulted in the issuance of 23,950 shares of common stock and 147,500 shares of restricted stock were granted certain employees under the 2004 Stock Incentive Plan during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, 112,500 shares of common stock were purchased under the Employee Stock Purchase Plan and 1,250,000 shares of restricted common stock were issued through a private placement to certain accredited and sophisticated investors.

Stock Options and Warrants

         On March 7, 2005, Galen Partners agreed to a six-month extension of the promissory note agreement through September 30, 2005 in exchange for the issuance of warrants to purchase 40,000 shares of our common stock at an exercise price of $0.02 per share. On September 17, 2005, we elected to draw $500,000 against the promissory note, with the option to draw down the remaining $500,000 prior to March 31, 2006. Galen Partners agreed to extend the promissory note agreement for an additional six-month period without further consideration. All other terms and conditions of the original agreement remain unchanged in the subsequent agreement. Valuing the transaction utilizing the Black-Scholes valuation model, the issuance of these warrants resulted in a charge of $35,351 that will be amortized ratably over the three and one-half year term of the agreement.

         As of September 30, 2005, we had outstanding stock options granted that are exercisable for 124,250 shares of common stock at exercise prices ranging from $1.00 to $2.00 per share and issued warrants that are exercisable for 120,000 shares of common stock at an exercise price of $0.02 per share. The exercise of all such stock options and warrants would result in an equity infusion of $156,219. All of the stock options are out of the money at September 30, 2005, and there can be no assurance that any of the stock options or warrants will be exercised.

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

         We received no upfront fees in 2005 or 2004. Upfront payments received in prior years are being recognized ratably over the life of the respective agreements.

         Product revenues are recognized when persuasive evidence of an arrangement exists, risk of loss and title has transferred to our customers, the fee is fixed or determinable and collection is probable. Rights of return for manufactured product are dependent upon the agreement. No right of return is provided for product manufactured under private label, as such product is custom manufactured to order for those distributors. Product manufactured and distributed under our own label does provide rights of return in the case of shipping errors or product received in damaged condition. In addition, distributors have the right, on a quarterly basis, to request the return of excess or slow moving inventory. An accrual for product returns, calculated using historical data, is made at the end of each quarter.

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

Long-Lived Assets

         We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable. When factors indicate an asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset

Stock Based Compensation

         We have chosen to account for stock options granted to employees and directors under the recognition and measurement principles of APB Opinion 25 instead of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation".

Recent Accounting Pronouncements

         In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." SFAS 123R establishes that employee services received in exchange for share-based payments result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. As we qualify as a small business issuer, the provisions of SFAS 123R become effective as of the beginning of the first fiscal year that begins after December 15, 2005. We are currently evaluating the effect the adoption of SFAS 123R will have on our financial condition and results of operations.

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

Product Agreements

License Agreements

         Kendall

         In November 1999, we entered into a Development and License Agreement with The Kendall Company ("Kendall"), a division of Tyco Healthcare Group LP, relating to the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective in March 2000. In April 2000, we received $1,464,956 under the Kendall Agreement. We received an additional $1,000,000 in November 2002 in exchange for assigning to Kendall the FlexLoc(R) and ReLoc(TM) trademarks and two related U.S. patents and their progeny for a technology. Both of these payments are being recognized ratably over the life of the Kendall Agreement. The assignment of the patent rights to Kendall provides for the Company's retention of an exclusive, royalty-free license in a number of strategic product areas. The Kendall Agreement also provides for us to receive development fees and ongoing royalties, including a $500,000 advance royalty payment that was also received in November 2002.

         In April 2002, we entered into a Second Development and License Agreement with Kendall relating to blood collection needles and blood collection needle/holder combinations. Under the terms of the agreement, we receive reimbursement for research and development expenses, payments related to the achievement of certain regulatory and sales milestones, and on-going royalty payments on all product sales. The term of the Kendall agreements are for the life of the patent.

         Merit Medical

         In January 2001, we entered into a License Agreement with Merit Medical Systems, Inc.("Merit") relating to the manufacture and marketing of safety needle devices for angiographic guidewire introducers. We received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably over the estimated five-year life of the Merit Agreement. Under the terms of the Merit Agreement, we receive ongoing royalties on net product sales, and began receiving minimum royalty payments in 2002.


         TAP Pharmaceutical Products

         In July 2002, we entered into a Development and License Agreement with TAP Pharmaceutical Products Inc. ("TAP") whereby TAP acquired the right to attach our proprietary safety needle device to TAP's pre-filled syringes. The TAP Agreement has an effective date of January 1, 2002. Under the TAP Agreement, we receive reimbursement for research and development expenses, payments related to the achievement of certain development and regulatory milestones, and on-going royalty payments based upon the number of pre-filled syringes manufactured with our proprietary safety needle device. The TAP Agreement is for a minimum period of three years.

         Becton, Dickinson and Company

         In August 2003, we entered into a License Agreement with Becton, Dickinson and Company ("BD") relating to the manufacture and marketing of safety needle devices for spinal and epidural needles and certain other specialty needles sold by BD. Under the terms of the agreement, we receive reimbursement for certain research and development expenses, payments related to the achievement of certain regulatory and commercialization milestones, and on-going royalty payments on all product sales. The BD agreement is for the life of the patent.

Distribution Agreements

         Bard Access Systems

         In September 2001, we entered into a Distribution Agreement with Bard Access Systems, Inc.("Bard") whereby Bard acquired the non-exclusive right to promote, market, distribute and sell LiftLoc(R) Safety Infusion Set, which we manufacture, to hospitals and group purchasing organizations. The Bard Agreement excludes alternate site locations. Under the terms of the agreement, we sell finished product to Bard for marketing under Bard's private label. The Bard Agreement is for a two-year period from the initial date of product launch, and automatically renews for successive one-year terms unless terminated by either party in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

         In September 2005, we entered into a Development, Distribution and Supply Agreement with Bard Access Systems, Inc. whereby Bard acquired the exclusive right to promote, market, distribute and sell a power injectable safety infusion set, which we manufacture, to hospitals and alternate care sites throughout the world. Under the terms of the agreement, we sell finished product to Bard for marketing under Bard's private label. The Bard Agreement is for a five-year period from the execution date of the agreement, and automatically renews for successive one-year terms unless terminated by either party in writing not less than 90 days prior to the expiration of the initial term or any renewal term.

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

         Cardinal Health

         In August 2002, we entered into a Distribution Agreement with Cardinal Health ("Cardinal"), formerly named Allegiance Healthcare Corporation, whereby Cardinal acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, Cardinal purchases SHPI branded product from us for resale to Cardinal's end-user customers. The Cardinal Agreement shall continue until 90 days after written notice of termination is received by either party.

         ExelInt International

         In May 2003, we entered into a Distribution Agreement with ExelInt International, Company ("Exel") whereby Exel acquired the non-exclusive right to promote, market, distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, we sell finished product to Exel for marketing under Exel's private label. Exel is subject to minimum purchase requirements. The Exel Agreement is for a five-year period and automatically renews for successive five-year terms unless terminated by either party in writing not less than 180 days prior to the expiration of the initial term or any renewal term. In October 2005, we extended the term of the agreement for an additional one-year period and added the MiniLoc(TM) Safety Infusion Set to the products marketed and distributed by Exel under the agreement.

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

         In December 2003, we entered into a Distribution Agreement with Biometrix Ltd. ("Biometrix") whereby Biometrix acquired the right to distribute and sell LiftLoc(R) Safety Infusion Set in Israel. Under the terms of the agreement, Biometrix purchases SHPI branded product from us for resale to their end-user customers. The agreement is for a three-year term and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term

         Tyco Healthcare

         In June 2004, we entered into a worldwide Development and OEM Supply/Distribution agreement with Tyco Healthcare for the marketing and sale of safety bone marrow biopsy needles. Under the terms of the agreement, Tyco Healthcare will purchase safety and conventional bone marrow biopsy needles from us, as well as reimburse us for certain research and development expenses related to product commercialization. The Tyco Healthcare agreement is for an initial term of three years during which it is noncancellable. After the initial three-year term, it automatically renews for additional one-year terms unless terminated in writing by Tyco Healthcare upon 180 days notice.

         Merit Medical

         In October 2005, we entered into a Purchase Agreement with Merit Medical for the marketing and sale of our SecureLoc(TM) Safety Introducer Needle. Under the terms of the agreement, Merit Medical will purchase safety introducer needles from us. The agreement is for an initial term of five years. After the initial five-year term it automatically renews for additional five-year terms unless terminated in writing by either party upon 90 days notice.

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

Item 3.  Controls and Procedures

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended September 30, 2005, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.


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

         Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, we have recorded a liability of $1,300,000 at December 31, 2003, which amount was our estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI through 2005. During the nine months ended September 30, 2005, Tyco withheld fifty percent of royalty payments due us, which amounts totaling $358,637 have been offset against the accrual. In the event litigation continues beyond 2005, we will incur additional costs related to this litigation. At September 30, 2005, we were unable to determine what additional amounts should be accrued. If Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan(TM) safety products in their current form.

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

10.3 Employment Agreement with Mr. Paul S. Evans. (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB, dated December 31, 2001).

10.4 Form of Indemnity Agreement with Executive Officers and Directors (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-QSB, dated March 31, 2005).

10.5 License Agreement by and among Merit Medical Systems, Inc. and Safety Syringe Corporation (Incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB, dated December 31, 2000).

10.6 Specialized Health Products International, Inc. 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2004).

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

10.19 Development, Distribution and Supply Agreement, dated September 22, 2005, by and between Specialized Health Products International, Inc. and Bard Access Systems, Inc. (Incorporated by reference to Exhibit
         10.1 of the current report on Form 8-K filed September 22, 2005 by the Company).

10.20 Amendment No. 1 to the Purchase Agreement between Specialized Health Products International, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated September 1, 2005).

10.21 Form of $500,000 Promissory Note to be Issued to Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, dated September 1, 2005).

10.22 Development, Distribution and Supply Agreement by and between the Specialized Health Products International, Inc. and Bard Access Systems, Inc., dated September 22, 2005 (Incorporated by reference to
         Exhibit 10.1 of the Company's Current Report on Form 8-K, dated September 22, 2005).

31.1 Certification by Jeffrey M. Soinski under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Keith L. Merrell under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Jeffrey M. Soinski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Keith L. Merrell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K:

         On August 10, 2005, the Company filed a current report on Form 8-K reporting under Item 2.02 its second quarter 2005 financial results.

         On September 8, 2005, the Company filed a current report on Form 8-K reporting under Items 1.01, 2.04 and 9.01an amendment to a Purchase Agreement between the Company and Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P.

         On September 26, 2005, the Company filed a current report on Form 8-K reporting under Item 1.01 the execution of a Development, Distribution and Supply Agreement between the Company and Bard Access Systems, Inc.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.




Date: November 8, 2005          By  /s/ Jeffrey M. Soinski
                                   --------------------------------------------
                                   Jeffrey M. Soinski
                                   President, Chief Executive Officer, Director




Date: November 8, 2005          By     /s/ Keith L. Merrell
                                   --------------------------------------------
                                   Keith L. Merrell
                                   Acting Chief Financial Officer