Form 10KSB
period 2005-12-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2006-03-10
CIK 790228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO ____________ .

                         Commission File Number: 0-26694


                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
                 -----------------------------------------------
                 (Name of small business issuer in its charter)


         Delaware                                               93-0945003
----------------------------                                -------------------
(State or other jurisdiction                                 (I.R.S Employer
    of incorporation)                                       Identification No.)

         585 West 500 South, Bountiful, Utah 84010            84010
         -----------------------------------------          ----------
         (Address of principal executive offices)           (Zip Code)

                   Issuer's telephone number: (801) 298-3360

Securities registered under Section 12(b) of the Exchange Act:

                                      None.

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.02 per share
                     --------------------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: Yes [X] No [ ].

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

State issuer's revenues for its most recent fiscal year: $6,981,544

The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of March 7, 2006 was approximately $12,118,675.

As of March 7, 2006, the issuer had 44,629,445 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the issuer's definitive Proxy Statement for the 2006 annual meeting of stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.]

Transitional Small Business Disclosure Format:  Yes [ ]; No [X].

                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2005




                                     PART I

Item 1.     Description of Business............................................4
Item 2.     Description of Property...........................................18
Item 3.     Legal Proceedings.................................................18
Item 4.     Submission of Matters to a Vote of Security Holders...............19


                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters..........20
Item 6.     Management's Discussion and Analysis or Plan of Operation.........20
Item 7.     Financial Statements..............................................37
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......................................37
Item 8A.    Controls and Procedures...........................................37
Item 8B.    Other Information.................................................37

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act...............39
Item 10.    Executive Compensation............................................43
Item 11.    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.................................43
Item 12.    Certain Relationships and Related Transactions....................45
Item 13.    Exhibits..........................................................46
Item 14.    Principal Accountant Fees and Services............................46

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

                                     PART I

Item 1. Description of Business

Overview

         We design, develop, manufacture and market proprietary disposable medical devices for clinician and patient safety. Our innovative safety devices are designed to maximize the efficiency and quality of healthcare, while minimizing the risk of accidental needlesticks, which are a leading cause of the spread of blood-borne diseases such as human immunodeficiency virus and autoimmunodeficiency syndrome ("HIV/AIDS"), hepatitis B virus ("HBV") and hepatitis C virus ("HCV"). Through proprietary design and manufacturing processes, we have developed multiple products based upon two patented technology platforms, FlexLoc(R) and SecureLoc(TM), which apply to virtually all medical needles used today. We manufacture and market certain products, including LiftLoc(R) and MiniLoc(TM) Safety Infusion Sets and SecureLoc(TM) Safety Introducer Needle, under our own label. We license or supply other products to leading manufacturers and marketers in the disposable medical products industry.

         Our business model is to enter into licensing, original equipment manufacturing ("OEM") supply, or distribution agreements for our products, rather than engage in direct sales of products to end-users on our own. We have entered into product agreements relating to specific technologies and product lines with The Kendall Company ("Kendall"), a division of Tyco Healthcare Group LP ("Tyco Healthcare"), Bard Access Systems, Inc. ("Bard"), Becton, Dickinson and Company ("BD"), TAP Pharmaceutical Products Inc. ("TAP"), Merit Medical Systems, Inc. ("Merit"), and Exelint International Co. ("Exel"). We have distribution agreements in place with Cardinal Health ("Cardinal"), Medline Industries, Inc. ("Medline"), Physician Sales and Service, Inc. ("PSS"), and several other specialty distributors for products marketed under our own SHPI ("SHPI" is used for Specialized Health Products International, Inc.) label. Additional discussions are ongoing with potential partners for other product applications of our proprietary technologies.

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

         We introduced our first safety needle products into the U.S. market in 2002. Seven product lines based upon our proprietary safety needle technologies are currently marketed in the U.S. These products are discussed in detail in the Our Products section below and include the following:

         o        Monoject Magellan(TM) - safety syringe needle (Kendall)
         o LiftLoc(R) Safety Infusion Set - safety Huber needle (Bard and Exel private label and SHPI branded)
         o Majestik(TM) Shielded Needle - safety angiographic introducer needle (Merit)
         o        LuproLoc(TM) - pre-filled syringe safety needle (TAP)
         o Monoject Magellan(TM) Blood Collector - safety blood collection device (Kendall)
         o MiniLoc(TM) Safety Infusion Set - safety Huber needle (Bard and Exel private label and SHPI branded)
         o SecureLoc(TM) Safety Introducer Needle - safety introducer needle (OEM supply and SHPI branded)

         We expect to launch several additional new products over the next three years based upon our SecureLoc(TM) platform technology. SecureLoc(TM) comprises an integral safety capsule that automatically senses the end of the needle as it is advanced down the needle shaft, and instantly locks-out to fully encapsulate the needle tip. This innovative technology is ideal for long specialty needles and introducer needle applications. It is designed to work on virtually any gauge or length of needle, and addresses several categories without a currently available safety solution.

         We have product agreements in place pertaining to four additional product lines based upon our SecureLoc(TM) platform technology. In 2003, we signed a worldwide development and license agreement for safety-engineered spinal and epidural needles with BD, the worldwide leader in spinal needles. Products subject to this agreement will compete in the estimated $200 million U.S. spinal and epidural needle market. In June 2004, we completed a development and OEM supply agreement for safety and conventional bone marrow biopsy needles with Tyco Healthcare, one of the leading U.S. marketers of bone marrow biopsy needles. We believe that the safety spinal needles we are developing for BD and the safety bone marrow biopsy needles we are developing for Tyco Healthcare have the potential to be the first safety products available in their respective categories. In December 2005, we signed a non-exclusive worldwide license agreement for a passive safety IV catheter with an undisclosed multinational medical products company. Products subject to this agreement will compete in the estimated $255 million U.S. IV catheter market.

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

Our Products

         We have multiple product applications based upon our two primary platform safety needle technologies, FlexLoc(R) and SecureLoc(TM). These proprietary technologies are protected by issued or pending U.S. patents, with corresponding foreign filings. Our primary research and development, business development and marketing efforts are focused on the following product lines:

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

         Kendall initiated its U.S. market launch of a proprietary line of safety syringe needles based upon this technology in the second calendar quarter of 2002, subsequent to receiving 510(k) clearance from the FDA in 2001. Kendall is marketing the product line under the brand name Monoject Magellan(TM). The

Monoject Magellan(TM) product line includes a wide variety of needle lengths and gauges, and primarily competes in the $260 million U.S. safety needle and syringe market. Kendall launched the MonoJect Magellan(TM) product into key international markets in the fourth quarter of 2004.

         Safety Huber Needle Devices

         LiftLoc(R) Safety Infusion Set

         Our LiftLoc(R) Safety Infusion Set incorporates a Huber type needle into an integral safety needle device. This product is designed for use with a vascular access infusion system (used to infuse fluids, drugs, or for blood sampling) and is specifically designed to access surgically implanted, subcutaneous vascular ports on a repeated basis. Patients with implanted ports require access by Huber needles frequently over periods extending from six months to a year. A major cause of accidental needlestick injuries to healthcare workers from Huber needles is due to the "rebound effect" which occurs during needle withdrawal from the implanted port. This needle presents a high risk for transmission of blood-borne pathogens, since it is hollow-bore and potentially blood-contaminated at the time of removal.

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

         In the second calendar quarter of 2003, we entered into a Distribution Agreement (the "Exel Agreement") with Exel whereby Exel acquired the non-exclusive right to promote, market, distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, we sell finished product to Exel for marketing under Exel's SecureTouch(R) private label. Exel is subject to minimum purchase requirements under the terms of the agreement.

         We distribute LiftLoc(R) Safety Infusion Set under the SHPI label through non-exclusive distribution agreements with Cardinal Health, Medline, PSS, Medical Specialties Distributors, Inc. ("Medical Specialties"), Omni Medical Supply, Inc. ("Omni"), Briggs Corporation ("Briggs"), Wolf Medical Supply, Inc. ("Wolf Medical"), and Henry Schein, Inc. ("Henry Schein"), distributors with a strong presence in the oncology, chronic hematology, and long-term intravenous nutritionals markets. In addition, we entered into a distribution agreement with Biometrix Ltd. ("Biometrix") for the distribution of LiftLoc(R) in Israel. Under the terms of the distribution agreements, LiftLoc(R) distributors purchase product from us for resale to their end-user customers.

         We received 510(k) clearance from the FDA for LiftLoc(R) Safety infusion Set in 2001, and initiated the U.S. market launch of the product line under our SHPI label in September 2002. Bard initiated its U.S market launch of LiftLoc(R) Safety Infusion Set under the Bard label in December 2002. The LiftLoc(R) Safety Infusion Set product line includes a wide variety of needle lengths and gauges. It competes in the $60 million U.S. Huber needle market.

         MiniLoc(TM) Safety Infusion Set

         MiniLoc(TM) Safety Infusion Set is our second entry into the growing safety Huber needle market. Similar to our LiftLoc(R) Safety Infusion Set product, MiniLoc(TM) incorporates a Huber type needle with an integral safety needle device. However, MiniLoc(TM) Safety Infusion Set is based upon a new proprietary technology that enables state-of-the-art protection in an ultra-low profile device. MiniLoc(TM)'s small footprint, needle forward design and enhanced angled tubing makes the product easy to dress, facilitates placement in dual lumen ports, and provides excellent site visibility. The product's proprietary design also enables controlled, easy engagement of the safety mechanism. MiniLoc(TM) has a smooth comfortable base that is designed for patient comfort, as well as specially lubricated needles that significantly reduce needle penetration force.

         We supply MiniLoc(TM) Safety Infusion Set on an OEM private label basis to Bard and Exel. We distribute MiniLoc(TM) under the SHPI label through non-exclusive distribution agreements with Cardinal Health, Medline, PSS, Medical Specialties, and Henry Schein. In addition, we have entered into an agreement with Angus Medical for the distribution of our MiniLoc(TM) product in Canada.

         We received 510(k) clearance from the FDA for MiniLoc(TM) Safety Infusion Set in May 2005, and initiated the U.S. market launch of the product line under our SHPI label in September 2005. Bard initiated its U.S. market launch of MiniLoc(TM) Safety Infusion Set under the Bard label in the fourth quarter of 2005. The comprehensive MiniLoc(TM) Safety Infusion Set product line includes a wide variety of needle lengths and gauges.

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

         In July 2002, we entered into a Development and License Agreement (the "TAP Agreement") with TAP (a joint venture between Abbott Laboratories and Takeda Chemical Industries, Ltd.), whereby TAP acquired the right to attach our proprietary safety needle device to their pre-filled syringes. The TAP Agreement has an effective date of January 1, 2002. Under the TAP Agreement, we have and will receive reimbursement for research and development expenses, payments related to the achievement of certain development and regulatory milestones, and on-going royalty payments based upon the number of pre-filled syringes manufactured with our proprietary safety needle device. The TAP Agreement is for a minimum period of three years. The TAP Agreement automatically renews for additional one year terms unless TAP provides written notice of termination at least ninety days prior to the expiration of the then current term.

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

         Kendall initiated its U.S. market launch of the Monoject Magellan(TM) safety blood collection product line in January 2004. This product line competes in the estimated $130 million U.S. blood collection needle market.

         Safety Angiographic Needles

         Angiographic needles are used to provide vascular access for the introduction of guidewires or other devices during diagnostic or therapeutic procedures, primarily in the fields of cardiology and radiology. Approximately 10 million angiography procedures are performed each year worldwide.

         We have entered into a License Agreement (the "Merit Agreement") with Merit relating to the manufacture and marketing of safety needle devices for angiographic guidewire introducers. Merit is a leading manufacturer and marketer of proprietary disposable products used in cardiology and radiology procedures. We received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably by us over the estimated five-year life of the Merit Agreement. Under the terms of the Merit Agreement, we will receive ongoing royalties on net product sales and began receiving minimum royalty payments in 2002.

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

         Safety Introducer Needles

         Introducer needles are an important component in sterile procedure kits and trays used in the fields of interventional cardiology, interventional radiology, and for general vascular access. Introducer needles are estimated to represent a $29 million U.S. market. SecureLoc(TM) Safety Introducer Needle is our safety entry into this growing market. We believe that the SecureLoc(TM) Safety Introducer Needle offers several compelling features and benefits to the end user, including:

         o an integral safety mechanism to reduce the risk of accidental needlesticks,
         o        the ability to activate the safety device over a guidewire,
         o specially lubricated needles to minimize needle penetration forces,
         o        a funneled hub for smooth guidewire introduction, and
         o an ergonomic handle to facilitate grip, stability and needle control during procedure.

         We received 510(k) clearance from the FDA for SecureLoc(TM) Safety Introducer Needle in February 2005, and initiated our U.S. market launch of the product line under our SHPI label in December 2005. We are providing SecureLoc(TM) Safety Introducer Needle to OEM customers on a bulk, non-sterile basis for inclusion in procedural kits and trays primarily in the fields of cardiology, radiology, and general vascular access. We also plan to supply the SecureLoc(TM) product to OEM customers on an individually packaged single, sterile basis.

         In October 2005, we entered into a non-exclusive Distribution Agreement (the "2nd Merit Agreement") with Merit relating to the OEM supply of SecureLoc(TM) Safety Introducer Needle. We continue to be engaged in discussions with multiple other large potential OEM customers for the supply and distribution of the SecureLoc(TM) Safety Introducer Needle.

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

         Due to their length, these specialty needles present unique challenges for developing an effective safety system that does not interfere with clinical technique. We believe that our SecureLoc(TM) technology effectively addresses these challenges. SecureLoc(TM) is an integral safety needle device that automatically senses the end of the needle as it advances down the needle shaft and instantly locks out to fully encapsulate the needle tip. The SecureLoc(TM) safety device is unobtrusive and does not interfere with clinical technique. This innovative technology is designed to work on virtually any gauge or length of needle, and addresses several categories without a currently available safety solution. We have developed an extensive intellectual property portfolio for this technology, with U.S. and foreign patents issued or pending.

         We are developing multiple product applications of SecureLoc(TM), and launched our first commercial product based upon this technology, SecureLoc(TM) Safety Introducer Needle, into the U.S. market in December 2005. We have product agreements in place pertaining to four additional product lines based upon our SecureLoc(TM) platform technology.

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

         In December 2005, we entered into a non-exclusive License Agreement (the "Agreement") with an undisclosed multinational medical products company relating to the manufacture and marketing of safety peripheral IV catheter devices (the "Technology"). The Agreement provides for us to receive $500,000 upon execution of the Agreement, $250,000 upon the issuance of the first patent relating to the Technology, $250,000 upon the first date that commercial sale of product incorporating the Technology, and on-going royalty payments based on net sales of product incorporating the Technology.

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

         It is estimated that at least 1,000 healthcare workers annually contract serious, potentially life-threatening infections from accidental needlestick and sharps injuries in the U.S. Estimates also suggest that safety needle devices may prevent more than 80% of all needlestick injuries. Testing and treatment of needlestick injuries costs the U.S. healthcare system between $750 million and $1 billion each year. The average cost of treating a needlestick injury not resulting in the transmission of a disease is between $450 and $800 per incident, which only considers the direct costs associated with HBV, HCV and HIV screens and employee lost time. According to the American Hospital Association, a single case of serious blood-borne pathogen infection can cost more than $1 million in expenses for follow-up testing, lost work time and disability payments. Even if no infection occurs as a result of the injury, the average cost of treating a high-risk exposure is estimated to be about $3,000 per needlestick. According to the CDC, the 1998 infection rate following a single needlestick injury with a contaminated needle or other sharp was between 6% and 30% for HBV, 0.5% and 2% for HCV, and about 0.3% for HIV. 85% of the healthcare workers infected with HCV become chronic carriers of the virus. Treatment of HCV is very expensive, averaging $1,700 per month. Treatment for HIV is also expensive, with costs averaging up to $6,000 per month. Accidental needlesticks are the cause of 86% of all occupationally acquired cases of HIV/AIDS.

         While we expect government regulations to continue to increase conversions to safety products in the future, the greatest obstacle to conversion in certain product categories may be availability of well-designed and cost-efficient safety products. We believe that pressure is increasing from the government and private sectors for the healthcare industry to develop medical devices that will provide a safer working environment for healthcare and related workers and patients. Our products are intended to address the demand for medical devices that reduce the risk of accidental exposure to blood-borne diseases.

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

         For products that we supply on an OEM private label basis or market under our own SHPI label, such as LiftLoc(R) and MiniLoc(TM) Safety Infusion Sets, we have established a small field sales force and customer service operation to provide sales and marketing support to our corporate partners and qualified distributors. This support includes development and supply of marketing materials, active lead generation through participation in trade shows, outbound telemarketing and sales presentations, in-service participation and customer service support.

Manufacturing and Facilities

         Products being developed under OEM supply or distribution agreements are manufactured under our authority and supervision by a qualified contract manufacturer headquartered in Vista, California, with FDA and ISO compliant assembly facilities in Tijuana, Mexico. In 2002, we began producing our LiftLoc(R) Safety Infusion Set and Patient Comfort Pad(TM) at an ISO 9002 qualified contract manufacturer. We began producing our MiniLoc(TM) Safety Infusion Set and SecureLoc(TM) Safety Introducer Needle product lines at this same facility in the second half of 2005. Products subject to licensing agreements are manufactured by our corporate partners. The materials used to produce our products are generally widely available. We do not anticipate difficulty in obtaining such materials.

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

         Our facilities include 15,574 square feet of leased space. Our primary use of the space is for offices. However, our facility also includes designated laboratory space for the development and testing of product prototypes, and a dedicated machine shop to support our product development activities. In 2002, we established a controlled warehouse, customer service and pick, pack and ship operation at our facility to support sales of LiftLoc(R) and MiniLoc(TM) Safety Infusion Sets, SecureLoc(TM) Safety Introducer Needle, and additional manufactured products.

Patents and Proprietary Rights

         Our policy is to seek patent protection for all developments, inventions and improvements that are patentable and which have potential value to us and to protect as trade secrets other confidential and proprietary information. We intend to vigorously defend our intellectual property rights to the extent our resources permit.

         We have two primary platform safety needle technologies covered by issued or pending U.S. patents, with corresponding foreign filings. The patents referred to above first begin to expire in 2013.

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

         Under the Kendall Agreement, Tyco Healthcare has the right to withhold up to fifty percent (50%) of royalties due as an offset against litigation expenses related to charges of infringement by a third part for the manufacture, use or sale of licensed product. This right continues during the period in which such litigation is pending. If, as a result of a judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due us on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to us. Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, we recorded a liability of approximately $1,300,000 at December 31, 2003, which amount was our estimate of the portion of costs associated with BD's lawsuit against Tyco Healthcare that Tyco Healthcare would withhold against the royalties due SHPI through 2005. During the twelve month contract periods ended September 30, 2004 and 2005, Tyco Healthcare withheld fifty percent of royalty payments due us, which amounts totaling $1,000,000 have been offset against the accrual. Based on information obtained during the fourth quarter of 2005, we now anticipate the litigation will continue at least through 2007. Accordingly, we recorded an additional liability of $1,095,200 at December 31, 2005, which amount was our estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due us during 2006 and 2007. In the event litigation continues beyond 2007, or if Tyco Healthcare ultimately loses the case on appeal, additional liabilities may accrue. If Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan(TM) safety products in their current form. Additional litigation to enforce patents, to protect proprietary information, or to defend us against alleged infringement of the rights of others may occur. Such litigation would be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations and financial condition.

Research and Development

         We have devoted a substantial portion of our efforts to designing and developing healthcare products. To date, research and development expenditures have resulted in our ownership of, or right to, in excess of 120 patents and patent applications worldwide. We spent $2,942,687 in 2005 (excluding $435,329 of amortization of deferred compensation) and $2,437,880 in 2004 (excluding $82,772 of amortization of deferred compensation) on research and development activities. Customer sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques for which we earned revenues were $1,111,906 in 2005 and $508,602 in 2004. We plan to continue research and development on our current products under development and new products. There is no assurance that our ongoing research and development activities will prove effective.

Government Regulation

         Product Approvals

         We are regulated by the FDA, pursuant to various statutes, including the Federal Food, Drug and Cosmetic ("FD&C") Act, as amended and supplemented by the Medical Device Amendments of 1976 (the "1976 Amendments") and other related medical device legislatively enacted statutes. Although our focus in the past has been on the design and development of devices, we anticipate that as we engage in more OEM manufacturing, we will become increasingly active in pursuing regulatory approvals. We have submitted and received FDA clearance for our LiftLoc(R) Safety Infusion Set and MiniLoc(TM) Safety Infusion Set. In addition, our strategic partners have received FDA clearances for Monoject Magellan(TM) Safety Syringe Needle, Monoject Magellan(TM) Safety Blood Collection Device, LuproLoc(TM) Pre-filled Syringe Safety Needle, and Majestik(TM) Shielded Angiographic Needle. We submitted a 510(k) application for our SecureLoc(TM) Safety Introducer Needle in January 2005 and received marketing clearance in February 2005. We plan to submit additional 510(k) applications for safety needle devices based upon our SecureLoc(TM) technology during 2006.

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

         Section 510(k) of the FD&C Act requires individuals or companies manufacturing medical devices intended for use with humans to file a notice with the FDA at least 90 days before introducing a product not exempted from notification requirements into the marketplace. The notice [a "510(k) Notification"] must state the class in which the device is classified and the actions taken to comply with performance standards or pre-market approval which may be needed if the device is a Class III device. If a company states the device is unclassified, it must explain the basis for that determination.

         In some cases obtaining pre-market approval for Class III devices can take several years. Product clearance pursuant to a 510(k) Notification can be obtained in much less time. The average time for 510(k) clearance for safety devices is currently 90 days. In general, clearance of a 510(k) Notification for a Class II device may be obtained if an applicant can establish that the new device is "substantially equivalent" to another device of that Class already on the market. This requires the new device to have the same intended use as a legally marketed predicate device and have the same technological characteristics as the predicate device. If the technological characteristics are different, the new device can still be found to be "substantially equivalent" if information submitted by the applicant (including clinical data if requested) supports a finding that the new device is as safe and effective and does not raise questions of safety or efficacy that are different from the predicate device.

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

         Foreign Regulation

         Distribution and sales of our products in countries other than the U.S. are subject to regulations in those countries. In December of 2003, we received certification to ISO 9001:94, ISO 13485:96 and EN46001:96 international quality systems standards. Following ISO certification, we were granted a CE Mark for our LiftLoc(R) Safety Infusion Set product line. The granting of the CE mark enables us to distribute products in Europe and to seek product registrations in other international markets. We have also been certified to CMDCAS ("Canadian Medical Device Conformity Assessment System"), which certification allows us to market products in Canada.

Competition

         The healthcare products market is highly competitive. Many of our competitors have longer operating histories, are substantially larger and are better financed and better situated in the market than we are. Our major competitors are identified below.

         The leading suppliers of syringe needles and syringes with needles are BD and Kendall. Terumo Medical Corporation ("Terumo") holds a minor U.S. market share. B. Braun Medical ("B. Braun") is a leader in Europe and Asia, while Terumo is a leader in Japan and the Pacific Rim. In addition to the major companies mentioned above, other developers of safety medical needles include The Med-Design Corporation (being acquired by us pursuant to the merger agreement dated November 21, 2005), ICU Medical, Inc., Now Medical Technologies, Retractable Technologies, Inc., Medisys Technologies, Inc., and Smiths Medical.

         Competitive suppliers of safety Huber needle products with an integral safety feature or mechanism include Now Medical, Smiths Medical, Rita Medical,

B. Braun, and Churchill Medical Ltd. We believe our LiftLoc(R) and MiniLoc(TM) Safety Infusion Sets provide significant advantages versus competitive safety Huber needle products on the market.

         Leading suppliers in the blood collection (phlebotomy) needle market are BD, Kendall and Terumo.

         The specialty needle market includes a wide variety of needles including Huber, spinal, epidural, biopsy, dental, dialysis, plasma aphaeresis, blood donor collection sets, guidewire introducer, PICC introducer, Veress and ophthalmic needles. Numerous companies compete within the various markets associated with each of these needles. These companies include Cardinal Health, Arrow, Bard, B. Braun, Kendall, Cook, Inc., BD, Rita Medical, Boston Scientific, Guidant, ICU Medical, Inc., Merit, Medtronic, Manan Medical Products, Hart Enterprises, Baxter International, Inc., Johnson & Johnson, Enpath, Needle Tech, Terumo, Daum, U.S. Biopsy, Kimberly Clark Corporation, and Abbott Laboratories.

         Many of our competitors are substantially larger than we are, have established channels of distribution and may be more effective at competing than we are. We depend upon our indirect channels of distribution and our licensees, some of whom are our competitors for other products, in marketing and distributing our products.

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

Employees

         As of March 7, 2006, we employed 31 people, 17 of whom are engineers. All but four of our employees are actively engaged in our research, product development, or sales and marketing efforts.

         Our employees are not represented by any labor union, and we believe our relations with employees are good.

Item 2. Description of Property

         Our principal offices are located at 585 West 500 South, Bountiful, Utah, under the terms of a lease with an unaffiliated lessor, which expires on December 31, 2007, at which time the lease shall continue in full force and effect indefinitely subject to our right to terminate on the last day of the first month that occurs six months after the date of our providing notice of termination. The offices and laboratories comprise 15,574 square feet of space. We believe that our current office space will be adequate to meet the needs of current and expected growth for the foreseeable future. We may, however, require additional warehousing or manufacturing facilities in the future depending upon the volume of products sold and the manufacturing arrangements we develop.

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

         Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, the Company recorded a liability of approximately $1,300,000 at December 31, 2003, which amount was the Company's estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI through 2005. During the twelve months periods ended September 30, 2004 and 2005, Tyco Healthcare withheld fifty percent of royalty payments due, which amounts totaling $1,000,000 have been offset against the accrual. Based on information obtained during the fourth quarter of 2005, we now anticipate the litigation will continue at least through 2007. Accordingly, we recorded an additional liability of $1,095,200, which amount was our estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI during 2006 and 2007. In the event litigation continues beyond 2007, or if Tyco Healthcare ultimately loses the case on appeal, additional liabilities may accrue. Moreover, if Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan(TM) safety products in their current form. Additional litigation to enforce patents, to protect proprietary information, or to defend us against alleged infringement of the rights of others may occur. Such litigation would be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

         We held our annual meeting of stockholders on May 25, 2005, at which meeting two director nominees were submitted for approval by the stockholders. At the annual meeting, Guy J. Jordan, Ph.D., Stephen I. Shapiro and Jeffrey M. Soinski, were nominated for election to the class of directors whose term expires at the 2008 annual meeting of stockholders. The stockholders elected Dr. Jordan by a vote of 34,583,393 for and 24,800 withheld authority, Mr. Shapiro by a vote of 34,589,393 for and 18,800 withheld authority, and Mr. Soinski by a vote of 34,587,393 for and 20,800 withheld authority. The board is divided into three classes. One class of directors is elected at each annual meeting of stockholders for a three-year term. Each year a different class of directors is elected on a rotating basis. The terms of the directors expire as follows: David
W. Jahns and Robert R. Walker in 2006; and Stuart A. Randle and Donald D. Solomon, Ph.D., in 2007, and Guy J. Jordan Ph.D., Jeffrey M. Soinski and Stephen I Shapiro in 2008.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters

Dividend Policy

         To date, we have not paid dividends on our common stock. The payment of dividends on our common stock, if any, is at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial condition, and other relevant factors. See Item 6. "Management's Discussion and Analysis or Plan of Operation." We do not intend to declare any dividends in the foreseeable future, but instead intend to retain all earnings, if any, for use in our operations.

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

                  Quarter Ended                      High              Low
                  -------------                      ----              ---

                  2004
                  March 31.....................      $1.74            $0.97
                  June 30......................      $1.13            $0.83
                  September 30.................      $0.97            $0.76
                  December 31..................      $1.33            $0.98

                  2005
                  March 31.....................      $1.12            $0.60
                  June 30......................      $0.77            $0.55
                  September 30.................      $0.70            $0.55
                  December 31..................      $0.65            $0.42

Holders of Record

         At March 7, 2006, there were approximately 313 holders of record of our common stock. The number of holders of record was calculated by reference to our stock transfer agent's books.

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

Overview

         We design, develop, manufacture and market proprietary disposable medical devices for clinician and patient safety. Our innovative safety devices are designed to maximize the efficiency and quality of healthcare, while minimizing the risk of accidental needlesticks, which are a leading cause of the spread of blood-borne diseases such as HIV/AIDS and the hepatitis B and C viruses. Through proprietary design and manufacturing processes, we have developed multiple products based upon two patented technology platforms, FlexLoc(R) and SecureLoc(TM), which apply to virtually all medical needles used today. We manufacture and market certain products, including LiftLoc(R) and MiniLoc(TM) Safety Infusion Sets and SecureLoc(TM) Safety Introducer Needle, under our own label. We license or supply other products on an OEM basis to leading manufacturers and marketers in the disposable medical products industry.

Years Ended December 31, 2005 and 2004

         During the year ended December 31, 2005, we had total revenues of $6,981,544, compared with total revenues of $5,765,278 for the year ended December 31, 2004, an increase of $1,216,266 or 21%. During 2005, we recognized $5,563,700 in product sales and royalties, $305,938 in technology fees and licensing revenues, and $1,111,906 in development fees and related services revenue. During 2004, we recognized $4,361,052 in product sales and royalties, $895,624 in technology fees and licensing revenues and $508,602 in development fees and related services revenue. The growth in product sales and royalties in 2005 reflects increased marketplace acceptance of our safety products and the launch of two new manufactured product lines in the fourth quarter of 2005. The increase in development fees and related services in 2005 as compared to 2004 reflects work performed under existing development agreements and the securing of additional work under new agreements in 2005. Upfront licensing fees from Tyco were fully amortized in May 2005, resulting in significantly lower technology and license fee revenue in 2005 than were recognized in 2004. We will look to our existing product agreements, sales of our own branded products through distributors, expanded OEM product sales to corporate customers, introduction of new products, and additional development and strategic arrangements for future revenue growth.

         Cost of revenues in 2005 was $2,080,659. Our gross profit in 2005 was $4,900,885, representing a 70% gross profit margin. Cost of revenues in 2004 was $1,082,131. Our gross profit in 2004 was $4,683,147, representing an 81% gross profit margin. The reduction in gross margin in 2005 relates to a shift in revenue mix, with development revenue representing a significantly larger share of total revenue in 2005, and license revenue related to the amortization of upfront payments from our earlier license agreements becoming fully amortized in mid-2005. Development revenue carries much lower margins than product sales and royalties revenue. The upfront license fee from Tyco, which became fully amortized in mid-2005, carried a 100% gross margin. Product sales and royalty revenue, which represented 80% of our total revenue in 2005, provided a blended gross margin of 76% compared to a blended gross margin of 82% in 2004.

         Research and development ("R&D") expenses in 2005 were $2,942,687 (excluding $435,329 of amortization of deferred compensation) compared to $2,437,880 (excluding $82,772 of amortization of deferred compensation) in 2004, representing an increase of $504,807 or 21%. This increase was primarily due to the hiring of additional personnel to commercialize our late-stage development products and to advance the development of our pipeline products.

         Sales and marketing ("S&M") expenses in 2005 were $985,155 (excluding $19,081 of amortization of deferred compensation), compared to $1,007,338 (excluding $11,895 of amortization of deferred compensation) in 2004, a decrease of $22,183 or 2%. Expenses remained flat as the result of the mid-2004 reorganization and streamlining of our sales and marketing department to achieve greater efficiencies.

         General and administrative ("G&A") expenses in 2005 were $1,291,743 (excluding $842,026 of amortization of deferred compensation) compared to $1,334,639 (excluding $161,788 of amortization of deferred compensation) in

2004, a decrease of $42,896. Reduced consulting services, offset by higher insurance costs, enabled us to maintain 2005 expenses at virtually the same level as 2004.

         On September 15, 2004, the 2004 Stock Incentive Plan ("Stock Plan") was approved by the Board of Directors and became effective on that date, subject to the Stock Plan being approved by the stockholders within six months after that date. The Stock Plan provides that 6,000,000 shares of our authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan. On October 19, 2004, a special meeting of stockholders was held, at which time the stockholders approved the Stock Plan. The Stock Plan will allow the Company, under the direction of the Compensation Committee, to make broad-based grants of restricted stock and stock units, any of which may or may not require the satisfaction of performance objectives, to employees and non-employee directors. The purpose of these stock awards is to attract and retain talented employees and further align employee and stockholder interests. The Board approved and recommended the Stock Plan after consultation with a nationally recognized compensation consulting firm that was retained by the Company. The Stock Plan provides an essential component of the total compensation package offered to employees, reflecting the importance that we place on motivating and rewarding superior results with long-term, performance-based incentives. Under the Stock Plan, current directors and employees holding stock option grants were given the election of retaining those stock option grants or surrendering them for grants of common stock. This resulted in the surrender of 5,738,190 stock options in exchange for the issuance of 3,375,397 shares of common stock. The stock issuance resulted in a non-cash charge of $3,825,521, which is being expensed ratably over the three-year vesting period of the stock grants. In February 2005, the Board of Directors approved the grant of 147,500 shares of restricted common stock to certain employees, resulting in a non-cash charge of $94,400. The charges to expense for the years ended December 31, 2005 and 2004 relating to these transactions were $1,296,436 and $256,455, respectively.

         During the fourth quarter of 2005, we recorded a liability of $1,095,200, which amount is our estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI for 2006 and 2007. See Item 3, "Legal Proceedings."

         Other expense was $48,386 in 2005 compared to other income of $9,526 in 2004. This change was due to $36,388 in amortization of deferred finance costs and $18,781 in interest expense related to the borrowings from Galen Partners coupled with lower interest earnings due to lower cash balances during 2005.

         We did not recognize any income tax benefit from our losses for the years ended December 31, 2005 and 2004. At December 31, 2005, we had total net operating losses ("NOL's") of $27,337,736 and research and experimentation tax credits of $884,017 that can be carried forward to future years. Our ability to realize the benefit of these NOL's and tax credits will depend on the generation of future taxable income through profitable operations.

         Our net loss in 2005 was $2,758,721 compared to a net loss of $343,639 in 2004, an increase of $2,415,082 or 703%. This increase is the result of the items noted above. Our basic and diluted net loss per share for the year ended December 31, 2005 was ($0.07) per share. This compares to a net loss per share of ($0.01) for the year ended December 31, 2004.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities, the sale of products, technology and patents, advanced royalties, development fees, technology and license fees and proceeds from the sale of common stock. We used net cash for operating activities of $411,385 during 2005, compared to net cash used of $1,683,723 during 2004, representing a decrease of $1,272,338, or 76%. The decrease was primarily attributable to the increase in amortization of deferred compensation and net cash provided by working capital items. During 2005, $541,918 was used for the purchase of intangible assets and property and equipment, compared to $232,572 during 2004. Property, plant and equipment purchases in 2005 and 2004 related primarily to molds and assembly equipment for our marketed products. During 2005, we capitalized $430,997 related to the planned merger with Med-Design. See
Note 9 in the Consolidated Financial Statements.

         During 2005, net cash of $519,596 was provided from proceeds from the Galen note and by the sale of stock through The SHPI 401(k) Plan. During 2004, net cash of $1,082,595 was provided from a private placement of 1,250,000 shares of restricted common stock to certain accredited and sophisticated investors and the purchase of 139,720 shares of common stock through The SHPI 401(k) plan.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new products and the level of sales of our current products. As of December 31, 2005, we had accounts payable and accrued liabilities totaling $1,424,864. We also had a current portion of accrued patent litigation expense of $541,363 and current deferred revenue of $196,668, neither of which will require the use of cash. At December 31, 2005, we had cash and cash equivalents of $707,222. On March 6, 2006, we notified Galen Partners that we would draw the remaining $500,000 against the note agreement. On March 6, 2006, we also obtained a $1,500,000 revolving line of credit with Silicon Valley Bank under which borrowings will be collateralized by substantially all of the assets of the Company. Available borrowings are based primarily on outstanding accounts receivable and initially amounted to approximately $800,000. We believe that existing cash and cash equivalents, along with cash generated from the collection of accounts receivable, the sale of products, development fees and royalties, the $500,000 in funding to be provided under the Galen note agreement, and available borrowings under our credit line will be sufficient to meet our cash requirements during the next twelve months. However, there can be no assurance that we will not encounter unforeseen difficulties that may deplete our resources more rapidly than anticipated. Any efforts to seek additional funding could be done through equity, debt or other external financing; however there is no assurance that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, our business and financial condition may be adversely affected.

         As of March 7, 2006, we have outstanding stock options that are exercisable for 74,250 shares of common stock at exercise prices ranging from $1.00 to $1.25 per share and issued warrants that are exercisable for 120,000 shares of common stock at an exercise price of $0.02 per share. The exercise of all such stock options and warrants would result in an equity infusion of $190,958. All of the stock options are out of the money, certain options are not yet exercisable, and there can be no assurance that any of the stock options or warrants will be exercised.

Financial Position

         We had $707,222 in cash and cash equivalents as of December 31, 2005, a decrease of $864,704 from December 31, 2004. Working capital as of December 31, 2005 was $798,722 as compared to $1,430,590 at December 31, 2004. These decreases were primarily due to the net cash used to fund capital equipment, capitalized merger costs and operations during 2005.

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

         TAP Pharmaceutical Products

         In July 2002, we entered into a Development and License Agreement with TAP Pharmaceutical Products Inc. whereby TAP acquired the right to attach our proprietary safety needle device to TAP's pre-filled syringes. The TAP Agreement has an effective date of January 1, 2002. Under the TAP Agreement, we receive reimbursement for research and development expenses, payments related to the achievement of certain development and regulatory milestones, and on-going royalty payments based upon the number of pre-filled syringes manufactured with our proprietary safety needle device. The TAP Agreement is for a minimum period of three years. The TAP Agreement automatically renews for additional one year terms unless TAP provides written notice of termination at least ninety days prior to the expiration of the then current term.

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

         Medical Device Company

         In December 2005, we entered into a License Agreement with a multinational medical products company relating to the manufacture and marketing of safety peripheral IV catheter devices. Under the terms of the agreement, SHPI receives payments related to the achievement of certain patent and commercialization milestones, and on-going royalty payments on all product sales. The agreement is for the life of the patents.

Distribution Agreements

         Bard Access Systems

         In September 2001, we entered into a Distribution Agreement with Bard Access Systems, Inc. whereby Bard acquired the non-exclusive right to promote, market, distribute and sell LiftLoc(R) Safety Infusion Set, which we manufacture, to hospitals and group purchasing organizations. The Bard Agreement excludes alternate site locations. Under the terms of the agreement, we sell finished product to Bard for marketing under Bard's private label. The Bard Agreement is for a two-year period from the initial date of product launch, and automatically renews for successive one-year terms unless terminated by either party in writing not less than 180 days prior to the expiration of the initial term or any renewal term. In September 2005, the Bard Agreement was amended to add the MiniLoc(TM) Safety Infusion Set to the products supplied to Bard.

         In September 2005, we entered into a Development, Distribution and Supply Agreement (the "2nd Bard Agreement") with Bard. The 2nd Bard Agreement provides for (i) Bard to provide funding for the development of a new safety infusion set that meets Bard's requirements (the "Bard Product"), (ii) Bard to receive the right to distribute the Bard Product, (iii) SHPI to manufacture, package and supply Bard with the Bard Product for marketing under Bard's private label, and (iv) a term of five years, subject to automatic renewal for successive one-year terms unless terminated by either party on 90 days notice prior to the expiration of the then effective term.

         Physician Sales & Service

         In July 2002, we entered into a Distribution Agreement with Physician Sales and Service, Inc. whereby PSS acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, PSS purchases SHPI branded product from us for resale to PSS's end-user customers. The PSS Agreement is for a one-year period, which automatically renews for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term. In September 2005, the PSS Agreement was amended to add the MiniLoc(TM) Safety Infusion Set to the products supplied to PSS.

         Medline Industries

         In August 2002, we entered into a Distribution Agreement with Medline Industries, Inc. whereby Medline acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, Medline purchases SHPI branded product from us for resale to Medline's end-user customers. The Medline Agreement is for a one-year period, which automatically renews for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term. In September 2005, the Medline Agreement was amended to add the MiniLoc(TM) Safety Infusion Set to the products supplied to Medline.

         Cardinal Health

         In August 2002, we entered into a Distribution Agreement with Cardinal Health, formerly named Allegiance Healthcare Corporation, whereby Cardinal acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, Cardinal purchases SHPI branded product from us for resale to Cardinal's end-user customers. The Cardinal Agreement shall continue until 90 days after written notice of termination is received by either party. In September 2005, the Cardinal Agreement was amended to add the MiniLoc(TM) Safety Infusion Set to the products supplied to Cardinal.

         ExelInt International

         In May 2003, we entered into a Distribution Agreement with ExelInt International, Company whereby Exel acquired the non-exclusive right to promote, market, distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, we sell finished product to Exel for marketing under Exel's SecureTouch(R) private label. Exel is subject to minimum purchase requirements. In October 2005, the Exel Agreement was amended to add the MiniLoc(TM) Safety Infusion Set to the products supplied to Exel. The Exel Agreement is for a six-year period and automatically renews for successive five-year terms unless terminated by either party in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

         Henry Schein

         In September 2003, we entered into a Distribution Agreement with Henry Schein, Inc., whereby Henry Schein acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, Henry Schein purchases SHPI branded product from us for resale to Henry Schein's end-user customers. The Henry Schein Agreement continues until 45 days after written notice of termination is received by either party. In September 2005, the Henry Schein Agreement was amended to add the MiniLoc(TM) Safety Infusion Set to the products supplied to Henry Schein.

         Other LiftLoc(R) and MiniLoc(TM) Distribution Agreements

         During 2003, we entered into Distribution Agreements with Medical Specialties Distributors, Inc., Briggs Corporation, Omni Medical Supply, Inc., and Wolf Medical Supply, Inc.., whereby each company acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of these agreements, each company purchases SHPI branded product from us for resale to their end-user customers. Each of the agreements is for a one-year term and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

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

         In July 2005, we entered into a Distribution Agreement with Angus Medical for the non-exclusive right to distribute and sell MiniLoc(TM) Safety Infusion Set in Canada. Under the terms of the agreement, Angus Medical purchases SHPI branded product from us for resale to their end-user customers. The agreement is for a one-year term and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 90 days prior to the expiration of the initial term or any renewal term.

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

Merger Agreement

         On November 21, 2005, SHPI and The Med-Design Corporation signed an Agreement and Plan of Merger and Reorganization ("Merger Agreement") under which our wholly-owned subsidiary will merge with and into Med-Design in a transaction to be accounted for as an acquisition by SHPI. The assets and liabilities of Med-Design will be recorded as of the acquisition date at their estimated fair values. The transaction is expected to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code. Under the terms of the merger agreement, each share of Med-Design common stock outstanding at the closing of the merger will be exchanged for approximately 1.24 shares of SHPI common stock as set forth in the merger agreement exchange formula, resulting in the issuance of 21,175,631 shares of SHPI common stock to the Med-Design stockholders. Based on 16,874,486 Med-Design shares outstanding at December 31, 2005, and adding 223,509 shares to be issued in exchange for Med-Design options, the shares of SHPI to be issued to Med-Design stockholders will represent approximately 32.2% of the combined organization. The exchange ratio and ownership percentage may be increased if Med-Design eliminates or reduces certain liabilities related to its real property lease and pending litigation prior to the closing of the transaction. Assuming Med-Design is successful in eliminating those liabilities, the exchange ratio would increase to approximately 1.35, resulting in the issuance of 23,097,984 shares of SHPI common stock to the Med-Design stockholders, which would represent approximately 34.1% of the combined organization. On March 6, 2006, we executed an amendment to the Merger Agreement with Med-Design which extended the "End Date," as defined in the Merger Agreement, for the merger from March 31, 2006 to June 30, 2006 and increased the cumulative burn rate of Med-Design from December 1, 2005 until the closing date to $1,000,000. We filed a prospectus/proxy statement concerning our proposed combination with Med-Design with the Securities and Exchange Commission, or SEC. Investors and security holders are advised to read the prospectus/proxy statement related to the proposed transaction, because it contains important information related to the transaction.

         There are currently outstanding 2,309,532 Med-Design warrants at strike prices ranging from $6.03 to $14.1375. These warrants will be exchanged for warrants to purchase our common stock at the same final exchange ratio received by the Med-Design stockholders. The aggregate Black-Scholes value of our warrants to be issued in this exchange, which is approximately $14,000, will be included as a component of the purchase price.

         We will assume approximately $1,026,000 of Med-Design liabilities, plus an estimated lease settlement obligation of $470,000, and estimated legal obligations of $200,000, and will incur approximately $570,000 in costs related to the transaction. The fair value of our stock to be issued in this transaction, the assumption of Med-Design liabilities and the costs incurred in the transaction combine for an estimated purchase price of $14,995,000.

         At December 31, 2005, we had incurred costs totaling $430,997 relating to this proposed transaction which are included in other assets in the consolidated balance sheet. The transaction is subject to regulatory and shareholder approval. If the transaction is not completed, the total costs will be expensed. Should the Med-Design stockholders fail to approve the merger, a $500,000 break-up fee will be paid to us by Med-Design. Such payment will be offset against the merger costs to be expensed.

Critical Accounting Policies

         Revenue Recognition

         Pursuant to Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," we recognize license revenue when the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. Upfront payments relating to license agreements are recognized ratably over the term of the related agreement.

         We received a $500,000 upfront payment in December 2005 from a multinational medical products company relating to a license agreement for the manufacture and marketing of safety peripheral IV catheter devices which will be recognized ratably over the three year life of the underlying agreement. No upfront fees were received in 2004.

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

         Long-Lived Assets

         We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable. When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. No such impairments were recorded during the years ended December 31, 2005 and 2004.

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

Recent Accounting Pronouncements

         In November 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal," as set forth in ARB No. 43. In addition, this statement requires that the allocation of fixed production overhead to the costs of production be based on the normal capacity of the production facilities. The adoption of this statement, which is effective January 1, 2006, is not expected to have a material effect on the Company's financial condition, results of operations, or cash flows.

         In December 2004, the FASB issued SFAS 123R, "Share-Based Payments" ("SFAS No. 123R"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. We have adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Stock-based awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the statement of operations. Because we had only 74,250 options outstanding as of December 31, 2005, the adoption of SFAS 123R is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

         We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operation, financial position or cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future earnings or operations.

Contractual Obligations

         Our contractual obligations as of December 31, 2005 were as follows:

                                                                 Payments Due by Year
                                                   -------------------------------------------------
Obligation                             Total            2006            2007          Thereafter
---------------------------------- --------------- --------------- --------------- -----------------
Operating leases                       $  523,832        $260,397        $263,435          $      -
Purchase order commitments                576,553         576,553               -
Convertible note                          500,000               -               -           500,000
Interest on convertible note              161,219          60,000          60,000            41,219
                                   --------------- --------------- --------------- -----------------
Total                                  $1,761,604        $896,950        $323,435          $541,219
                                   =============== =============== =============== =================

         We lease office space under an operating lease that is non-cancellable prior to December 31, 2007.

         Due to the long lead time of specialty needles and proprietary molded parts, which are critical components for the Liftloc(R) and MiniLoc(TM) Safety Infusion Set product lines and the SecureLoc(R) Safety Introducer Needle, as of December 31, 2005, we had issued $576,553 in long-term purchase orders relating to these products.

         On September 17, 2005, we elected to draw $500,000 against our promissory note held by Galen Partners. The note has a maturity date of September 27, 2008, and bears interest at the rate of 12% per annum, with accrued interest payable on each January 1 and July 1 for as long as the note remains outstanding. On March 6, 2006, we notified Galen Partners that we were exercising our option to draw down the remaining $500,000 against the note agreement. The note will have a maturity date of March 6, 2009, at which time any outstanding principal and accrued interest must be paid in full.

Inflation

         We do not expect the impact of inflation on our operations to be significant.

Risk Factors

         In addition to the risks set forth below, we are subject to certain other risk factors due to the industry in which we compete and the nature of our operations. These risk factors include the following:

         We have a history of losses.

         We have accumulated deficits totaling $39,911,433 since inception in November 1993. With the exception of the second quarter of 1999 and the third quarter of 2004, all quarters have had operating losses. Among other things, our ability to achieve sustainable profitability is dependent on:

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

         o We may be limited in our ability to negotiate with new business partners based on exclusivities in our agreements;

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

         In 2005, over fifty percent of our revenues were generated under agreements with two of our corporate partners.

         The significant amount of revenues we received in 2005 under these arrangements presents additional risks to our commercial success. If arrangements with either of these partners were terminated or if there is a decline in revenues under either of these arrangements, it could have a material adverse effect on us and our revenues and could require us to significantly curtail or even cease operations. In assessing the value of these arrangements, you should consider the fact that one of these arrangements may be terminated on fifteen days notice and the other arrangement is subject to annual renewal. In addition, these arrangements are subject to the marketing ability, marketing plans and credit-worthiness of these business partners and the other factors identified in the prior risk factor. There can be no assurance that one or both of these arrangements will not be terminated or that our business partners will be successful in their marketing and sale of the products that are subject to these arrangements.

         We are dependent upon our licensing partners or contract manufacturers to manufacture our products.

         Under our licensing arrangements, we are primarily relying on licensees to arrange for the commercial manufacture of products. LiftLoc(R) Safety Infusion Set, MiniLoc(TM) Safety Infusion Set and SecureLoc(TM) Safety Introducer Needle are manufactured at a contract manufacturer under our authority and supervision. Contracting with third parties or relying on licensees to manufacture products presents the following risks:

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

         Potential Inability to Obtain Additional Financing.

         At December 31, 2005, we had cash and cash equivalents of $707,222. This cash, along with anticipated cash generated from the sale of products, development fees and royalties and $500,000 of funding which will be drawn in March 2006, from the convertible note held by Galen Partners, should provide sufficient cash for us to execute our business plan in 2006. In addition, subsequent to year end, we obtained a $1,500,000 revolving line of credit with Silicon Valley Bank under which borrowings would be collateralized by substantially all of the assets of the Company. Available borrowings are based primarily on outstanding accounts receivable and initially amounted to approximately $800,000. If we are not able to reduce our operating losses, our liquidity will be adversely affected and we may be required to seek additional sources of financing to fund operations. If we are not able to reduce our operating losses, we may be required to seek additional sources of financing to fund operations. We may not be able to obtain adequate financing when needed or upon satisfactory terms. Failure to raise capital when needed could prevent us from achieving our business objectives and may require us to significantly curtail or even cease operations.

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

         Our proposed merger with Med-Design may not close, or it may close but be an unsuccessful combination.

         The proposed merger with Med-Design may fail to occur for any number of reasons, including failure to obtain stockholder approval of either SHPI or Med-Design. Whether or not the merger is consummated, SHPI and Med-Design will incur substantial expenses related thereto. SHPI and Med-Design estimate that they will incur aggregate costs of approximately $1.6 million associated with the combination, of which approximately $617,000 has been paid as of December 31, 2005, as well as severance costs relating to employees of Med-Design of approximately $1.1 million. These transaction costs consist of investment banking fees, estimated legal fees, estimated printing costs, estimated proxy solicitation fees, and an amount necessary to purchase director and officer tail insurance for Med-Design. In addition to these transaction costs, the combined organization expects to incur certain costs in connection with the integration of the two companies. These costs and expenses will affect results of operations in the quarter in which the combination is completed.

         If SHPI does not successfully integrate the operations of Med-Design and realize the expected benefits of the combination, the results of operations of the combined organization could be adversely affected. Achieving the expected benefits of the combination will depend in part upon the successful integration of the operations, technology, vendors and suppliers of Med-Design into SHPI in a timely and efficient manner. Such integration efforts may be difficult and unpredictable. Neither SHPI nor Med-Design knows whether the combined organization will be successful in these integration efforts and cannot give assurances that the combined organization will realize the expected benefits of the combination. In addition, successful integration of the operations of SHPI and Med-Design may place a significant burden on the combined organization's management and internal resources. The diversion of management's attention and any difficulties encountered in the transition and integration process could have an adverse effect on the future business, financial condition and operating results of the combined organization.

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

         In December 2002, BD filed a lawsuit against Tyco Healthcare Group LP ("Tyco Healthcare"), asserting that the Monoject Magellan(TM) safety products infringe upon a BD patent. See Item 3. "Legal Proceedings." On October 26, 2004, a jury found in favor of BD that Tyco Healthcare's Monoject Magellan(TM) safety products willfully infringed the `544 Patent and awarded damages of $4.4 million. On November 1, 2004, the court entered the judgment in favor of BD. Tyco Healthcare is challenging the jury finding in post-trial motions, and, if necessary, in an appeal. Tyco Healthcare developed the Monoject Magellan(TM) safety products in association with us. We are not a party to the patent infringement lawsuit. Under the Kendall Agreement, Tyco Healthcare has the right to withhold up to fifty percent (50%) of royalties due as an offset against litigation expenses related to charges of infringement by a third part for the manufacture, use or sale of licensed product. This right continues during the period in which such litigation is pending. If, as a result of a judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due us on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to us. Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, we recorded a liability of approximately $1,300,000 at December 31, 2003, which amount was our estimate of the portion of costs associated with BD's lawsuit against Tyco Healthcare that Tyco Healthcare would withhold against the royalties due SHPI through 2005. During the twelve month contract periods ended September 30, 2004 and 2005, Tyco Healthcare withheld fifty percent of royalty payments due us, which amounts totaling $1,000,000 have been offset against the accrual. Based on information obtained during the fourth quarter of 2005, we now anticipate the litigation will continue at least through 2007. Accordingly, we recorded an additional liability of $1,095,200, which amount was our estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due us during 2006 and 2007. In the event litigation continues beyond 2007, or if Tyco Healthcare ultimately loses the case on appeal, additional liabilities may accrue. If Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan(TM) safety products in their current form. Additional litigation to enforce patents, to protect proprietary information, or to defend us against alleged infringement of the rights of others may occur. Such litigation would be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations and financial condition;

         We may not have adequate resources to manage anticipated growth.

         We may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our managerial, operating, financial and other resources. Our future performance will depend, in part, on our ability to manage growth effectively, which will require us to:

         o Improve existing and implement operating and financial management information systems and related controls;

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

         Our success depends upon the skills, experience and efforts of our management, and technical personnel (the "working team"). Should the services of one or more members of our present working team become unavailable for any reason, our business could be adversely affected. The employment agreements that we have in place with the working team allow members of the working team to terminate their employment at any time. There is no assurance that we will be able to retain the existing working team or attract new employees of the caliber needed to achieve our objectives. We carry Key Man life insurance policies of $1,000,000 each on the President/Chief Executive Officer and Chief Technical Officer/Chief Operating Officer, for which the Company is the named beneficiary.

         Because we are significantly smaller than the majority of our competitors, we may lack the resources needed to capture market share.

         We are engaged in a highly competitive business and compete directly with companies that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, established distribution channels and are better situated in the market than us. Our competitors and potential competitors include Arrow, Baxter International, B. Braun, Becton, Dickinson and Company, Boston Scientific, Churchill Medical Ltd., Cook, Inc., Rita Medical, ICU Medical, Inc., Johnson & Johnson, Kendall, Manan Medical Products, The Med-Design Corporation, Medisys Technologies, Inc., Now Medical Technologies, Smiths Medical, Retractable Technologies, Inc., Terumo, and several others identified in Item 1 "Description of Business-Competition". Our competitors may use their economic strength to influence the market to continue to buy their existing products. Our competitors may also be potential strategic partners with respect to various products as are, for example, Kendall, Bard and Merit. We do not have an established customer base and are likely to encounter a high degree of competition in developing a customer base. One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with our products. New competitors may emerge and may develop products that compete with our products. No assurance can be given that we will be successful in competing in this industry.

         Potential product liability relating to failure of our safety products.

         The sale of safety medical devices entails an inherent risk of liability in the event of product failure or claim of harm caused by product operation. There can be no assurance that we will not be subject to such claims, that any claim will be successfully defended or, if we are found liable, that the claim will not exceed the limits of our insurance. Our current insurance coverage is in the amount of $1 million per occurrence and $2 million in aggregate. We also have an umbrella policy in the amount of $8 million. In some cases, we have indemnification arrangements in place with strategic partners who are selling our products under their label or distributing our branded products. There is no assurance that we will maintain product liability insurance in the future, that such insurance will be available, or that we will not be subject to product liability claims in excess of our insurance coverage.

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

         In October 2001, we entered into an Investor Rights Agreement with the purchasers of our Series A Preferred Stock. These shares were automatically converted into 21,861,369 shares of our common stock in 2004. Holders of these shares have been granted demand and piggyback registration rights with respect to these shares. In addition, on March 22, 2004, we entered into an agreement whereby Galen Partners agreed to make up to $1,000,000 in funding available to us under the terms of a convertible note. As partial consideration for this commitment, we issued to these stockholders warrants to acquire 80,000 shares of our common stock. On March 7, 2005, Galen Partners agreed to a six-month extension of the promissory note agreement in exchange for the issuance of warrants to purchase an additional 40,000 shares of our common stock. At our sole option, we may extend the agreement for an additional six-month period through March 31, 2006, for the issuance of a second warrant to purchase an additional 40,000 shares of our common stock at an exercise price of $0.02 per share. All other terms and conditions of the original agreement remain unchanged in the subsequent agreement. Valuing the warrants utilizing the Black-Scholes valuation model, the issuance of the 40,000 warrants resulted in deferred financing costs of $35,351 that will be amortized ratably over the three and one-half year term of the agreement. On September 17, 2005, the Company elected to draw $500,000 against the note agreement, with the option to draw down the remaining $500,000 prior to March 31, 2006. Galen Partners agreed to extend the note agreement for an additional six-month period without further consideration. The note has a maturity date of September 17, 2008, at which time any outstanding principal and accrued interest must be paid in full. On March 6, 2006, we notified Galen Partners that we were exercising our option to draw down the remaining $500,000 against the note agreement. The note will have a maturity date of March 6, 2009, at which time any outstanding principal and accrued interest must be paid in full.

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

         We have never paid dividends on our common stock. The payment of dividends, if any, on the common stock in the future is at the discretion of the board of directors and will depend upon our earnings, if any, capital requirements, financial condition and other relevant factors. Based on the financial condition of the Company at December 31, 2005, the board of directors does not intend to declare any dividends on our common stock.

         Our common stock is subject to dilution.

         As of December 31, 2005, there were 44,629,445 shares of our common stock issued and outstanding. In addition there are an additional 74,250 shares of our common stock that are issuable pursuant to stock options granted under our stock option plans and 120,000 shares issuable under warrant agreements.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         During the year ended December 31, 2005, we have not disagreed with our independent registered public accounting firm on any items of accounting treatment or financial disclosure.

Item 8A. Controls and Procedures

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective.

         There have been no significant changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

Item 8B. Other Information

         On March 6, 2006, the Company executed a Loan and Security Agreement with Silicon Valley Bank which provides a revolving line of credit in an aggregate amount of up to $1,500,000. Borrowings under this credit facility will be collateralized by substantially all of the assets of the Company. The line has a maturity date of February 10, 2008, and carries an interest rate equal to
1.00 percentage point above the Prime Rate.

         On March 6, 2006, we requested that Galen Partners purchase a Note in the principal sum of $500,000, which is the remaining balance of funding available under the note agreement. Under the agreement, Galen has 20 days from such notice to purchase and fund the Note. The note will have a maturity date of March 6, 2009, at which time any outstanding principal and accrued interest must be paid in full.

         On March 6, 2006, we executed an amendment to the Agreement and Plan of Merger and Reorganization with the Med-Design Corporation which extended the End Date for the merger from March 31, 2006 to June 30, 2006 and increased the cumulative burn rate of Med-Design from December 1, 2005 until the closing date to $1,000,000.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         Set forth below is certain information concerning each of our directors and executive officers as of March 7, 2006.

                                                                      With the
         Name               Age              Position              Company Since
         ----               ---              --------              -------------

Jeffrey M. Soinski          44   President, Chief Executive Officer     2001
                                 and Director

Guy J. Jordan, Ph.D.        57   Chairman of the Board                  2001
(1)(2)(3)

Donald D. Solomon, Ph.D.    55   Vice President, Chief Operating        2000
                                 Officer, Chief Technical Officer
                                 and Director

Paul S. Evans               43   Vice President, Business               2000
                                 Development, General Counsel
                                 and Secretary

Keith L. Merrell            60   Controller, Acting Chief Financial     2000
                                 Officer and Treasurer

David W. Jahns (2)          40   Director, Chairman of Compensation     2001
                                 Committee

Stuart A. Randle (1) (3)    46   Director, Chairman of Nominating       2001
                                 Committee

Stephen I. Shapiro (2)      61   Director                               2001

Robert R. Walker (1) (3)    76   Director, Chairman of Audit            1994
                                 Committee
---------------
(1) Member of Audit Committee.
(2) Member of Compensation Committee.
(3) Member of Nominating Committee.

         Jeffrey M. Soinski. Mr. Soinski is our President, Chief Executive Officer and a director. His term as a director expires at the 2008 annual meeting of stockholders. Mr. Soinski brings 23 years of general management, business development and marketing experience to our company, including several years as the President and Chief Executive Officer of ViroTex Corporation ("ViroTex"), a venture-backed pharmaceutical company focused on the development and commercialization of proprietary drug delivery systems. Mr. Soinski was with ViroTex from 1992 through 1999. He merged ViroTex into Atrix Laboratories, Inc. (Nasdaq: ATRX) in 1998, and continued working with Atrix on a transitional basis through 1999. From 2000 through 2001, Mr. Soinski was the Managing Partner and Chief Executive Officer of Mad Dogs & Englishmen, a marketing communications firm with offices in New York and San Francisco. Mr. Soinski has a BA degree from Dartmouth College.

         Guy J. Jordan, Ph.D. Dr. Jordan is our Chairman of the board. His term as a director expires at the 2008 annual meeting of stockholders. Dr. Jordan brings a wealth of senior management healthcare experience to our company, with a strong focus in the areas of vascular disease and oncology. Dr. Jordan recently retired as Group President for C.R. Bard, Inc. with global operating responsibility for their oncology businesses, geographic responsibility for Canada, Australia, Latin America and Asia Pacific, and functional responsibility for all of Bard's research and development. Prior to joining C.R. Bard in 1986, Dr. Jordan held senior product development positions at American Cyanamid. Dr. Jordan has a Ph.D. degree from Georgetown University and an MBA from Fairleigh Dickinson University.

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

         Stephen I. Shapiro. Mr. Shapiro serves as one of our directors. His term as a director expires at the 2008 annual meeting of stockholders. Mr. Shapiro has over 30 years of relevant medical device and equipment industry experience, with special expertise in a wide variety of healthcare markets, particularly high-volume sterile disposables, critical care instruments, and cardiovascular devices. Mr. Shapiro began his career at Union Carbide Clinical Diagnostics and Becton Dickinson, where he was Director of Advanced R&D and New Business Development. In 1982, he joined The Wilkerson Group, a leading management consultancy to pharmaceutical, medical device, and diagnostic companies. Mr. Shapiro was Managing Director and a principal of The Wilkerson Group at the time of its acquisition by IBM in 1996. In 1999, Mr. Shapiro left The Wilkerson Group (now IBM Healthcare Consulting) to focus on sourcing and evaluating investments for two premier healthcare venture capital firms, including Galen Partners. He currently serves on the board of Novoste Corporation and Closure Medical Corporation. Mr. Shapiro has a BS degree from the Massachusetts Institute of Technology and an MS degree in biomedical engineering from the University of California, Berkley.

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

         The Audit Committee

         The Company's Audit Committee held five meetings during 2005. The function of the Audit Committee as detailed in the Audit Committee Charter (as amended November 2004) is to provide assistance to the Board in fulfilling their responsibility to the stockholders, potential stockholders, and investment community relating to corporate accounting, reporting practices of the Company and the quality and integrity of the financial reports of the Company. In so doing, it is the responsibility of the Audit Committee to maintain free and open means of communication between the directors, the independent auditors and Company management. The Company believes that the members of the Audit Committee are independent as defined by Rule 4200(a) of NASD's listing standards. The members of the Audit Committee are Guy J. Jordan, Stuart A. Randle and Robert R. Walker. Mr. Walker, Chairman of our Audit Committee, serves as our financial expert on that committee.

         The Compensation Committee

         The Company's Compensation Committee held one meeting during 2005. The Compensation Committee administers the Company's stock option and stock grant plans, establishes a general compensation policy for the Company and, except as prohibited by applicable law, may take any and all actions that the Board could take relating to the compensation of employees, directors and other parties. The members of the Compensation Committee are David W. Jahns, Guy J. Jordan, and Stephen I. Shapiro. David W. Jahns is Chairman of our Compensation Committee.

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

         The Nominating Committee held two meetings during 2005, during which it recommended the nomination of Messrs. Jordan, Shapiro and Soinski for reelection to the Board. The function of the Nominating Committee, as detailed in the Nominating Committee's Charter, is to recommend to the Board the slate of director nominees for election to the Board and to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings. It is the policy of the Nominating Committee to consider candidates recommended by security holders, directors, officers and other sources, including, but not limited to, third-party search firms. Security holders of the Company may submit recommendations for candidates for the Board. All recommendations shall be submitted to Paul Evans at SHPI, Inc, 585 West 500 South, Bountiful, Utah 84010 (telephone: 801-298-3360, email: pevans@shpi.com). Such submissions should include the name, contact information, a brief description of the candidate's business experience and such other information as the person submitting the recommendation believes is relevant to the evaluation of the candidate. Paul Evans will then pass all such recommendations on to the Nominating Committee for consideration. For candidates to be considered for election at the next annual meeting stockholders, the recommendation must be received by the Company no later than 120 calendar days prior to the date that the Company's proxy statement is released to security holders in connection with such meeting.

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

         Based solely on our review of forms furnished to us and representations from reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during 2005.

Item 10. Executive Compensation

         Incorporated by reference to the Company's definitive proxy statement, which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 7, 2006, for: (i) each person who is known by us to beneficially own more than five percent of our common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all directors and executive officers as a group. On March 7, 2006 the Company had 44,629,445 shares of Common Stock outstanding.

                                Shares
       Name and Address      Beneficially   Percentage
    of Beneficial Owner(1)     Owned(2)     of Total(2)             Position
    ----------------------     --------     -----------             --------
Jeffrey M. Soinski (3)         1,507,744       3.4       President, CEO and Director

Guy J. Jordan, Ph.D. (4)         235,294        *        Chairman of the Board


Donald D. Solomon, Ph.D. (5)     569,308       1.3       Vice President, COO, CTO and
                                                          Director

Paul S. Evans (6)                420,486        *        Vice President, Business
                                                          Development, General
                                                          Counsel, and Secretary

Keith L. Merrell (7)             228,455        *        Controller, Acting CFO and
                                                          Treasurer

David W. Jahns (8)            15,435,236      34.6       Director

Stuart A. Randle (9)             117,647        *        Director

Stephen I. Shapiro (10)          124,326        *        Director

Robert R. Walker (11)            206,529        *        Director

Executive Officers and
  Directors as a Group
  (9 persons)                 18,845,025      42.2

* Less than 1%.
--------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the company.
(2) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(3) Includes 37,156 shares of common stock purchased through our 401(k) plan and 1,470,588 shares of common stock that are currently unvested and non-transferable.
(4) Includes 235,294 shares of common stock that are currently unvested and non-transferable.

(5) Includes 75,666 shares of common stock, 81,878 shares of common stock purchased through our 401(k) plan and 411,764 shares of common stock that are currently unvested and non-transferable.
(6) Includes 61,000 shares of common stock, 65,369 shares of common stock purchased through our 401(k) plan and 294,117 shares of common stock that are currently unvested and non-transferable.
(7) Includes 36,000 shares of common stock, 51,573 shares of common stock purchased through our 401(k) plan and 140,882 shares of common stock that are currently unvested and non-transferable.
(8) Includes 58,823 shares of common stock that are currently unvested and non-transferable. Also includes 13,937,735 shares of common stock held of record by Galen Partners III, L.P., 1,261,605 shares of common stock held of record by Galen Partners International III, L.P., and 57,073 shares of common stock held of record by Galen Employee Fund III, L.P. Information regarding Galen Partners III, L.P. and its affiliates is derived from the Form 4 filed by Galen Partners III, L.P. with the Securities and Exchange Commission Also includes warrants to purchase 120,000 shares of common stock. William R. Grant, Bruce F. Wesson, L. John Wilkerson, David W. Jahns, Srini Conjeevaram, and Zubeen Shroff are all natural persons and are the members of Claudius, L.L.C., a Delaware limited liability company, the general partner of Galen Partners III, L.P. and Galen Partners International III, L.P. Bruce F. Wesson is the President of Wesson Enterprises, Inc., a Delaware corporation, which is the general partner of Galen Employee Fund III, L.P. David Jahns is a member of Claudius, L.L.C., a Delaware limited liability company, and a general partner of Galen Partners III, L.P. and Galen Partners International III, L.P.
(9) Includes 117,647 shares of common stock that are currently unvested and non-transferable.
(10) Includes 65,503 shares of common stock and 58,823 shares of common stock that are currently unvested and non-transferable.
(11) Includes 143,529 shares of common stock that are currently unvested and non-transferable and 63,000 shares of common stock that Mr. Walker is deemed to beneficially own through a trust.

Merger Agreement

         On November 21, 2005, the Company and The Med-Design Corporation or Med-Design, signed an Agreement and Plan of Merger and Reorganization, or merger agreement, under which our wholly-owned subsidiary will merge with and into Med-Design in a transaction to be accounted for as an acquisition by the Company. Under the terms of the merger agreement, each share of Med-Design common stock outstanding at the closing of the merger will be exchanged for approximately 1.24 shares of the Company's common stock as set forth in the merger agreement exchange formula, resulting in the issuance of 21,175,631 shares of the Company's common stock to the Med-Design stockholders, which represents approximately 32.2% of the combined organization. This exchange ratio and ownership percentage may be increased if Med-Design eliminates or reduces certain liabilities related to its real property lease and pending litigation prior to the closing of the transaction. Assuming Med-Design is successful in eliminating those liabilities, the exchange ratio would increase to approximately 1.35, resulting in the issuance of 23,097,984 shares of the Company's common stock to the Med-Design stockholders, which would represent approximately 34.1% of the combined organization. The Company has filed a prospectus/proxy statement concerning its proposed combination with Med-Design with the Securities and Exchange Commission, or SEC. Investors and security holders are advised to read the prospectus/proxy statement related to the proposed transaction, because it contains important information related to the transaction. Investors and security holders are advised to read the prospectus/proxy statement related to the proposed transaction, because it contains important information related to the transaction.

         There are currently outstanding 2,309,532 Med-Design warrants at strike prices ranging from $6.03 to $14.1375. These warrants will be exchanged for warrants to purchase our common stock at the same final exchange ratio received by the Med-Design stockholders. The aggregate Black-Scholes value of our warrants to be issued in this exchange, which is approximately $14,000, will be included as a component of the purchase price.

         We will assume approximately $1,026,000 of Med-Design liabilities, plus an estimated lease settlement obligation of $470,000, and estimated legal obligations of $200,000, and will incur approximately $570,000 in costs related to the transaction. The fair value of our stock to be issued in this transaction, the assumption of Med-Design liabilities and the costs incurred in the transaction combine for an estimated purchase price of $14,995,000.

         At December 31, 2005, we had incurred costs totaling $430,997 relating to this proposed transaction which are included in other assets in the consolidated balance sheet. The transaction is subject to regulatory and shareholder approval. If the transaction is not completed, the total costs will be expensed. Should the Med-Design stockholders fail to approve the merger, a $500,000 break-up fee will be paid to us by Med-Design. Such payment will be offset against the merger costs to be expensed.

Securities Issued through Private Placement

     On August 30, 2004, the Company completed a private placement of 1,250,000 shares of restricted common stock to certain accredited and sophisticated investors. Net proceeds of $943,090, after accounting for transaction expenses, were realized from this transaction.

Securities Authorized for Issuance Under Equity Compensation Plans

         The following table sets forth certain information with respect to equity securities of the Company that are authorized for issuance as of the year ended December 31, 2005.

                      Equity Compensation Plan Information

                              Number of securities to       Weighted average
                              be issued upon exercise       exercise price of        Number of securities
                              of outstanding options,     outstanding options,      remaining available for
                              warrants and rights (1)    warrants and rights (1)      future issuance (1)
                              -----------------------    -----------------------      -------------------
Equity compensation plans
   approved by security
   holders                            74,250                      $1.19                    7,228,250
Equity compensation plans
   not approved by
   security holders                   120,000                     0.02                         0
                             -------------------------- -------------------------- --------------------------
Total                                 194,250                     $0.47                    7,228,250

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

         On March 7 2005, Galen Partners agreed to a six-month extension of the promissory note agreement through September 30, 2005 in exchange for the issuance of warrants to purchase 40,000 shares of the our common stock at an exercise price of $.02 per share. At our sole option, we could extend the agreement for an additional six-month period through March 31, 2006 for the issuance of warrants to purchase an additional 40,000 shares of our common stock at an exercise price of $.02 per share. All other terms and conditions of the original agreement remain unchanged in the subsequent agreement.

         On September 1, 2005, the parties amended the March 7, 2005 Purchase Agreement to extend the option period from September 30, 2005 to March 31, 2006 without the consideration of additional warrants for shares of common stock and to allow the Company to exercise the option in principal amounts of less than $1,000,000, provided that the total aggregate principal amount of the outstanding obligations cannot exceed $1,000,000.

         On September 1, 2005, the Company also requested that Galen Partners purchase a Note in the principal sum of $500,000 on the terms described above. The Company received the $500,000 in loan proceeds, which were used primarily to fund capital expenses associated with two new Company manufactured product lines that launched during the fourth quarter of 2005.

         On March 6, 2006, the Company elected to draw the remaining $500,000 against the note agreement with Galen Partners. Under the terms of the agreement, Galen has 20 days from such notice to purchase and fund the Note. The note will have a maturity date of March 6, 2009, at which time any outstanding principal and accrued interest must be paid in full.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

         Listed on page 45 hereof.

Item 14. Principal Accountant Fees and Services

Audit Fees

         The aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and 2004 were $135,500 and $101,725 respectively.

Audit Related Fees

         The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004 were $0 and $0, respectively.

Tax Fees

         The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004 were $10,000 and $10,000, respectively.

All Other Fees

         The aggregate fees billed for products and services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004 were $6,486 and $9,260, respectively.

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

                                           SPECIALIZED HEALTH PRODUCTS
                                           INTERNATIONAL, INC.
                                           (Registrant)


Date: March 7, 2006                        By  /s/ Jeffrey M. Soinski
                                             ----------------------------------
                                             Jeffrey M. Soinski
                                             President, Chief Executive Officer
                                             and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                           Title                         Date
      ---------                           -----                         ----


 /s/ Jeffrey M. Soinski       President, Chief Executive Officer   March 7, 2006
----------------------------- and Director (Principal Executive
Jeffrey M. Soinski            Officer)



 /s/ Keith L. Merrell         Controller, Acting Chief Financial   March 7, 2006
----------------------------- Officer and Treasurer (Principal
Keith L. Merrell              Financial and Accounting Officer)


 /s/ Guy J. Jordan, Ph.D.     Chairman of the Board                March 7, 2006
-----------------------------
 Guy J. Jordan, Ph.D.


 /s/ Donald D. Solomon, Ph.D. Director, Vice President, COO        March 7, 2006
----------------------------- and CTO
Donald D. Solomon, Ph.D.


 /s/ David W. Jahns           Director                             March 7, 2006
-----------------------------
David W. Jahns


 /s/ Stuart A. Randle         Director                             March 7, 2006
-----------------------------
Stuart A. Randle


 /s/ Stephen I. Shapiro       Director                             March 7, 2006
-----------------------------
Stephen I. Shapiro


 /s/ Robert R. Walker         Director                             March 7, 2006
-----------------------------
Robert R. Walker

                                  EXHIBIT INDEX

EXHIBIT
  NO.                               DESCRIPTION OF EXHIBIT
  ---                               ----------------------

2.1 Agreement and Plan of Merger And Reorganization, dated November 21, 2005, by and between Specialized Health Products International, Inc. and The Med-Design Corporation (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K, dated November 21, 2005).

                  In accordance with Item 601(b)(2) of Regulation S-B, certain schedules to the Merger Agreement are omitted. We agree to furnish supplementally a copy of any omitted schedules to the Commission upon request.

2.2 First Amendment to the Agreement and Plan of Merger and Reorganization, dated March 6, 2006, by and between Specialized Health Products International, Inc. and The Med-Design Corporation.

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

3(ii).1 Third Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K, dated November 21, 2005).

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

10.5 Specialized Health Products International, Inc. 2001 Stock Option Plan (Incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB, dated September 30,
                  2001).

10.6 Series A Stock Purchase Agreement, dated October 5, 2001, by and between the Company and the investors identified therein (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated November 7, 2001).

10.7 Investors' Rights Agreement, dated October 5, 2001, by and between the Company and the investors identified therein (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, dated November 7, 2001).

EXHIBIT
  NO.                               DESCRIPTION OF EXHIBIT
  ---                               ----------------------

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

10.19 Amendment to Purchase Agreement, dated September 1, 2005, by and between Specialized Health Products International, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, dated September 8, 2005).

10.20 Promissory Note, dated September 1, 2005, by and between Specialized Health Products International, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (Incorporated by reference to
                  Exhibit 10.2 of the Company's Form 8-K, dated September 8,
                  2005).

EXHIBIT
  NO.                               DESCRIPTION OF EXHIBIT
  ---                               ----------------------

10.21 Development, Distribution and Supply Agreement, dated September 22, 2005, by and between Specialized Health Products International, Inc. and Bard Access Systems, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, dated September 26, 2005).

10.22 Voting Agreement (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K, dated November 21,
                  2005).

10.23 License Agreement, dated December 5, 2005, by and between Specialized Health Products International, Inc. and an undisclosed third party (Incorporated by reference to Exhibit
                  10.1 of the Company's Current Report on Form 8-K, dated December 5, 2005).

10.24 Loan and Security Agreement, dated February 22, 2006 and mutually executed on March 6, 2006, by and between Specialized Health Products International, Inc. and Silicon Valley Bank,

10.25 First Amendment to Loan and Security Agreement, dated March 6, 2006, by and between Specialized Health Products International, Inc. and Silicon Valley Bank,

21.1              Schedule of subsidiaries.

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

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                         Page


Report of Independent Registered Public Accounting Firm                  F - 2

Consolidated Balance Sheet as of December 31, 2005                       F - 3

Consolidated Statements of Operations for the Years Ended
  December 31, 2005 and 2004                                             F - 5

Consolidated Statement of Stockholders' Equity
  for the Years Ended December 31, 2005 and 2004                         F - 6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2005 and 2004                                             F - 7

Notes to Consolidated Financial Statements                               F - 8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Specialized Health Products International, Inc.:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Specialized Health Products International, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
March 8, 2006

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET


                                                                                           December 31,
                                                                                               2005
                                                                                      ----------------------
      Assets
      Current assets:
         Cash and cash equivalents                                                       $       707,222
         Accounts receivable                                                                   1,577,715
         Inventory, net                                                                          618,490
         Prepaid expenses and other                                                               58,190
                                                                                      ----------------------
             Total current assets                                                              2,961,617
                                                                                      ----------------------
      Property and equipment, net:
         Research and development machinery and equipment                                        376,412
         Office furniture and fixtures                                                           153,749
         Computer equipment and software                                                         216,592
         Leasehold improvements                                                                  139,350
         Molds                                                                                   512,200
         Manufacturing equipment                                                                 370,999
         Construction-in-process                                                                 102,599
                                                                                      ----------------------
                                                                                               1,871,901
         Less accumulated depreciation and amortization                                         (985,760)
                                                                                      ----------------------
             Total property and equipment, net                                                   886,141
                                                                                      ----------------------
      Intangible assets, net                                                                     241,115
      Other assets                                                                               549,742
                                                                                      ----------------------
                                                                                         $     4,638,615
                                                                                      ======================


                  See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET (Continued)


                                                                                           December 31,
                                                                                               2005
                                                                                      ----------------------
      Liabilities and Stockholders' Equity
      Current liabilities:
         Accounts payable                                                                $       822,453
         Accrued liabilities                                                                     602,411
         Accrual for patent litigation expenses                                                  541,363
         Deferred revenue                                                                        196,668
                                                                                      ---------------------
             Total current liabilities                                                         2,162,895
                                                                                                 368,735
      Deferred revenue, net of current portion
      Deferred rent                                                                                3,176
      Accrual for patent litigation expenses, net of current portion                             845,200
      Note payable - long term                                                                   500,000
                                                                                      ---------------------
             Total liabilities                                                                 3,880,006
                                                                                      ---------------------
      Commitments and contingencies (Note 4)

      Stockholders' equity:
         Series A preferred stock, $.001 par value; 30,000,000 shares authorized, no
           shares issued and outstanding at December 31, 2005                                          -
         Common stock, $.02 par value; 70,000,000 shares authorized, 44,629,445
           shares issued and outstanding at December 31, 2005                                    892,589
         Additional paid-in capital                                                           42,153,783
         Deferred compensation                                                                (2,376,330)
         Accumulated deficit                                                                 (39,911,433)
                                                                                      ---------------------
             Total stockholders' equity                                                          758,609
                                                                                      ---------------------
             Total liabilities and stockholders' equity                                  $     4,638,615
                                                                                      =====================


                          See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Years ended December 31,
                                                                                      2005                2004
                                                                            ----------------------------------------
Revenues:
    Product sales and royalties                                             $       5,563,700    $       4,361,052
    Technology fees and licensing                                                     305,938              895,624
    revenues
    Development fees and related services                                           1,111,906              508,602
                                                                          ------------------------------------------
                                                                                    6,981,544            5,765,278
 Cost of revenues                                                                   2,080,659            1,082,131
                                                                          ------------------------------------------

       Gross profit                                                                 4,900,885            4,683,147
                                                                          ------------------------------------------

Operating expenses:
   Research and development (2005 and 2004 totals
     exclude amortization of deferred compensation
     of  $435,329 and $82,772, respectively)                                        2,942,687            2,437,880
   Sales and marketing (2005 and 2004 totals
     exclude amortization of deferred compensation
     of $19,081 and $11,895, respectively)                                            985,155            1,007,338
   General and administrative (2005 and 2004 totals
     exclude amortization of deferred compensation
     of $842,026 and $161,788, respectively)                                        1,291,743            1,334,639
   Amortization of deferred compensation                                            1,296,435              256,455
   Patent litigation expense                                                        1,095,200                    -
                                                                          ------------------------------------------
       Total operating expenses                                                     7,611,220            5,036,312
                                                                          ------------------------------------------
Loss from operations                                                               (2,710,335)            (353,165)
                                                                          ------------------------------------------
Other income (expense):
   Interest income                                                                      6,959               30,040
   Interest expense                                                                   (18,781)                 -
   Amortization of deferred finance cost                                              (36,388)             (20,919)
   Other income (expense)                                                                (176)                 405
                                                                          ------------------------------------------
       Other income (expense)                                                         (48,386)               9,526
                                                                          ------------------------------------------

Net loss                                                                    $      (2,758,721)   $        (343,639)
                                                                          ==========================================
Basic and diluted net loss per common share                                 $            (.07)   $            (.01)
                                                                          ==========================================

Basic and diluted weighted average number of common
  shares outstanding                                                               41,200,119           36,970,882
                                                                          ==========================================


                             See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                      Series A
                                   Preferred Stock            Common Stock         Additional
                               ---------------------------------------------------  Paid-in     Deferred     Accumulated
                                 Shares       Amount       Shares       Amount      Capital   Compensation     Deficit
                               --------------------------------------------------------------------------------------------
BALANCE as of
  December 31, 2003            21,861,369     $ 21,861   17,831,479    $ 356,630   $37,502,557  $         -   $(36,809,073)

Conversion of Series A
   Preferred stock to common
   stock                      (21,861,369)     (21,861)  21,861,369      437,227      (415,366)           -              -
Compensation expense for
   extension of 46,250 stock
   options                              -            -            -            -         9,300       (9,300)             -
Deferred finance cost for
   issuance of 80,000 warrants          -            -            -            -        98,561            -              -
Common stock issued through
   private placement, net of
   offering costs                       -            -    1,250,000       25,000       918,090            -              -
Common stock issued in
   exchange for stock options           -            -    3,375,397       67,508     3,758,014   (3,825,521)             -
Common stock purchased by
   SHPI 401(k) Plan                     -            -      139,750        2,795       136,710            -              -
Amortization of deferred
   compensation                         -            -            -           -              -      256,455              -
Net loss                                -            -            -           -              -            -       (343,639)
                               --------------------------------------------------------------------------------------------
BALANCE as of
   December 31, 2004                    -            -   44,457,995      889,160    42,007,866   (3,578,366)   (37,152,712)
Common stock purchased by
   SHPI 401(k) Plan                     -            -       23,950          480        19,116            -              -
Deferred finance cost for
   issuance of 40,000 warrants          -            -            -            -        35,351            -              -
Common stock granted under
   SHPI 2004 Stock Incentive
   Plan                                 -            -      147,500        2,949        91,450      (94,399)             -
Amortization of deferred
   compensation                         -            -            -            -             -    1,296,435              -
Net loss                                -            -            -            -             -            -     (2,758,721)
                               --------------------------------------------------------------------------------------------
BALANCE as of
  December 31, 2005                     -     $      -   44,629,445    $ 892,589   $42,153,783  $(2,376,330)  $(39,911,433)
                               ============================================================================================



                                    See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Years Ended December 31,
                                                                       ------------------------------------
                                                                              2005              2004
                                                                       ------------------------------------

Cash flows from operating activities:
    Net loss                                                              $ (2,758,721)    $    (343,639)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                          123,684            86,714
        Amortization of deferred compensation                                1,296,435           256,455
        Amortization of deferred finance cost                                   31,239            10,928
        Changes in operating assets and liabilities:
           Accounts receivable                                                (349,068)         (501,032)
           Inventory, net                                                     (331,913)          (87,533)
           Prepaid expenses and other                                           88,734            20,803
           Accounts payable                                                    526,855            66,476
           Accrued liabilities                                                 (70,271)          103,861
           Accrual for patent litigation expenses                              845,200          (500,000)
           Deferred revenue                                                    194,062          (795,624)
           Deferred rent                                                        (7,621)           (1,132)
                                                                       ------------------------------------
              Net cash used in operating activities                           (411,385)       (1,683,723)
                                                                       ------------------------------------
Cash flows from investing activities:
    Purchase of intangible assets                                                    -           (44,819)
    Purchase of property and equipment                                        (541,918)         (187,753)
    Capitalized merger costs                                                  (430,997)                -
                                                                       ------------------------------------
              Net cash used in investing activities                           (972,915)         (232,572)
                                                                       ------------------------------------
Cash flows from financing activities:
   Proceeds from note payable                                                  500,000                 -
   Proceeds from issuance of common stock, net of offering costs                19,596         1,082,595
                                                                       ------------------------------------
              Net cash provided by financing activities                        519,596         1,082,595
                                                                       ------------------------------------
Net decrease in cash and cash equivalents                                     (864,704)         (833,700)
Cash and cash equivalents at beginning of year                               1,571,926         2,405,626
                                                                       ------------------------------------
Cash and cash equivalents at end of year                                 $     707,222     $   1,571,926
                                                                       ====================================


                      See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      HISTORY AND NATURE OF OPERATIONS

Specialized Health Products, Inc. ("SHP"), a Utah corporation, was incorporated in November 1993. On July 28, 1995, SHP became a wholly-owned subsidiary of SHPI, a Delaware corporation, through a merger with a subsidiary of SHPI (the "Acquisition"). On that date, SHP changed its name to "Specialized Health Products International, Inc." ("SHPI" or the "Company"). The persons serving as officers and directors of SHP immediately prior to the consummation of the Acquisition were elected to the same offices with SHPI and retained their positions as directors and officers of SHP. In addition, the outstanding securities of SHP became outstanding securities of SHPI.

SHPI designs, develops, manufactures, markets and licenses safety healthcare products that minimize the risk of accidental needle sticks. The Company has developed multiple products based upon two patented technology platforms, FlexLoc(R) and SecureLoc(TM). These technologies apply to the following: syringe, pre-filled syringe, IV catheter, guidewire introducer, PICC introducer, blood collection, epidural, spinal, Huber, biopsy and other specialty needles. The Company operates in one business segment.

The Company's business model is to enter into licensing, original equipment manufacturing ("OEM") supply, or distribution agreements for its products, rather than engage in direct sales of products to end-users on its own. SHPI has entered into product agreements relating to specific technologies and product lines with The Kendall Company ("Kendall"), a division of Tyco Healthcare Group LP, Bard Access Systems, Inc. ("Bard"), TAP Pharmaceutical Products Inc. ("TAP"), Merit Medical Systems, Inc. ("Merit") and Exelint International Co. ("Exel"). SHPI has distribution agreements in place with Cardinal Health, Medline Industries, Inc. ("Medline"), Physician Sales and Service, Inc. ("PSS"), Medical Specialties Distributors, Inc., Omni Medical Supply, Inc., Briggs Corporation, Henry Schein, Inc., Wolf Medical Supply, Inc., Biometrix Ltd. and Angus Medical Ltd. for products marketed under the SHPI label. In 2005, over 50% of the Company's revenues were generated under agreements with two of their corporate partners. The significant amount of revenues the Company receives under these arrangements presents a risk to their commercial success, as termination of either of these agreements could have a material adverse effect on the Company and their revenues.

The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new products and the level of sales of our current products. As of December 31, 2005, the Company had accounts payable and accrued liabilities totaling $1,424,864. The Company also had a current portion of accrued patent litigation expense of $541,363 and current deferred revenue of $196,668, neither of which will require the use of cash. At December 31, 2005, the Company had cash and cash equivalents of $707,222.

On March 6, 2006, the Company notified Galen partners that they would draw the remaining $500,000 against the note agreement. On March 6, 2006, the Company also obtained a $1,500,000 revolving line of credit with Silicon Valley Bank, under which borrowings will be collateralized by substantially all of the assets of the Company. Available borrowings are based primarily on outstanding accounts receivable and initially amounted to approximately $800,000. Management believes that existing cash and cash equivalents, along with cash generated from the collection of accounts receivable, the sale of products, development fees and royalties, the $500,000 in funding to be provided under the Galen note agreement, and available borrowings under the Company's credit line ,will be sufficient to meet the Company's cash requirements during the next twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its resources more rapidly than anticipated. Any efforts to seed additional funding could be done through equity, debt or other external financing; however there is no assurance that additional funding will be available on favorable terms, if at all. If the Company fails to obtain additional funding when needed, the Company's business and financial condition may be adversely affected.

(2)      SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of SHPI and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentrations of Risk

The Company's distribution and license agreements are primarily with partners operating in the United States. At December 31, 2005, one partner accounted for approximately 55% of the accounts receivable balance. For the years ended December 31, 2005 and 2004, two partners accounted for approximately 52% and 55% of total revenues, respectively.

The Company is currently utilizing a single contract manufacturer headquartered in Vista, California, with FDA and ISO compliant assembly facilities in Tijuana, Mexico, to produce its LiftLoc(R) and MiniLoc(TM) Safety Infusion Sets and SecureLoc(TM) Safety Introducer Needle. The Company believes that other contract manufacturers could provide similar services on comparable terms. A change in contract manufacturers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

Cash and Cash Equivalents

The Company considers all certificates of deposit with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents are deposited with financial institutions located in Salt Lake City, UT and at times may exceed insured depository limits.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined using the first-in first-out ("FIFO") basis. At December 31, 2005, inventory is comprised of the following:

         Raw materials                               $  468,022
          Finished goods                                169,218
         Less: Allowance for obsolescence and
                  shrinkage                             (18,750)
                                                     ----------
         Total                                       $  618,490
                                                     ==========

Property and Equipment

Property and equipment are stated at cost. Manufacturing equipment is depreciated using the straight-line method over five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. All other property and equipment are depreciated using the straight-line method based on the estimated three to five year useful life of the related assets.

Maintenance and repairs are charged to expense as incurred and costs of improvements and betterments are capitalized. Upon disposal or sale, the related asset costs and accumulated depreciation or amortization are removed from the accounts and resulting gains or losses are reflected in current operations.

Long-Lived Assets

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its long-lived assets may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. No such impairments were recorded during the years ended December 31, 2005 and 2004.

Other Assets

Other assets consist of a $27,000 building security lease deposit for the Company's headquarters building, $91,745 of deferred finance costs, and $430,997 of capitalized merger costs. (See Note 9) Deferred finance costs are amortized using the effective interest method over the term of the related note agreement.

Intangible Assets

Intangible assets consist of outside legal patent costs that have been capitalized and are being amortized using the straight-line method over 17 years. Accumulated amortization at December 31, 2005 was $57,787. The following summarizes estimated amortization expense that will be recorded over the next five years:

                  Year Ending December 31            Amortization Expense
                  -----------------------            --------------------
                           2006                            $   20,000
                           2007                                20,000
                           2008                                20,000
                           2009                                20,000
                           2010                                20,000
                                                           ----------
                                                           $  100,000
                                                           ==========

Stock-Based Compensation

The Company recorded compensation expense of $1,296,346 during 2005 and $256,455 during 2004. The total 2005 charge relates to charges for restricted stock. Of the 2004 charge, $247,155 relates to charges for restricted stock and $9,300 is the charge resulting from the extension of certain option agreements. As of December 31, 2005, approximately $2,376,000 remains to be amortized over the remaining vesting periods of the restricted stock. The Company accounts for stock options granted using Accounting Principles Board APB Opinion No. 25. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans (See Note 5) been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, as amended by SFAS No. 148, the Company's net loss and net loss per common share would have changed to the pro forma amounts indicated below:

                                                           Years Ended December 31,
                                                            2005               2004
                                                        ------------      ------------
     Net loss, as reported                              $ (2,758,721)     $   (343,639)
     Add: Stock compensation expense
       included in reported net loss                       1,296,435           256,455
     Less: Stock compensation cost
       determined under fair value based
       method for all awards                              (1,034,259)       (1,034,259)
                                                        ------------      ------------
     Pro forma net loss                                 $ (2,496,545)     $ (1,121,443)
                                                        ============      ============

     Basic and diluted net loss per      As reported    $       (.07)     $       (.01)
        common share:                    Pro forma              (.06)             (.03)

Revenue Recognition

Pursuant to Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", the Company recognizes license revenue when the following criteria has been met:
(a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price is fixed or determinable, and (d) collectibility is reasonably assured. Upfront payments relating to license agreements are recognized ratably over the term of the related agreement.

The Company received a $500,000 upfront payment in December 2005 from an undisclosed multinational medical products company relating to a license agreement for the manufacture and marketing of safety peripheral IV catheter devices, which will be recognized ratably over the three year life of the underlying agreement. No upfront fees were received in 2004.

Product revenues are recognized when persuasive evidence of an arrangement exists, risk of loss and title has transferred to our customers, the fee is fixed or determinable and collection is probable. Rights of return for manufactured product are dependent upon the agreement. No right of return is provided for product manufactured under private label, as such product is custom manufactured to order for those distributors. Product manufactured and distributed under our own label does provide rights of return in the case of shipping errors or product received in damaged condition. In addition, distributors have the right, on a quarterly basis, to request the return of excess or slow-moving inventory. An accrual for product returns, calculated using historical data, is made at the end of each quarter.

Royalty revenue is recognized when the related products are sold or upon the Company's fulfillment of any future obligation under the related agreements. Revenue from development agreements is recognized as the services are performed, in accordance with the terms of the agreements.

Research and Development Costs

Research and development costs are expensed as incurred.

Income Taxes

The Company recognizes a liability or asset for net operating loss and credit carryforwards and the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

The book values of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and note payable, approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal," as set forth in ARB No. 43. In addition, this statement requires that the allocation of fixed production overhead to the costs of production be based on the normal capacity of the production facilities. The adoption of this statement, which is effective January 1, 2006, is not expected to have a material effect on the Company's financial condition, results of operations, or cash flows.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payments" ("SFAS No. 123R"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company has adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Stock-based awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the statement of operations. Because the Company had only 74,250 options outstanding as of December 31, 2005, the adoption of SFAS 123R is not expected to have a material effect on its consolidated financial position, results of operations or cash flows.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flow. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

Basic and Diluted Net Loss Per Common Share

As a result of the Company incurring net losses for the years ended December 31, 2005 and 2004, the basic and diluted net loss per common share for these years are based on the weighted average number of common shares outstanding, excluding unvested restricted stock. Outstanding stock options, warrants and unvested restricted stock are not included in the calculation of diluted earnings per share for 2005 and 2004 because their inclusion would be antidilutive, thereby reducing the net loss per common share. At December 31, 2005 and 2004, options and warrants to purchase 194,250 and 204,250 shares of common stock at exercise prices ranging from $0.02 to $2.00 per share were outstanding, respectively. At December 31, 2005 and 2004, there were 3,522,897 and 3,375,397 unvested restricted common shares outstanding, respectively.

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

         TAP Pharmaceutical Products

         In July 2002, the Company entered into a Development and License Agreement with TAP Pharmaceutical Products Inc. whereby TAP acquired the right to attach its proprietary safety needle device to TAP's pre-filled syringes. The TAP Agreement has an effective date of January 1, 2002. Under the TAP Agreement, the Company receives reimbursement for research and development expenses, payments related to the achievement of certain development and regulatory milestones, and on-going royalty payments based upon the number of pre-filled syringes manufactured with our proprietary safety needle device. The TAP Agreement is for a minimum period of three years. The Tap Agreement automatically renews for additional one year terms unless Tap provides written notice of termination at least ninety days prior to the expiration of the then current term.

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

         Medical Device Company

         In December 2005, the Company entered into a License Agreement with a multinational medical products company relating to the manufacture and marketing of safety peripheral IV catheter devices. Under the terms of the agreement, the Company received a $500,000 upfront license fee at signing and receives payments related to the achievement of certain patent and commercialization milestones, and on-going royalty payments on all product sales. The agreement is for the life of the patents.

Distribution Agreements

         Bard Access Systems

         In September 2001, the Company entered into a Distribution Agreement with Bard Access Systems, Inc. whereby Bard acquired the non-exclusive right to promote, market, distribute and sell LiftLoc(R) Safety Infusion Set, which the Company manufacture, to hospitals and group purchasing organizations. The Bard Agreement excludes alternate site locations. Under the terms of the agreement, the Company sells finished product to Bard for marketing under Bard's private label. The Bard Agreement is for a two-year period from the initial date of product launch, and automatically renews for successive one-year terms unless terminated by either party in writing not less than 180 days prior to the expiration of the initial term or any renewal term. In September 2005, the Bard Agreement was amended to add the MiniLoc(TM) Safety Infusion Set to the products supplied to Bard.

         In September 2005, the Company entered into a Development, Distribution and Supply Agreement (the "2nd Bard Agreement") with Bard. The 2nd Bard Agreement provides for (i) Bard to provide funding for the development of a new safety infusion set that meets Bard's requirements (the "Bard Product"), (ii) Bard to receive the right to distribute the Bard Product, (iii) the Company to manufacture, package and supply Bard with the Bard Product for marketing under Bard's private label, and (iv) a term of five years, subject to automatic renewal for successive one-year terms unless terminated by either party on 90 days notice prior to the expiration of the then effective term.

         Physician Sales & Service

         In July 2002, the Company entered into a Distribution Agreement with Physician Sales and Service, Inc. whereby PSS acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, PSS purchases SHPI branded product from the Company for resale to PSS's end-user customers. The PSS Agreement is for a one-year period, which automatically renews for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term. In September 2005, the PSS Agreement was amended to add the MiniLoc(TM) Safety Infusion Set to the products supplied to PSS.

         Medline Industries

         In August 2002, the Company entered into a Distribution Agreement with Medline Industries, Inc. whereby Medline acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, Medline purchases SHPI branded product from the Company for resale to Medline's end-user customers. The Medline Agreement is for a one-year period, which automatically renews for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term. In September 2005, the Medline Agreement was amended to add the MiniLoc(TM) Safety Infusion Set to the products supplied to Medline.

         Cardinal Health

         In August 2002, the Company entered into a Distribution Agreement with Cardinal Health, formerly named Allegiance Healthcare Corporation, whereby Cardinal acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, Cardinal purchases SHPI branded product from the Company for resale to Cardinal's end-user customers. The Cardinal Agreement shall continue until 90 days after written notice of termination is received by either party. In September 2005, the Cardinal Agreement was amended to add the MiniLoc(TM) Safety Infusion Set to the products supplied to Cardinal.

         ExelInt International

         In May 2003, the Company entered into a Distribution Agreement with ExelInt International, Company whereby Exel acquired the non-exclusive right to promote, market, distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, the Company sells finished product to Exel for marketing under Exel's SecureTouch(R) private label. Exel is subject to minimum purchase requirements. In October 2005, the Exel Agreement was amended to add the MiniLoc(TM) Safety Infusion Set to the products supplied to Exel. The Exel Agreement is for a six-year period and automatically renews for successive five-year terms unless terminated by either party in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

         Henry Schein

         In September 2003, the Company entered into a Distribution Agreement with Henry Schein, Inc., whereby Henry Schein acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, Henry Schein purchases SHPI branded produce from the Company for resale to Henry Schein's end-user customers. The Henry Schein Agreement continues until 45 days after written notice of termination is received by either party. In September 2005, the Henry Schein Agreement was amended to add the MiniLoc(TM) Safety Infusion Set to the products supplied to Henry Schein.

         Other LiftLoc(R) and MiniLoc(TM) Distribution Agreements

         During 2003, the Company entered into Distribution Agreements with Medical Specialties Distributors, Inc., Briggs Corporation, Omni Medical Supply, Inc., and Wolf Medical Supply, Inc.., whereby each company acquired the non-exclusive right to distribute and sell LiftLoc(R) Safety Infusion Set. Under the terms of these agreements, each company purchases SHPI branded product from the Company for resale to their end-user customers. Each of the agreements is for a one-year term and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

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

         In July 2005, we entered into a Distribution Agreement with Angus Medical for the non-exclusive right to distribute and sell MiniLoc(TM) Safety Infusion Set in Canada. Under the terms of the agreement, Angus Medical purchases SHPI branded product from us for resale to their end-user customers. The agreement is for a one-year term and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 90 days prior to the expiration of the initial term or any renewal term.

         Tyco Healthcare

         In June 2004, the Company entered into a worldwide Development and OEM Supply/Distribution agreement with Tyco Healthcare for the marketing and sale of safety bone marrow biopsy needles. Under the terms of the agreement, Tyco Healthcare will purchase safety and conventional bone marrow biopsy needles from the Company, as well as reimburse the Company for certain research and development expenses related to product commercialization. The Tyco Healthcare agreement is for an initial term of three years during which it is noncancellable. After the initial three-year term it automatically renews for additional one-year terms unless terminated in writing by Tyco Healthcare upon 180 days notice.

         Merit Medical

         In October 2005, the Company entered into a Purchase Agreement with Merit Medical for the marketing and sale of its SecureLoc(TM) Safety Introducer Needle. Under the terms of the agreement, Merit Medical will purchase safety introducer needles from the Company. The agreement is for an initial term of five years. After the initial five-year term it automatically renews for additional five-year terms unless terminated in writing by either party upon 90 days notice.

         In connection with these product agreements, all product introductions are scheduled and controlled by the Company's distribution and license partners. There is no assurance that products will be launched as anticipated, that effective sales and marketing efforts will be maintained, or that the Company will realize future revenues in excess of any minimum purchase/royalty commitment from these agreements.

(4)      COMMITMENTS AND CONTINGENCIES

Lease Obligations

         The Company leases office space under a non-cancelable operating lease, which is effective through December 31, 2007. The following summarizes future minimum lease payments under the operating lease at December 31, 2005:

                                                       Minimum
                 Year Ending December 31            Lease Payments
                                                 ------------------

                         2006                    $          260,397
                         2007                               263,435
                                                 ------------------
                                                 $          523,832
                                                 ==================

         Rental expense for the years ended December 31, 2005, and 2004 totaled approximately $254,345 and $253,908, respectively.

Employment and Indemnity Agreements

         The Company has entered into employment agreements with four members of senior management. While each differs as to salary, bonus and stock options, each of the agreements provides for health and life insurance coverage, vacation, and severance benefits if the officers are terminated for reasons other than disability, death, or for cause.

         In February 2004, the Compensation Committee approved a 2004 Executive Officer Bonus Plan. In February 2005, the Compensation Committee approved a 2005 Executive Officer Bonus Plan. Under the 2004 plan, executive officers eligible for bonuses included the Company's President and CEO, Chief Operating Officer, and Vice President, General Counsel and Business Development. Plan participants were eligible to earn 20% of their annual salary based upon 100% achievement of certain financial goals outlined in the approved budget plan. The maximum base bonus that could be paid under the 2004 plan was $126,750. In February 2005, the board of directors approved total payments of $120,015 under the 2004 Plan. Under the 2005 plan, executive officers eligible for bonuses included the Company's President and CEO, Chief Operating Officer, Vice President, General Counsel and Business Development, and Management Directors. Plan participants were eligible to earn from 17.5% to 37.5% of their annual salary based upon 100% achievement of certain financial goals outlined in the approved budget plan. The maximum base bonus that could be paid under the 2005 plan was $292,500. In March 2006, the board of directors approved total payments of $189,697 under the 2005 plan. In connection with these plans, the Company also adopted an Employee Bonus Plan for employees other than the Named Executive Officers to reward specific individual or team achievements. The total approved for this plan was $75,000 in both 2005 and 2004. During 2004 and in February 2005, payments of $75,000 were made against the 2004 Plan. During 2005 and in January 2006, payments of $55,000 were made against the 2005 Plan.

         The Company has entered into indemnity agreements (the "Indemnity Agreements") with each of its executive officers and directors pursuant to which the Company has agreed to indemnify the officers and directors to the fullest extent permitted by law for any event or occurrence related to the service of the indemnitee for the Company as an officer or director that takes place prior to or after the execution of the Indemnity Agreement. The Indemnity Agreements obligate the Company to reimburse or advance expenses relating to any proceeding arising out of an indemnifiable event. Under the Indemnity Agreements, the Company's officers and directors are presumed to have met the relevant standards of conduct required by Delaware law for indemnification. Should the Indemnity Agreements be held to be unenforceable, indemnification of these officers and directors may be provided by the Company in certain cases at the Company's discretion.

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

         Under the Kendall Agreement, Tyco Healthcare has the right to withhold up to fifty percent (50%) of royalties due the Company as an offset against litigation expenses related to charges of infringement by a third party for the manufacture, use or sale of licensed product. This right continues during the period in which such litigation is pending. If, as a result of judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due the Company on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to us.

         Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, the Company recorded a liability of approximately $1,300,000 at December 31, 2003, which amount was the Company's estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI through 2005. During the twelve months periods ended September 30, 2004 and 2005, Tyco Healthcare withheld fifty percent of royalty payments due, which amounts totaling $1,000,000 have been offset against the accrual. Based on information obtained during the fourth quarter of 2005, we now anticipate the litigation will continue at least through 2007. Accordingly, we recorded an additional liability of $1,095,200, which amount was our estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI during 2006 and 2007. In the event litigation continues beyond 2007, or if Tyco Healthcare ultimately loses the case on appeal, additional liabilities may accrue. Moreover, if Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan(TM) safety products in their current form. Additional litigation to enforce patents, to protect proprietary information, or to defend us against alleged infringement of the rights of others may occur. Such litigation would be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations or financial condition.

(5)      STOCK OPTIONS

         Effective November 2001, the Company's Board of Directors and stockholders approved the adoption of the Specialized Health Products International, Inc. 2001 Stock Option plan. The plan permits the Company to grant non-qualified stock options and incentive stock options to acquire common stock. The total number of shares authorized for the plan may be allocated by the board between non-qualified stock options and incentive stock options from time to time, subject to certain requirements of the Internal Revenue Code of

1986, as amended. The option exercise price per share under the plan may not be less than the fair market value (or 110% of such fair market value when the optionee is a 10 percent stockholder) on the date on which the option is granted. A total of 5,000,000 shares are available for issuance under the plan. The options are exercisable for a period not to exceed 10 years (or five years when the optionee is a 10 percent stockholder) from the date of grant. At December 31, 2005, options to acquire an aggregate of 13,000 shares of common stock at exercise prices of $1.19 were outstanding under the 2001 Stock Option plan.

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

         As of December 31, 2005, options to acquire an aggregate of 61,250 shares of common stock at exercise prices ranging from $1.00 to $1.25 were outstanding under the 2000 and 1998 stock option plans.

         A summary of the status of the Company's option plans as of December 31, 2005 and 2004, and changes during the years then ended is presented below:

                                                  2005                       2004
                                       ------------------------   ----------------------------
                                                      Wtd. Avg.                      Wtd. Avg.
                                                       Exercise                      Exercise
                                           Shares       Prices        Shares          Prices
                                       -----------    ---------   -------------   ------------
Outstanding at beginning of year           124,250    $   1.52       6,685,690      $    1.24

Granted                                          -           -         100,000           1.35
Surrendered in exchange for
  restricted shares                              -           -      (5,738,190)          1.21
Forfeited                                  (50,000)       2.00        (923,250)          1.38
                                      -------------              ---------------
Outstanding at end
  of year                                   74,250        1.19         124,250           1.52
                                      =============              ===============
Exercisable at end
  of year                                   72,892        1.19         121,644           1.53
                                      =============              ===============
Weighted average fair value of
  options granted                                -                   $    1.07


The following table summarizes information about stock options outstanding at December 31, 2005:

                                           Options Outstanding                        Options Exercisable

                             Number           Wtd. Avg.                           Number
                           Outstanding        Remaining        Wtd. Avg.        Exercisable       Wtd. Avg.
        Range of         as of December      Contractual        Exercise      as of December       Exercise
     Exercise Prices        31, 2005             Life            Price           31, 2005           Price
   -------------------- ------------------ ------------------ ------------- -------------------- -------------
    $     1.00                    5,000         7.08 years       $   1.00           3,642        $      1.00
          1.12                   10,000         4.47                 1.12          10,000               1.12
          1.19                   29,250         2.66                 1.19          29,250               1.19
          1.25                   30,000         0.08                 1.25          30,000               1.25
                        ------------------                                 --------------------
    $1.00 to 2.00                74,250                          $   1.19          72,892        $     1.19
                        ==================                                  ====================

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004: average risk-free interest rate ranging from 3.25% to 3.75%; expected lives of 10 years; expected dividend yield of zero percent; expected volatility of 73 percent.

The following summarizes all warrant activity for the Company for the years ended December 31, 2005, and 2004.

                                                  2005                       2004
                                       ------------------------   ----------------------------
                                                      Wtd. Avg.                      Wtd. Avg.
                                                       Exercise                      Exercise
                                           Shares       Prices        Shares          Prices
                                       -----------    ---------   -------------   ------------
         Outstanding at beg-
           inning of the year              80,000        $.02          500,000        $ 2.00
         Granted                           40,000         .02           80,000           .02
         Forfeited                              -           -         (500,000)         2.00
                                       -----------                 --------------
         Outstanding at end of
           the year                       120,000        $.02           80,000        $  .02
                                       ===========                 ==============

         Exercisable at end of
           the year                       120,000                       80,000
                                       ===========                 ==============

         The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005 and 2004: average risk-free interest rate ranging from 3.25% to 3.75%; expected lives of 3 years; expected dividend yield of zero percent; expected volatility of 81 percent and 73 percent, respectively.

         On September 15, 2004, The 2004 Stock Incentive Plan ("Stock Plan") was approved by the Board of Directors and became effective on that date, subject to the Stock Plan being approved by the stockholders within six months after that date. The Stock Plan provides that 6,000,000 shares of the Company's authorized but unissued common stock be reserve pursuant to the terms and conditions of the plan. On October 19, 2004, a special meeting of stockholders was held, at which time the stockholders approved the Stock Plan. The Stock Plan allows the Company, under the direction of the Compensation Committee, to make broad-based grants of restricted stock and stock units, any of which may or may not require the satisfaction of performance objectives, to employees and non-employee directors. Under the Stock Plan, current directors and employees holding stock option grants were given the election of retaining those stock option grants or surrendering them for grants of common stock. This resulted in the surrender of 5,738,190 stock options in exchange for the issuance of 3,375,397 shares of restricted common stock which cliff vest at the end of three years. The stock issuance resulted in a non-cash charge of $3,825,521, which is being expensed ratably over the three year vesting period of the stock grants. In February 2005, the Board of Directors approved the grant of 147,500 shares of restricted stock to certain employees, resulting in a non-cash charge of $94,399.

(6)      CAPITAL TRANSACTIONS

         Preferred Stock

         At December 31, 2005 and 2004, no shares of Series A Preferred Stock were outstanding, a reduction of 21,861,369 shares as compared to the number of shares of Series A Preferred Stock outstanding at December 31, 2003. The Series A Preferred Stock Purchase Agreement contained an automatic conversion feature whereby the Series A Preferred Stock automatically converted into common stock when the average closing price of the Company's common stock, as reported on the OTC Bulletin Board, exceeded $1.374 for at least twenty consecutive trading days. Between January 26 and February 23, 2004, the common stock closed each trading day at $1.39 per share or more. On February 23, 2004, the closing price was $1.48 per share. As a result, all of the Series A Preferred Stock was automatically converted into common stock on a one-for-one basis.

         Common Stock

         During the year-ended December 31, 2005, purchases of stock by employees through the Company's 401(k) Plan resulted in the issuance of 23,950 shares of common stock and 147,500 shares of restricted stock were granted to certain employees under the 2004 Stock Incentive Plan. During the year ended December 31, 2004, 1,250,000 shares of restricted common stock were issued through a private placement to certain accredited and sophisticated investors, 139,750 shares of common stock were purchased under the Employee Stock Purchase Plan, and 3,375,397 shares of common stock were issued in exchange for the surrender of 5,738,190 stock options.

         Stock Options and Warrants.

         On March 22, 2004, the Company entered into an agreement with Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P. (collectively, "Galen Partners") whereby Galen Partners agreed to purchase a convertible promissory note ("Note") in the aggregate principal amount of $1,000,000 upon the Company's request made at any time between March 31, 2004 and March 31, 2005. As of December 31, 2005, Galen Partners owned approximately 34.2% of the Company's common stock. As consideration for entering into this purchase agreement, Galen Partners received a warrant that provides them the right, but not the obligation, to purchase 80,000 shares of common stock at an exercise price of $0.02 per share. Valuing the warrants utilizing the Black-Scholes valuation model, the issuance of the 80,000 warrants resulted in deferred financing costs of $108,552 that will be amortized ratably over the three and one-half year term of the agreement. The warrant shall expire and be no longer exercisable after 5:00 p.m., Eastern Time, on March 22, 2007. Further, the Company paid $9,991 in legal fees related to this transaction. The Note has a term of three years and bears interest at the rate of 12% per annum, with accrued interest to be paid July 1 and January 1 of each year the Note remains outstanding. The Note also provides that the Company may prepay all or any portion of the outstanding principal amount at any time without penalty upon not less than five business days' notice to Galen Partners. The entire outstanding principal amount due on the Note may, at Galen Partner's option, be converted into fully paid and nonassessable shares of the Company's common stock. The conversion price will be 110% of the average closing share price for the Company's common stock as reported on NASDAQ or the OTC Bulletin Board for the twenty (20) consecutive trading days prior to the date of the issuance of the Note.

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

         On September 17, 2005, the Company elected to draw $500,000 against the note agreement, with the option to draw down the remaining $500,000 prior to March 31, 2006. Galen Partners agreed to extend the note agreement for an additional six-month period without further consideration. The note has a maturity date of September 17, 2008, at which time any outstanding principal and accrued interest must be paid in full.

         On March 6, 2006, the Company elected to draw the remaining $500,000 against the note agreement with Galen Partners. Under the terms of the agreement, Galen has 20 days from such notice to purchase and fund the Note. The note will have a maturity date of March 6, 2009, at which time any outstanding principal and accrued interest must be paid in full.

(7)      INCOME TAXES

         The Company recognized no income tax benefit from its net operating losses for the years ended December 31, 2005 and 2004. Significant components of the Company's net deferred income tax assets as of December 31, 2005 are as follows:

         Deferred income tax assets:
            Net operating loss carryforwards              $     9,686,424
            Non cash compensation expense                         597,135
            Accrued compensation                                    3,469
            Intangible assets                                      74,692
            Financial reporting  accruals and reserves            649,687
            Research and experimentation tax
              credits/carryforwards                               884,017
            Deferred revenue                                      210,895
                                                       ---------------------
                Total gross deferred income tax asset          12,106,319
            Less valuation allowance                          (12,106,319)
                                                       ---------------------
                Net deferred income taxes                 $             -
                                                       =====================

         The net change in the valuation allowance for the years ended December 31, 2005 and 2004 was an increase of $1,307,559 and $2,733, respectively.

         SFAS 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Because the Company has a history of operating losses, the Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. The Company has recorded a full valuation allowance as of December 31, 2005.

         At December 31, 2005, the Company had total tax net operating losses ("NOL's") of $25,968,966 which will expire in the years 2006 through 2026, and research and experimentation tax credits of $735,672 which will expire in the years 2009 through 2026, that can be carried forward to reduce federal income taxes, if any. Approximately $23,000 of NOL's expired in 2005. As defined in
Section 382 of the Internal Revenue Code, the Company has undergone a greater than 50 percent ownership change as a result of the financing initiatives taken in 2001 and 2002. Consequently, there are limitations on the amount of the Company's NOL's which may be utilized to offset future taxable income in any one year. The maximum amount of carryforwards available in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforwards not utilized in prior years.

(8)      EMPLOYEE BENEFIT PLAN

         Employees who are 21 years of age are eligible for participation in the Specialized Health Products International, Inc. 401(k) Plan and may elect to make contributions to the plan. The Company matches 100 percent of such contributions up to five percent of the individual participant's compensation. The Company's contributions to the plan were approximately $110,000 and $104,400 for the years ended December 31, 2005 and 2004, respectively.

(9)      MERGER AGREEMENT

         On November 21, 2005, the Company and The Med-Design Corporation signed an Agreement and Plan of Merger and Reorganization under which Med-Design and its subsidiaries will merge with and into the Company in a transaction to be accounted for as an acquisition by the Company. The assets and liabilities of Med-Design will be recorded as of the acquisition date at their estimated fair values. The transaction is expected to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code. Under the terms of the merger agreement, each share of Med-Design common stock outstanding at the closing of the merger will be exchanged for approximately 1.24 shares of the Company's common stock as set forth in the merger agreement exchange formula, resulting in the issuance of 21,175,631 shares of the Company's common stock to the Med-Design stockholders. Based on 16,874,486 Med-Design shares outstanding at December 31, 2005, and adding 223,509 shares to be issued in exchange for Med-Design options, this will represent approximately 32.2% of the combined organization. The exchange ratio and ownership percentage may be increased if Med-Design eliminates or reduces certain liabilities related to its real property lease and pending litigation prior to the closing of the transaction. Assuming Med-Design is successful in eliminating those liabilities, the exchange ratio would increase to approximately 1.35, resulting in the issuance of 23,097,984 shares of the Company's common stock to the Med-Design stockholders, which would represent approximately 34.1% of the combined organization. On March 6, 2006, we executed an amendment to the Merger Agreement with the Med-Design Corporation which extended the End Date for the merger from March 31, 2006 to June 30, 2006 and increased the cumulative burn rate of Med-Design from December 1, 2005 until the closing date to $1,000,000. The Company has filed a prospectus/proxy statement concerning its proposed combination with Med-Design with the Securities and Exchange Commission, or SEC.

         There are currently outstanding 2,309,532 Med-Design warrants at strike prices ranging from $6.03 to $14.1375. These warrants will be exchanged for warrants to purchase the Company's common stock at the same final exchange ratio received by the Med-Design stockholders. The aggregate Black-Scholes value of the Company's warrants to be issued in this exchange, which is approximately $14,000, will be included as a component of the purchase price.

         The Company will also assume approximately $1,026,000 of Med-Design liabilities, plus an estimated lease settlement obligation of $470,000, and estimated legal obligations of $200,000, and will incur approximately $570,000 in costs relating to the transaction. The fair value of the Company's stock to be issued in this transaction, the assumption of Med-Design liabilities and the costs incurred in the transaction combine for an estimated purchase price of $14,995,000.

         At December 31, 2005, the Company had incurred costs totaling $430,997 relating to this proposed transaction which are included in other assets in the consolidated balance sheet. The transaction is subject to regulatory and shareholder approval. If the transaction is not completed the total costs will be expensed. Should the Med-Design stockholders fail to approve the merger, a $500,000 break-up fee will be paid to the Company by Med-Design. Such payment will be offset against the merger costs to be expensed.

(10)     SUBSEQUENT EVENTS

         On March 6, 2006, the Company executed a Loan and Security Agreement with Silicon Valley Bank which provides a revolving line of credit in an aggregate amount of up to $1,500,000. Borrowings under this credit facility will be collateralized by substantially all of the assets of the Company. The line has a maturity date of February 10, 2008, and carries an interest rate equal to
1.00 percentage point above the Prime Rate.




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]