Form 10QSB
period 2006-03-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2006-05-11
CIK 790228

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2006

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

                                 [X] Yes [ ] No


         Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                    Class                    Outstanding as of May 9, 2006
                    -----                    -----------------------------
        Common Stock, $.02 par value               44,679,445 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                                 3
              As of March 31, 2006 and December 31, 2005

         Condensed Consolidated Statements of Operations                       4
              For the three month periods ended March 31, 2006 and 2005

         Condensed Consolidated Statements of Cash Flows                       5
              For the three month periods ended March 31, 2006 and 2005

         Notes to Condensed Consolidated Financial Statements                  6

Item 2:  Management's Discussion and Analysis and Plan of Operation           12

Item 3:  Controls and Procedures                                              21



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                    22

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds          22

Item 3:  Defaults upon Senior Securities                                      22

Item 4:  Submission of Matters to a Vote of Security Holders                  22

Item 5:  Other Information                                                    22

Item 6:  Exhibits                                                             23

Signatures                                                                    25

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


         ASSETS                                                               March 31,             December 31,
                                                                                2006                    2005
                                                                           --------------          --------------
                                                                             (Unaudited)              (Audited)
Current assets:
   Cash                                                                    $    1,118,960          $      707,222
   Accounts receivable                                                          1,164,513               1,577,715
   Inventory                                                                      668,324                 618,490
   Prepaid expenses and other                                                     106,632                  58,190
                                                                           --------------          --------------
     Total current assets                                                       3,058,429               2,961,617
                                                                           --------------          --------------

Property and equipment, net:
   Research and development machinery and equipment                               377,411                 376,412
   Office furniture and fixtures                                                  153,749                 153,749
   Computer equipment and software                                                217,598                 216,592
   Leasehold improvements                                                         139,350                 139,350
   Molds                                                                          512,200                 512,200
   Manufacturing equipment                                                        370,999                 370,999
   Construction-in-progress                                                       315,706                 102,599
                                                                           --------------          --------------
                                                                                2,087,013               1,871,901
   Less accumulated depreciation and amortization                              (1,032,589)               (985,760)
                                                                           --------------          --------------
     Total property and equipment, net                                          1,054,424                 886,141
                                                                           --------------          --------------

Intangible assets, net                                                            236,115                 241,115

Other assets                                                                      687,102                 549,742
                                                                           --------------          --------------
                                                                           $    5,036,070          $    4,638,615
                                                                           ==============          ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                        $    1,097,337          $      822,453
   Accrued liabilities                                                            614,880                 602,411
   Accrual for patent litigation expenses                                         541,363                 541,363
   Deferred revenue                                                               196,668                 196,668
                                                                           --------------          --------------
     Total current liabilities                                                  2,450,248               2,162,895

Deferred revenue, net of current portion                                          319,568                 368,735
Deferred rent                                                                       1,270                   3,176
Accrual for patent litigation expenses, net of current portion                    722,627                 845,200
Note payable - long term                                                        1,000,000                 500,000
                                                                           --------------          --------------
     Total liabilities                                                          4,493,713               3,880,006
                                                                           --------------          --------------

Commitments and contingencies (Note 5)

Stockholders' equity:
   Series A preferred stock, $.001 par value; 30,000,000 shares
     authorized, no shares outstanding                                                  -                       -
   Common stock, $.02 par value; 70,000,000 shares authorized,
     44,679,445 and 44,629,445 shares outstanding, respectively                   893,589                 892,589
   Additional paid-in capital                                                  40,103,231              42,153,783
   Deferred compensation                                                                -              (2,376,330)
   Accumulated deficit                                                        (40,454,463)            (39,911,433)
                                                                           --------------          --------------
     Total stockholders' equity                                                   542,357                 758,609
                                                                           --------------          --------------
                                                                           $    5,036,070          $    4,638,615
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

                                                       3

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                                       Three Months Ended
                                                                              -------------------------------------
                                                                                 March 31,              March 31,
                                                                                   2006                    2005
                                                                              --------------         --------------
Revenues:
   Product sales                                                              $    1,389,848         $      798,567
   Product royalties                                                                 434,811                556,612
   Technology and license fees                                                        49,167                198,906
   Development fees and related services                                             154,015                105,801
                                                                              --------------         --------------
     Total revenues                                                                2,027,841              1,659,886

Cost of revenues                                                                     723,328                326,256
                                                                              --------------         --------------

     Gross profit                                                                  1,304,513              1,333,630
                                                                              --------------         --------------

Operating expenses:
    Research and development (2006 and 2005 totals
     exclude amortization of deferred compensation of
     $109,854 and$106,789, respectively)                                             830,292                671,233
    Sales and marketing  (2006 and 2005 totals
     exclude amortization of deferred compensation of
     $5,528 and $3,348, respectively)                                                280,360                223,070
    General and administrative (2006 and 2005 totals
     exclude amortization of deferred compensation of
     $211,395 and $208,729, respectively)                                            378,480                330,869
    Amortization of deferred compensation                                            326,777                318,866
                                                                              --------------         --------------

     Total operating expenses                                                      1,815,909              1,544,038
                                                                              --------------         --------------

Loss from operations                                                                (511,396)              (210,408)
                                                                              --------------         --------------

Other income (expense):
   Interest income                                                                       118                  3,390
   Other income (expense)                                                            (28,317)                (7,079)
                                                                              --------------         --------------

     Total other income (expense), net                                               (28,199)                (3,689)
Income/franchise tax                                                                  (3,435)                (3,539)
                                                                              --------------         --------------

Net loss                                                                      $     (543,030)        $     (217,636)
                                                                              ==============         ==============

Basic and diluted net loss per common share                                   $         (.01)        $         (.00)
                                                                              ==============         ==============

Basic and diluted weighted average number of common
  shares outstanding                                                              44,630,556             44,458,261
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

                                                       4

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                 -------------------------------------
                                                                                    March 31,             March 31,
                                                                                      2006                  2005
                                                                                --------------         --------------
Cash flows from operating activities:
   Net loss                                                                     $     (543,030)        $     (217,636)
   Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
     Depreciation and amortization                                                      51,829                 25,870
     Amortization of deferred compensation expense                                     326,777                318,864
     Amortization of deferred financing costs                                            9,693                  7,355
     Changes in operating assets and liabilities:
       Accounts receivable                                                             413,202                118,100
       Inventory                                                                       (49,834)                22,303
       Prepaid expenses and other                                                      (62,120)                (8,798)
       Accounts payable                                                                274,884                (74,955)
       Accrued liabilities                                                              12,469               (143,304)
       Accrual for patent litigation expenses                                         (122,573)               (99,204)
       Deferred revenue                                                                (49,167)              (198,906)
       Deferred rent                                                                    (1,906)                (1,905)
                                                                                --------------         --------------
          Net cash provided by (used in) operating
            activities                                                                 260,224               (252,216)
                                                                                --------------         --------------

Cash flows from investing activities:
   Purchase of property and equipment                                                 (215,112)              (173,039)
   Purchase of patents, technology and related costs                                  (133,374)                     -
                                                                                --------------         --------------
         Net cash used in investing activities                                        (348,486)              (173,039)
                                                                                --------------         --------------

Cash flows from financing activities:
   Proceeds from draw against note payable                                             500,000                      -
   Proceeds from issuance of common stock                                                    -                 19,594
                                                                                --------------         --------------
         Net cash provided by financing activities                                     500,000                 19,594
                                                                                --------------         --------------

Net increase (decrease) in cash                                                        411,738               (405,661)

Cash at beginning of the period                                                        707,222              1,571,926
                                                                                --------------         --------------

Cash at end of the period                                                       $    1,118,960         $    1,166,265
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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2005 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006. The Company's significant accounting policies are set forth in Note 2 to the consolidated financial statements in the December 31, 2005 Annual Report on Form 10-KSB.

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new products and the level of sales of our current products. As of March 31, 2006, the Company had accounts payable and accrued liabilities totaling $1,712,217. The Company also had a current portion of accrued patent litigation expense of $541,363 and current deferred revenue of $196,668, neither of which will require the use of cash. At March 31, 2006, the Company had cash of $1,118,960. In 2004 the Company entered into an agreement with Galen Partners whereby Galen Partners agreed to purchase a convertible promissory note in the aggregate principal amount of $1,000,000 upon the Company's request. In September 2005, the Company elected to draw $500,000 against the note agreement. On March 6, 2006, the Company notified Galen partners that they would draw the remaining $500,000 against the note agreement. The funds were received March 24, 2006. On March 6, 2006, the Company also obtained a $1,500,000 revolving line of credit with Silicon Valley Bank, under which borrowings will be collateralized by substantially all of the assets of the Company. Available borrowings are based primarily on outstanding accounts receivable and initially amounted to approximately $800,000. No funds have been drawn against this credit facility. Management believes that existing cash, along with cash generated from the collection of accounts receivable, the sale of products, development fees and royalties, the $500,000 in funding received under the Galen note agreement, and available borrowings under the Company's credit line, will be sufficient to meet the Company's cash requirements during the next twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its resources more rapidly than anticipated. Any efforts to secure additional funding could be done through equity, debt or other external financing; however there is no assurance that additional funding will be available on favorable terms, if at all. If the Company fails to obtain additional funding when needed, the Company's business and financial condition may be adversely affected.

         In December 2004, the Financial Accounting Standard Board ("FASB") issued SFAS 123R, "Share-Based Payments" ("SFAS No. 123R"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Stock-based awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the statement of operations. Because the Company had only 28,000 options outstanding as of March 31, 2006, all of which were fully vested prior to January 1, 2006, there is no charge attributable to the period ended March 31, 2006.

         Prior to the issuance of SFAS No. 123R, the Company accounted for stock based compensation granted using Accounting Principles Board APB Opinion 25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the Company's fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under those plans consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," the net loss and net loss per common share would have changed to the pro forma amounts indicated below:

                                                                  For the three
                                                                   months ended:
                                                                  March 31, 2005
                                                                  --------------
         Net loss as reported                                       $ (217,636)
         Add: Stock based compensation expense as reported in
           condensed consolidated statements of operations             318,866
         Deduct: Total compensation cost determined under the
           fair value based method for all awards                     (157,947)
                                                                    ----------

         Pro forma net loss                                         $  (56,717)
                                                                    ==========

         Basic and diluted net loss per common share:
           As reported                                              $    (0.00)
           Pro forma                                                $    (0.00)

         A summary of the status of the Company's option plans as of December 31, 2005, and changes during the three months ended March 31, 2006, is presented below:

                                                                       Wtd.
                                                                       Avg.
                                                                     Exercise
                                                         Shares       Prices
                                                    -------------  -------------
               Outstanding at beginning of year
                                                           74,250   $   1.19
               Granted                                          -          -
               Forfeited                                  (46,250)      2.00
                                                    -------------
               Outstanding at March 31,
                 2006                                      28,000       1.14
                                                    =============
               Exercisable at March 31,
                 2006                                      28,000       1.14
                                                    =============

         The following table summarizes information about stock options outstanding at March 31, 2006:

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
      Range of         as of March 31,     Contractual       Exercise       as of March 31,      Exercise
  Exercise Prices           2006              Life             Price             2006             Price
--------------------- ------------------ ----------------- -------------- -------------------- -------------
    $   1.00                5,000             6.83 years     $   1.00           5,000          $   1.00
        1.12               10,000             4.22               1.12          10,000              1.12
        1.19               13,000             5.70               1.19          13,000              1.19
                      ------------------                                    ------------
                           28,000                                1.14          28,000              1.14
                      ==================                                    ============

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004: average risk-free interest rate ranging from 3.25% to 3.75%; expected lives of 10 years; expected dividend yield of zero percent; expected volatility of 73 percent.

         On September 15, 2004, The 2004 Stock Incentive Plan ("Stock Plan") was approved by the Board of Directors and became effective on that date, subject to the Stock Plan being approved by the stockholders within six months after that date. The Stock Plan provides that 6,000,000 shares of the Company's authorized but unissued common stock be reserve pursuant to the terms and conditions of the plan. On October 19, 2004, a special meeting of stockholders was held, at which time the stockholders approved the Stock Plan. The Stock Plan allows the Company, under the direction of the Compensation Committee, to make broad-based grants of restricted stock and stock units, any of which may or may not require the satisfaction of performance objectives, to employees and non-employee directors. Under the Stock Plan, current directors and employees holding stock option grants were given the election of retaining those stock option grants or surrendering them for grants of common stock. This resulted in the surrender of 5,738,190 stock options in exchange for the issuance of 3,375,397 shares of restricted common stock which cliff vest at the end of three years. The stock issuance resulted in a non-cash charge of $3,825,521, which is being expensed ratably over the three year vesting period of the stock grants. In February 2005, the Board of Directors approved the grant of 147,500 shares of restricted stock to certain employees, resulting in a non-cash charge of $94,399, which is being expensed ratably over the three year vesting period of the stock grants. In March 2006, the Board of Directors approved the grant of 50,000 shares of restricted stock to a certain employee, resulting in a non-cash charge of $26,000, which is being expensed ratably over the three year vesting period of the stock grant.

(2) Recent Accounting Pronouncements

         In May 2005, the FASB issued Statement 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods' financial statements, unless it is impracticable to do so. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of Statement 154 will have a significant effect on its financial statements.

         The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

(3) Inventory

         At March 31, 2006 and December 31, 2005, inventory was comprised of the following:

                                              March 31, 2006   December 31, 2005
                                              --------------   -----------------
              Raw materials                      $ 451,721           $ 468,022
              Work in process                       81,061                   -
              Finished goods                       160,292             169,218
              Reserve for obsolete inventory       (24,750)            (18,750)
                                                 ---------           ---------

              Total                              $ 668,324           $ 618,490
                                                 =========           =========

(4) Basic and Diluted Net Loss Per Common Share

         As a result of incurring net losses for the three month periods ended March 31, 2006 and 2005, both basic and diluted net loss per share for the periods are based on the weighted average number of common shares outstanding. Stock options and warrants are not included in the calculation of diluted net loss per common share for the periods because their inclusion would be antidilutive, thereby reducing the net loss per common share. At March 31, 2006, there were 148,000 common stock options and warrants outstanding with exercise prices ranging from $0.02 to $1.19 per share outstanding. At March 31, 2005, there were 244,250 common stock options and warrants outstanding with exercise prices ranging from $0.02 to $2.00 per share.

(5) Commitments and Contingencies

         Purchase Order Commitments

         Due to the long lead-time of critical components for LiftLoc(R) and MiniLoc(TM) Safety Infusion Sets and SecureLoc(TM) Safety Introducer Needle, as of March 31, 2006 the Company had issued $1,423,361 in long-term purchase orders relating to this product.

Legal Proceedings

         In December 2002, Becton Dickinson ("BD") filed a lawsuit against Tyco Healthcare in the United States Court of the District of Delaware, asserting that Tyco Healthcare's Monoject Magellan(TM) safety products infringe upon BD's U.S. Patent No. 5,348,544 (`544 Patent), titled "Single-Handedly Actuable Safety Shield for Needles."

         On October 26, 2004, a jury found in favor of BD that Tyco Healthcare's Monoject Magellan(TM) safety products willfully infringed the `544 Patent and awarded damages of $4.4 million. On November 1, 2004, the court entered the judgment in favor of BD. Tyco Healthcare challenged the jury finding in post-trial motions. On March 31, 2006, the court granted Tyco healthcare's motion for a new trial on the issue of infringement with respect to the `544 patent. The date of the new trial has not been set. Tyco Healthcare developed the Monoject Magellan(TM) safety products in association with us. The Company is not a party to the patent infringement lawsuit.

         Under the Company's agreement with Kendall, Tyco Healthcare has the right to withhold up to fifty percent (50%) of royalties due the Company as an offset against litigation expenses related to charges of infringement by a third party for the manufacture, use or sale of licensed product. This right continues during the period in which such litigation is pending. If, as a result of judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due the Company on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to the Company.

         Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, the Company recorded a liability of approximately $1,300,000 at December 31, 2003, which amount was the Company's estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due Specialized Health Products International, Inc. ("SHPI") through 2005. During the twelve months periods ended September 30, 2004 and 2005, Tyco Healthcare withheld fifty percent of royalty payments due, which amounts totaling $1,000,000 have been offset against the accrual. Based on information obtained during the fourth quarter of 2005, the Company anticipated the litigation will continue at least through 2007. Accordingly, the Company recorded an additional liability of $1,095,200, which amount was its estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI during 2006 and 2007. In the event litigation continues beyond 2007, or if Tyco Healthcare ultimately loses the case on appeal, additional liabilities may accrue. Moreover, if Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan(TM) safety products in their current form. Additional litigation to enforce patents, to protect proprietary information, or to defend the Company against alleged infringement of the rights of others may occur. Such litigation would be costly, could divert Company resources from other planned activities, and could have a material adverse effect on its results of operations or financial condition.

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

         On March 7, 2005, Galen Partners agreed to a six-month extension of its $1,000,000 promissory note agreement through September 30, 2005 in exchange for the issuance of warrants to purchase 40,000 shares of the Company's common stock at an exercise price of $0.02 per share. The Company had the right, at its sole option, to extend the agreement for an additional six-month period through March 31, 2006 for the issuance of warrants to purchase an additional 40,000 shares of the Company's common stock at an exercise price of $0.02 per share. All other terms and conditions of the original agreement remain unchanged in the subsequent agreement. Valuing the warrants utilizing the Black-Scholes valuation model, the issuance of the 40,000 warrants resulted in deferred financing costs of $35,351 that will be amortized ratably over the remaining term of the agreement.

         On September 1, 2005, the Company elected to draw $500,000 against the note agreement, with the option to draw down the remaining $500,000 prior to March 31, 2006. Galen Partners agreed to extend the note agreement for an additional six-month period without further consideration. The note has a maturity date of September 13, 2008, at which time any outstanding principal and accrued interest must be paid in full.

         On March 6, 2006, the Company elected to draw the remaining $500,000 against the note agreement with Galen Partners, which funds were received March 24, 2006. The note has a maturity date of March 24, 2009, at which time any outstanding principal and accrued interest must be paid in full.

(8) Merger Agreement

         On November 21, 2005, the Company and The Med-Design Corporation signed an Agreement and Plan of Merger and Reorganization under which Med-Design and its subsidiaries will merge with and into the Company in a transaction to be accounted for as an acquisition by the Company. The assets and liabilities of Med-Design will be recorded as of the acquisition date at their estimated fair values. The transaction is expected to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code. Under the terms of the merger agreement, each share of Med-Design common stock outstanding at the closing of the merger will be exchanged for approximately 1.25 shares of the Company's common stock as set forth in the merger agreement exchange formula, resulting in the issuance of 21,419,098 shares of the Company's common stock to the Med-Design stockholders. Based on 16,874,486 Med-Design shares outstanding at December 31, 2005, and adding 223,509 shares to be issued in exchange for Med-Design options, this will represent approximately 32.4% of the combined organization. The exchange ratio and ownership percentage may be increased if Med-Design eliminates or reduces certain liabilities related to its real property lease and pending litigation prior to the closing of the transaction.

Assuming Med-Design is successful in eliminating those liabilities, the exchange ratio would increase to approximately 1.32, resulting in the issuance of 22,587,955 shares of the Company's common stock to the Med-Design stockholders, which would represent approximately 33.6% of the combined organization. On March 6, 2006, we executed an amendment to the Merger Agreement with the Med-Design Corporation which extended the End Date for the merger from March 31, 2006 to June 30, 2006 and increased the cumulative burn rate of Med-Design from December 1, 2005 until the closing date to $1,000,000. The Company has filed a prospectus/proxy statement concerning its proposed combination with Med-Design with the Securities and Exchange Commission.

         There are currently outstanding 1,509,532 Med-Design warrants at strike prices ranging from $6.03 to $14.1375. These warrants will be exchanged for warrants to purchase the Company's common stock at the same final exchange ratio received by the Med-Design stockholders. The aggregate Black-Scholes value of the Company's warrants to be issued in this exchange, which is approximately $14,000, will be included as a component of the purchase price.

         The Company will also assume approximately $997,000 of Med-Design liabilities, plus an estimated lease settlement obligation of $470,000, and will incur approximately $580,000 in costs relating to the transaction. The fair value of the Company's stock to be issued in this transaction, the assumption of Med-Design liabilities and the costs incurred in the transaction combine for an estimated purchase price of $14,912,000.

         At March 31, 2006, the Company had incurred costs totaling $574,064 relating to this proposed transaction which are included in other assets in the consolidated balance sheet. The transaction is subject to regulatory and shareholder approval. If the transaction is not completed, the total costs will be expensed. Should the Med-Design stockholders fail to approve the merger, a $500,000 break-up fee will be paid to the Company by Med-Design. Such payment will be offset against the merger costs to be expensed.

(9) Subsequent Events

         On April 21, 2006, the Company entered into a Development, Distribution and Supply Agreement (the "Agreement") with Bard Access Systems, Inc. ("Bard"). The Agreement provides for (i) Bard to provide funding for the development of a safety PEG introducer needle that meets Bard's requirements (the "Bard Product"), (ii) Bard to receive the right to distribute the Bard Product worldwide for use in percutaneous endoscopic gastronomy applications, (iii) the Company to manufacture, package and supply Bard with the Bard Product, and (iv) a term of five years, subject to automatic renewal for successive one-year terms unless terminated by either party on 180 days notice prior to the expiration of the then effective term.




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 2. Management's Discussion and Analysis and Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements included in our Form 10-KSB for the year ended December 31, 2005, and notes thereto.

Overview

         We design, develop, manufacture, and market proprietary disposable medical devices for clinician and patient safety. Our innovative safety devices are designed to maximize the efficiency and quality of healthcare, while minimizing the risk of accidental needlesticks, which are a leading cause of the spread of blood-borne diseases such as human immunodeficiency virus and autoimmunodeficiency syndrome ("HIV/AIDS"), hepatitis B virus ("HBV") and hepatitis C virus ("HCV"). Through proprietary design and manufacturing processes, we have developed multiple products primarily based upon two patented technology platforms, FlexLoc(R) and SecureLoc(TM), which apply to virtually all medical needles used today. We manufacture and market certain products, including LiftLoc(R) Safety Infusion Set and SecureLoc(TM) Safety Introducer Needle, under our own label. Other products are supplied to third parties on an OEM basis or licensed to leading manufacturers and marketers in the disposable medical products industry.

Three Months Ended March 31, 2006 and 2005

         During the three months ended March 31, 2006, we had total revenues of $2,027,841, compared with total revenues of $1,659,886 for the three months ended March 31, 2005. During the three months ended March 31, 2006, we recognized $1,389,848 in revenue from product sales, $434,811 in revenue from product royalties, $49,167 in technology and license fees, and $154,015 in development fees and related services. Costs incurred to generate revenues during the 2006 period were $723,328. During the three months ended March 31, 2005, we recognized product sales of $798,567, product royalties of $556,612, technology and license fees of $198,906 and development fees and related services of $105,801. Costs incurred to generate revenues during the 2005 period were $326,256. The significant increase in product sales results from the introduction of two additional products into the market place during the fourth quarter of 2005. The decrease in royalties for the three months ended March 31, 2006 results from the termination in the fourth quarter of 2005 of contract minimums for two products. The decrease in license fees in 2006 results from upfront licensing fees from Tyco related to the Monoject Magellan(TM) safety syringe becoming fully amortized in May of 2005.

         Research and development ("R&D") expenses were $830,292 (excluding $109,854 in amortization of deferred compensation expense) for the three months ended March 31, 2006, compared with $671,233 (excluding $106,789 in amortization of deferred compensation expense) for the comparable period of the prior year. Our R&D efforts during the three-month period ended March 31, 2006, focused on development work related to commercialization of conventional and safety bone biopsy products utilizing our SecureLoc(TM) technology, the development of additional products based upon our proprietary medical safety needle technologies, and continued market support of our LiftLoc(R) and MiniLoc(TM) Safety Infusion Set product lines and our SecureLoc(TM) Safety Introducer Needle product.

         Sales and marketing expenses were $280,360 (excluding $5,528 in amortization of deferred compensation expense) for the three months ended March 31, 2006, compared with $223,070 (excluding $3,348 in amortization of deferred compensation expense) for the comparable period of the prior year. The increase in the three months ended March 31, 2006, reflects costs of an additional person to assist in the marketing efforts of the SecureLoc(TM) Safety Introducer Needle product line, and additional promotional expenses related to the two new products launched during the fourth quarter of 2005.

         General and administrative expenses were $378,480 for the three months ended March 31, 2006 (excluding $211,395 in amortization of deferred compensation expense), compared with $330,869 (excluding $208,729 in amortization of deferred compensation expense) for the comparable period of the prior year. This increase is the net result of higher insurance costs offset by a reduction in consulting services.

         Total other expense was $28,199 for the three months ended March 31, 2006, compared with $3,689 in other expense for the comparable period of the prior year. The change results primarily from interest expense related to the notes payable to Galen Partners.

         The net loss for the three months ended March 31, 2006 and 2005 was ($543,030) and ($217,636) respectively, resulting in net loss per common share of $(0.01) for the 2006 period and $(.00) for the 2005 period.

Financial Position

         We had $1,118,960 in cash as of March 31, 2006, representing an increase of $411,738 from December 31, 2005. Working capital as of March 31, 2006 was $608,181 as compared to $798,722 at December 31, 2005. This increase in cash primarily results from the $500,000 draw against the note payable made in March 2006. For the three months ended March 31, 2006, we had positive cash flow from operations of $260,224. This positive cash flow from operations was offset by our investments in capital equipment related to our new manufacturing lines and capitalized merger costs related to the proposed Med-Design transaction.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities, the sale of technology and patents, product sales and royalties, development fees, technology and license fees and proceeds from the exercise of common stock options. Net cash of $260,224 was provided by operating activities during the three months ended March 31, 2006, an improvement of $512,440 as compared to the $252,216 used during the same period in 2005. Also, during the three months ended March 31, 2006, net cash of $348,486 was used for the purchase of property and equipment and capitalized merger costs, compared with $173,039 for the same period in 2005. Cash proceeds of $500,000 were realized from the draw against the note payable during the three-month period ended March 31, 2006. Cash proceeds of $19,594 were received from the purchase of stock through the Employee Stock Purchase Plan during the same period in 2005. As of March 31, 2006, our current liabilities totaled $2,450,248 and we had working capital of $608,181.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new products and the level of sales of our current products. As of March 31, 2006, we had accounts payable and accrued liabilities totaling $1,712,217. We also had a current portion of accrued patent litigation expense of $541,363 and current deferred revenue of $196,668, neither of which will require the use of cash. At March 31, 2006, we had cash of $1,118,960. In 2004 we entered into an agreement with Galen Partners whereby Galen Partners agreed to purchase a convertible promissory note in the aggregate principal amount of $1,000,000 upon our request. In September 2005, we elected to draw $500,000 against the note agreement. On March 6, 2006, we notified Galen Partners that we would draw the remaining $500,000 against the note agreement. The funds were received March 24, 2006. On March 6, 2006, we also obtained a $1,500,000 revolving line of credit with Silicon Valley Bank under which borrowings will be collateralized by substantially all of the assets of the Company. Available borrowings are based primarily on outstanding accounts receivable and initially amounted to approximately $800,000. No funds have been drawn against the credit facility. We believe that existing cash and cash equivalents, along with cash generated from the collection of accounts receivable, the sale of products, development fees and royalties, the $500,000 in funding provided under the Galen note agreement, and available borrowings under our credit line will be sufficient to meet our cash requirements during the next twelve months. However, there can be no assurance that we will not encounter unforeseen difficulties that may deplete our resources more rapidly than anticipated. Any efforts to seek additional funding could be done through equity, debt or other external financing; however there is no assurance that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, our business and financial condition may be adversely affected.

         The Company's significant non-cancelable operating lease obligations as of March 31, 2006 are as follows:

                                                                 Payments Due by Year
                                                   -------------------------------------------------
Obligation                             Total            2006            2007          Thereafter
---------------------------------- --------------- --------------- --------------- -----------------
Operating leases                       $  498,606      $  211,247        $287,359        $        -
Purchase order commitments              1,423,361       1,423,361               -                 -
Convertible note                        1,000,000               -               -         1,000,000
Interest on convertible note              251,218          76,166         120,000            55,052
                                   --------------- --------------- --------------- -----------------
Total                                  $3,173,185      $  896,950        $407,359        $1,055,052
                                   =============== =============== =============== =================
-----------------------------

(1) The amounts for the year ending December 31, 2006 include only payments to be made after March 31, 2006.

         Due to the long lead-time of critical components for LiftLoc(R) and MiniLoc(TM)Safety Infusion Sets and the SecureLoc(TM) Safety Introducer Needle, as of March 31, 2006 the Company had issued $1,423,361 in long-term purchase orders relating to this product.

Common Stock

         On March 1, 2006, the board approved the grant of 50,000 shares of restricted common stock under the 2004 Stock Incentive Plan to a certain employee. The charge of $26,000 arising from this grant will be recognized ratably over the three year vesting period of the grant.

Stock Options and Warrants

         On March 7, 2005, Galen Partners agreed to a six-month extension of the promissory note agreement through September 30, 2005 in exchange for the issuance of warrants to purchase 40,000 shares of our common stock at an exercise price of $0.02 per share. Valuing the transaction utilizing the Black-Scholes valuation model, the issuance of these warrants resulted in a charge of $35,351 that will be amortized ratably over the three and one-half year term of the agreement. On September 1, 2005, the parties amended the March 7, 2005 purchase agreement to extend the option period from September 30, 2005 to March 31, 2006 without the consideration of additional warrants for shares of common stock and to allow us to exercise the option in principal amounts of less than $1,000,000, provided that the total aggregate principal amount of the outstanding obligations cannot exceed $1,000,000. On September 1, 2005, we requested that Galen Partners purchase a note in the principal amount of $500,000 on the terms described above. We received the $500,000 in loan proceeds on September 13, 2005. On March 6, 2006, we requested that Galen Partners purchase an additional note in the principal amount of $500,000 on the terms described above. SHPI received the $500,000 in loan proceeds on March 24, 2006. We have also granted Galen Partners demand and piggyback registration rights with respect to the common stock underlying these warrants and the common stock into which the $1,000,000 convertible promissory note, if issued, may be convertible.

         As of March 31, 2006, we had outstanding stock options granted that are exercisable for 28,000 shares of common stock at exercise prices ranging from $1.00 to $1.19 per share and issued warrants that are exercisable for 120,000 shares of common stock at exercise prices of $0.02 per share. The exercise of all such stock options and warrants would result in an equity infusion of $34,120. All of these stock options and are out of the money and there can be no assurance that any of the stock options or warrants will be exercised.

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

     Stock Based Compensation

         On January 1, 2006, we adopted the provisions of Statement 123 (revised
2004) (Statement 123 (R), "Share-Based Payment," which revises Statement 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees." Statement 123(R) requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

         Prior to the adoption of Statement 123(R), we accounted for stock-based compensation awards using the intrinsic value method of Opinion 25. Accordingly, we did not recognize compensation expense in our statement of operations for options we granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. However, we did record compensation expense related to restricted stock grants based on the market value of our stock at the date of grant. As required by Statement 123, we also provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of Statement 123 had been applied.

         We have elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we will apply the provisions of Statement 123(R) to new awards modified, repurchased, or cancelled after January 1, 2006. Additionally, had any of the stock-based awards not been vested, we would have recognized compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006, as the remaining service was rendered.

     Recent Accounting Pronouncements

         In May 2005, the FASB issued Statement 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods' financial statements, unless it is impracticable to do so. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of Statement 154 will have a significant effect on its financial statements.

         We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on its current or future earnings or operations.

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

         In April 2006, we entered into a Development, Distribution and Supply Agreement (the "3rd Bard Agreement") with Bard. The 3rd Agreement provides for
(i) Bard to provide funding for the development of a safety PEG introducer needle that meets Bard's requirements (the "Bard Product"), (ii) Bard to receive the right to distribute the Bard Product worldwide for use in percutaneous endoscopic gastrostomy applications, (iii) SHPI to manufacture, package and supply Bard with the Bard Product, and (iv) a term of five years, subject to automatic renewal for successive one-year terms unless terminated by either party on 180 days notice prior to the expiration of the then effective term.

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

         In March and April 2006, we entered into Distribution Agreements with Capitol Medical, Inc., CoMedical, Inc., Medtec Medical, Inc., and Kentec Medical, Inc. for the non-exclusive right to distribute and sell MiniLoc(TM) Safety Infusion Set in defined geographic territories. Under the terms of the agreements, each company purchases SHPI branded product from us for resale to their end-user customers. Each of the agreements is for a one-year term and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.
         .
         Tyco Healthcare

         In June 2004, we entered into a worldwide Development and OEM Supply/Distribution agreement with Tyco Healthcare for the marketing and sale of bone marrow biopsy needles. Under the terms of the agreement, Tyco Healthcare will purchase safety and conventional bone marrow biopsy needles from us, as well as reimburse us for certain research and development expenses related to product commercialization. The Tyco Healthcare agreement is for an initial term of three years during which it is non-cancelable. After the initial three-year term it automatically renews for additional one-year terms unless terminated in writing by Tyco Healthcare upon 180 days notice.

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

Merger Agreement

         On November 21, 2005, SHPI and The Med-Design Corporation signed an Agreement and Plan of Merger and Reorganization ("Merger Agreement") under which our wholly-owned subsidiary will merge with and into Med-Design in a transaction to be accounted for as an acquisition by SHPI. The assets and liabilities of Med-Design will be recorded as of the acquisition date at their estimated fair values. The transaction is expected to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code. Under the terms of the merger agreement, each share of Med-Design common stock outstanding at the closing of the merger will be exchanged for approximately 1.25 shares of SHPI common stock as set forth in the merger agreement exchange formula, resulting in the issuance of 21,419,198 shares of SHPI common stock to the Med-Design stockholders. Based on 16,874,486 Med-Design shares outstanding at December 31, 2005, and adding 223,509 shares to be issued in exchange for Med-Design options, the shares of SHPI to be issued to Med-Design stockholders will represent approximately 32.4% of the combined organization. The exchange ratio and ownership percentage may be increased if Med-Design eliminates or reduces certain liabilities related to its real property lease and pending litigation prior to the closing of the transaction. Assuming Med-Design is successful in eliminating those liabilities, the exchange ratio would increase to approximately 1.32, resulting in the issuance of 22,587,955 shares of SHPI common stock to the Med-Design stockholders, which would represent approximately 33.6% of the combined organization. On March 6, 2006, we executed an amendment to the Merger Agreement with Med-Design which extended the "End Date," as defined in the Merger Agreement, for the merger from March 31, 2006 to June 30, 2006 and increased the cumulative burn rate of Med-Design from December 1, 2005 until the closing date to $1,000,000. We filed a prospectus/proxy statement concerning our proposed combination with Med-Design with the Securities and Exchange Commission. Investors and security holders are advised to read the prospectus/proxy statement related to the proposed transaction, because it contains important information related to the transaction.

         There are currently outstanding 1,509,532 Med-Design warrants at strike prices ranging from $6.03 to $14.1375. These warrants will be exchanged for warrants to purchase our common stock at the same final exchange ratio received by the Med-Design stockholders. The aggregate Black-Scholes value of our warrants to be issued in this exchange, which is approximately $14,000, will be included as a component of the purchase price.

         We will assume approximately $997,000 of Med-Design liabilities, plus an estimated lease settlement obligation of $470,000, and will incur approximately $580,000 in costs related to the transaction. The fair value of our stock to be issued in this transaction, the assumption of Med-Design liabilities and the costs incurred in the transaction combine for an estimated purchase price of $14,912,000.

         At March 31, 2006, we had incurred costs totaling $574,064 relating to this proposed transaction which are included in other assets in the consolidated balance sheet. The transaction is subject to regulatory and shareholder approval. If the transaction is not completed, the total costs will be expensed. Should the Med-Design stockholders fail to approve the merger, a $500,000 break-up fee will be paid to us by Med-Design. Such payment would be offset against the merger costs to be expensed.

         In connection with the proposed merger with Med-Design, we have filed with the Securities and Exchange Commission ("SEC") a Registration Statement on Form S-4 that includes a joint proxy statement/prospectus and other relevant materials in connection with the proposed merger. Investors and security holders of SHPI are urged to read the joint proxy statement/prospectus and the other relevant because they contain important information about SHPI, Med-Design, and the merger. The joint proxy statement/prospectus and other relevant materials, and any other documents filed by us with the SEC, may be obtained free of charge at the SEC's website at www.sec.gov. In addition, investor and security holders may obtain free copies of the documents filed with the SEC by us by directing a request to: Specialized Health Products International, Inc., 585 West 500 South, Bountiful, Utah 84010, Attn: Investor Relations.

Inflation

         We do not expect the impact of inflation on our operations to be significant for the next twelve months.

Forward-Looking Statements

         This Form 10-QSB contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. The foregoing statements regarding our outlook on our future performance, the potential impact of new product agreements, the trends with respect to new products, our revenue expectations and statements regarding the proposed transaction between SHPI and Med-Design and the transactions related thereto include forward looking statements, which are subject to risks and uncertainties, including but not limited to the fact that our success is dependent on sales generated by our distribution and licensing partners, we have a history of losses, most of our revenues are based on relationships with two companies, which relationships may cease for a variety of reasons, we are dependent on third party manufacturers, we may need and be unable to obtain additional financing, we can be harmed by adverse governmental regulation, we may fail to obtain certain FDA approvals, we are subject to negative pricing pressures, our products may fail, our research and development efforts may fail, and the proposed transaction with Med-Design may not ultimately close for any of a number of reasons, such as we or Med-Design not obtaining stockholder approval; that we will forego business opportunities while the transaction is pending; that prior to the closing of the transaction, the businesses of SHPI and Med-Design may suffer due to uncertainty; that, in the event the transaction is completed, the combination of SHPI and Med-Design may not result in a stronger company; and that the costs related to the transaction will exceed the benefits. Statements made herein are subject to risks and uncertainties that could cause actual results to vary materially from those projected in the forward-looking statements. We may experience significant fluctuations in future operating results due to a number of economic conditions, risks in product and technology development, the effect of our accounting policies and other risk factors detailed in our SEC filings. These factors and others could cause operating results to vary significantly from those in prior periods and those projected in forward-looking statements. Additional information with respect to these and other factors, which could materially affect us and our operations, are included on certain forms we file with the Securities and Exchange Commission.

         Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 3. Controls and Procedures

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.



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

         On October 26, 2004, a jury found in favor of BD that Tyco Healthcare's Monoject Magellan(TM) safety products willfully infringed the `544 Patent and awarded damages of $4.4 million. On November 1, 2004, the court entered the judgment in favor of BD. Tyco Healthcare challenged the jury finding in post-trial motions. On March 31,2006, the court granted Tyco healthcare's motion for a new trial on the issue of infringement with respect to the `544 patent. The date of the new trial has not been set. Tyco Healthcare developed the Monoject Magellan(TM) safety products in association with us. We are not a party to the patent infringement lawsuit.

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

Item 6. Exhibits.


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

   10.6 Distribution Agreement, dated September 17, 2001, by and between the Company and Bard Access Systems, Inc. (Incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 8-K, dated November 7,
                        2001).

   10.7 Second Development and License Agreement, effective date of April 12, 2002, by and among Safety Syringe Corporation, a wholly owned subsidiary of the Company and Tyco Healthcare Group LP. (Incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2001).

   10.8 Development and License Agreement, effective as of January 1, 2002, by and among Safety Syringe Corporation and TAP Pharmaceutical Products, Inc. (Incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2001).

   10.9 OEM Supply and Distribution Agreement, effective as of May 21, 2003, by and between Specialized Health Products, Inc., a wholly owned subsidiary of the Company and ExelInt International, Company. (Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2002).

   10.10 License Agreement, effective August 8, 2003, by and between Specialized Health Products, Inc. and Becton, Dickinson and Company. (Incorporated by reference to Exhibit 10.17 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2002).

   10.11 Specialized Health Products International, Inc. 2004 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-KSB, dated December 31, 2003).

   10.12 Purchase Agreement, dated March 22, 2004, by and between Specialized Health Products International, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-KSB, dated December 31, 2003).

   10.13 Amendment No. 1 to Investors' Rights Agreement, effective date of March 22, 2004, by and between the Company and the Initiating Holders as identified on the signature page. (Incorporated by reference to Exhibit
                        10.19 of the Company's Annual Report on Form 10-KSB, dated December 31, 2003).

   10.14 Development and OEM Supply/Distribution Agreement, effective as of June 15, 2004, by and between Specialized Health Products International, Inc. and Tyco Healthcare Group LP. (Incorporated by reference to
                        Exhibit 10.20 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2004).

   10.15 Specialized Health products International, Inc. 2004 Stock Incentive Plan (Incorporated by reference to
                        Exhibit 4.5 of the Company's Registration Statement on Form S-8 filed September 27, 2004 (File 333-119306)).

   10.16 Purchase Agreement, dated March 7, 2005, by and between Specialized Health Products International, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (Incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-KSB, dated December 31, 2004).

   10.17 Development, Distribution and Supply Agreement, dated April 21, 2006, by and between the Company and Bard Access Systems, Inc. (Incorporated by reference to
                        Exhibit 10.1 of the Company's Current Report on Form 8-K, dated April 26, 2006).

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

                                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.




Date: May 9, 2006                By   /s/ Jeffrey M. Soinski
                                 -----------------------------------------------
                                 Jeffrey M. Soinski
                                 President, Chief Executive Officer, Director




Date: May 9, 2006                By     /s/ Keith L. Merrell
                                 -----------------------------------------------
                                 Keith L. Merrell
                                 Acting Chief Financial Officer