Form 10QSB
period 2006-06-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2006-08-14
CIK 790228

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2006

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

                   Class                   Outstanding as of August 9, 2006
       Common Stock, $.02 par value               66,205,177 shares

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets
              As of June 30, 2006 and December 31, 2005                      3

         Condensed Consolidated Statements of Operations
              For the three months ended June 30, 2006 and 2005              4

         Condensed Consolidated Statements of Operations
              For the six months ended June 30, 2006 and 2005                5

         Condensed Consolidated Statements of Cash Flows
              For the six months ended June 30, 2006 and 2005                6

         Notes to Condensed Consolidated Financial Statements                7

Item 2:  Management's Discussion and Analysis or Plan of Operation          14

Item 3:  Controls and Procedures                                            24

                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                  25

Item 2:  Unregistered Sale of Equity Securities and Use of Proceeds         25

Item 3:  Defaults upon Senior Securities                                    25

Item 4:  Submission of Matters to a Vote of Security Holders                25

Item 5:  Other Information                                                  26

Item 6:  Exhibits                                                           26

Signatures                                                                  29

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

         ASSETS                                                                June 30,           December 31,
                                                                                 2006                 2005
                                                                              (Unaudited)           (Audited)
                                                                         ------------------    ------------------
Current assets:
   Cash and cash equivalents                                             $        7,073,729    $          707,222
   Accounts receivable, net                                                       2,456,997             1,577,715
   Inventory, net                                                                 1,212,918               618,490
   Prepaid expenses and other                                                       528,730                58,190
                                                                         ------------------    ------------------
     Total current assets                                                        11,272,374             2,961,617
                                                                         ------------------    ------------------

Property and equipment, net of accumulated depreciation and
  amortization of $1,087,860 and $985,760, respectively                           1,211,048               886,141

Intangible assets, net                                                            2,695,226               241,115

Goodwill                                                                            882,703                     -

Other assets                                                                        103,345               549,742
                                                                         ------------------    ------------------
                                                                         $       16,164,696    $        4,638,615
                                                                         ==================    ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $        1,965,670    $          822,453
   Accrued liabilities                                                            1,801,890               602,411
   Accrual for patent litigation expenses, current portion                          541,363               541,363
   Deferred revenue                                                                 196,668               196,668
                                                                         ------------------    ------------------
     Total current liabilities                                                    4,505,591             2,162,895

Deferred revenue, net of current portion                                            270,401               368,735

Deferred rent                                                                             -                 3,176

Accrual for patent litigation expenses, net of current portion                      611,763               845,200

Note payable - long term                                                                  -               500,000
                                                                         ------------------    ------------------

     Total liabilities                                                            5,387,755             3,880,006
                                                                         ------------------    ------------------

Stockholders' equity:
   Preferred stock, $.001 par value; 30,000,000 shares authorized,
     no shares outstanding                                                                -                     -
   Common stock, $.02 par value; 70,000,000 shares authorized,
     66,205,177 and 44,629,445 shares issued and outstanding at June
     30, 2006 and December 31, 2005, respectively                                 1,324,104               892,589
   Additional paid-in capital                                                    49,679,616            42,153,783
   Deferred compensation                                                                  -            (2,376,330)
   Accumulated deficit                                                          (40,226,779)          (39,911,433)
                                                                         ------------------    ------------------
     Total stockholders' equity                                                  10,776,941               758,609
                                                                         ------------------    ------------------
                                                                         $       16,164,696    $        4,638,615
                                                                         ==================    ==================

                      See accompanying notes to condensed consolidated financial statements.

                                                       3

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                                                      Three Months Ended
                                                                           -----------------------------------------
                                                                               June 30,                 June 30,
                                                                                 2006                     2005
                                                                           ----------------         ----------------
Revenues:
   Product sales                                                           $      2,540,161         $        924,139
   Product royalties                                                                526,806                  409,752
   Technology fees and licensing revenues                                            49,167                   69,953
   Development fees and related services                                            252,057                  261,974
                                                                           ----------------         ----------------
     Total revenues                                                               3,368,191                1,665,818

Cost of revenues                                                                  1,192,549                  541,526
                                                                           ----------------         ----------------

     Gross profit                                                                 2,175,642                1,124,292
                                                                           ----------------         ----------------

Operating expenses:
   Research and development (2006 and 2005 totals
     exclude amortization of deferred compensation
     of $109,855 and $108,832, respectively)                                        831,541                  707,344
   Sales and marketing  (2006 and 2005 totals
     exclude amortization of deferred compensation
     of $7,483 and $4,770, respectively)                                            342,771                  238,071
   General and administrative (2006 and 2005
     totals exclude amortization of deferred
     compensation of $211,396 and $210,506,
     respectively)                                                                  431,116                  335,932
   Amortization of deferred compensation                                            328,897                  324,108
                                                                           ----------------         ----------------

     Total operating expenses                                                     1,934,325                1,605,455
                                                                           ----------------         ----------------

Income (loss) from operations                                                       241,317                 (481,163)
                                                                           ----------------         ----------------

Other income (expense):
   Interest income                                                                   29,354                    2,475
   Other income (expense)                                                           (42,987)                  (9,581)
                                                                           ----------------         ----------------

     Total other income (expense), net                                              (13,633)                  (7,106)
Income/franchise tax                                                                      -                        -
                                                                           ----------------         ----------------

Net income (loss)                                                          $        227,684         $       (488,269)
                                                                           ================         ================

Basic net income (loss) per common share                                   $            .00         $           (.01)
                                                                           ================         ================

Basic weighted average number of common shares
  outstanding                                                                    51,302,747               44,582,473
                                                                           ================         ================

Diluted net income (loss) per common share                                 $            .00         $           (.01)
                                                                           ================         ================

Diluted weighted average number of common shares
  outstanding                                                                    51,302,747               44,582,473
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

                                                       4

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                                                       Six Months Ended
                                                                           --------------------------------------
                                                                               June 30,              June 30,
                                                                                 2006                  2005
                                                                           ------------------   -----------------
Revenues:
   Product sales                                                            $     3,930,009       $     1,722,706
   Product royalties                                                                961,617               966,364
   Technology and license fees                                                       98,334               268,859
   Development fees and related services                                            406,072               367,775
                                                                            ---------------       ---------------
     Total revenues                                                               5,396,032             3,325,704

Cost of revenues                                                                  1,915,877               867,782
                                                                            ---------------       ---------------

     Gross profit                                                                 3,480,155             2,457,922
                                                                            ---------------       ---------------

Operating expenses:
   Research and development (2006 and 2005 totals                                 1,661,833             1,378,577
     exclude amortization of deferred compensation
     of $219,709 and $215,620, respectively)
   Sales and marketing (2006 and 2005 totals                                        623,131               461,141
     exclude amortization of deferred compensation
     of $13,176 and $8,118, respectively)
   General and administrative (2006 and 2005                                        809,596               670,340
     totals exclude amortization of deferred
     compensation of $422,791 and $419,235,
     respectively)
   Amortization of deferred compensation                                            655,674               639,434
                                                                            ---------------       ---------------

     Total operating expenses                                                     3,750,234             3,149,492
                                                                            ---------------       ---------------

Income (loss) from operations                                                      (270,079)             (691,570)
                                                                            ---------------       ---------------

Other income (expense):
   Interest income                                                                   29,471                 5,864
   Other income (expense)                                                           (71,302)              (16,660)
                                                                            ---------------       ---------------

     Total other income (expense), net                                              (41,831)              (10,796)
Income/franchise taxes                                                               (3,435)               (3,539)
                                                                            ---------------       ---------------

Net loss                                                                    $      (315,345)      $      (705,905)
                                                                            ===============       ===============

Basic and diluted net loss per common share                                 $          (.01)      $          (.02)
                                                                            ===============       ===============

Basic and diluted weighted average number of
  common shares outstanding                                                      47,984,807            44,520,693
                                                                            ===============       ===============

                          See accompanying notes to condensed consolidated financial statements.

                                                        5

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                       Six Months Ended
                                                                             --------------------------------------
                                                                                 June 30,             June 30,
                                                                                   2006                 2005
                                                                             --------------        --------------
Cash flows from operating activities:
   Net loss                                                                  $     (315,345)       $     (705,905)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                  113,602                52,536
     Deferred compensation                                                          647,098               548,574
     Amortization of deferred financing cost                                         19,386               (23,498)
     Changes in operating assets and liabilities:
       Accounts receivable                                                          613,518               (76,282)
       Inventory                                                                   (594,428)             (161,377)
       Prepaid expenses and other                                                   (24,143)               45,404
       Accounts payable                                                            (509,208)              357,274
       Accrued liabilities                                                         (393,915)              (55,559)
       Accrual for patent litigation expense                                       (233,437)             (195,798)
       Deferred revenue                                                             (98,334)             (268,859)
       Deferred rent                                                                 (3,176)               (3,811)
                                                                             --------------        --------------
          Net cash used in operating activities                                    (778,382)             (487,301)
                                                                             --------------        --------------

Cash flows from investing activities:
   Purchase of property and equipment                                              (273,308)             (251,283)
   Cash received in connection with acquisition, net of cash paid                 7,918,197                     -
                                                                             --------------        --------------
         Net cash provided by (used in) investing activities                      7,644,889              (251,283)
                                                                             --------------        --------------

Cash flows from financing activities:
   Proceeds from draw against note payable                                          500,000                     -
   Payment of convertible note                                                   (1,000,000)                    -
    Proceeds from issuance of common stock                                                -               149,346
                                                                             --------------        --------------
              Net cash provided by (used in) financing activities                  (500,000)              149,346
                                                                             --------------        --------------

Net increase (decrease) in cash                                                   6,366,507              (589,238)

Cash at beginning of the period                                                     707,222             1,571,926
                                                                             --------------        --------------

Cash at end of the period                                                    $    7,073,729        $      982,688
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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the
Company's December 31, 2005 Annual Report on Form 10-KSB. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the operating results that may be expected for the year ending
December 31, 2006. The Company's significant accounting policies are set forth in Note 2 to the consolidated financial statements in the December 31, 2005
Annual Report on Form 10-KSB.

         Specialized Health Products International, Inc. ("SHPI) completed its merger with The Med-Design Corporation ("Med-Design") on June 2, 2006, following approval by stockholders of both companies. Following completion of the merger,
Med-Design stockholders received 21,525,866 shares of SHPI's common stock in exchange for their shares of Med-Design common stock, representing approximately
32.48% of the outstanding shares of SHPI. The financial results included in this report include combined operations from June 2, 2006, the date of the merger, through June 30, 2006.

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new products and the level of sales of our current products. As of June 30, 2006, the Company had accounts payable and accrued liabilities totaling $3,767,560.
The Company also had a current portion of accrued patent litigation expense of
$541,363 and current deferred revenue of $196,668, neither of which will require the use of cash. At June 30, 2006, the Company had cash and cash equivalents
$7,073,729. On March 6, 2006, the Company obtained a $1,500,000 revolving line of credit with Silicon Valley Bank, under which borrowings will be collateralized by substantially all of the assets of the Company. Available borrowings are based primarily on outstanding accounts receivable. No funds have been drawn against this credit facility. Management believes that existing cash and cash equivalents, along with cash generated from the collection of accounts receivable, the sale of products, development fees and royalties, and available borrowings under the Company's credit line, will be sufficient to meet the
Company's cash requirements during the next twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its resources more rapidly than anticipated. Any efforts to secure additional funding could be done through equity, debt or other external financing; however there is no assurance that additional funding will be available on favorable terms, if at all. If the Company fails to obtain additional funding when needed, the Company's business and financial condition may be adversely affected.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Specialized Health Products International, Inc. and its wholly-owned subsidiaries, Specialized Health Products, Inc., Safety Syringe Corporation, The
Med-Design Corporation, MDC Holdings, Inc. and MDC Research Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation

         In December 2004, the Financial Accounting Standard Board ("FASB")
issued SFAS 123R, "Share-Based Payments" ("SFAS No. 123R"), a revision of SFAS
No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The

Company adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Stock-based awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the statement of operations. Because the Company had only 28,000 options outstanding as of June 30, 2006, all of which were fully vested prior to January 1, 2006, there is no charge attributable to the three and six-month periods ended June
30, 2006.

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

                                                              For the three          For the six
                                                              months ended:         months ended:
                                                              June 30, 2005         June 30, 2005

Net income (loss) as reported                                   $ (488,269)          $ (705,905)
Add: Stock based compensation expense as reported in
  condensed consolidated statements of operations                  328,401              655,676
Deduct: Total compensation cost determined under the fair
  value based method for all awards                               (157,947)            (315,894)
                                                                ----------           ----------

Pro forma net income (loss)                                     $ (317,815)          $ (366,123)
                                                                ==========           ==========

Basic and diluted net income (loss) per common share:
         As reported                                            $    (0.01)          $    (0.02)
         Pro forma                                              $    (0.01)          $    (0.01)

         A summary of the status of the Company's option plans as of December
31, 2005, and changes during the six months ended June 30, 2006, is presented below:

                                                                           Wtd.
                                                                           Avg.
                                                                         Exercise
                                                              Shares       Prices
                                                         ------------  -----------
                    Outstanding at beginning of year           74,250    $  1.19
                    Granted                                         -          -
                    Forfeited                                 (46,250)      2.00
                                                         -------------
                    Outstanding at June 30, 2006               28,000       1.14
                                                         =============
                    Exercisable at June 30, 2006               28,000       1.14
                                                         =============

         The following table summarizes information about stock options outstanding at June 30, 2006:

                                        Options Outstanding                         Options Exercisable
                           Number           Wtd. Avg.                           Number
                         Outstanding        Remaining        Wtd. Avg.        Exercisable       Wtd. Avg.
      Range of         as of June 30,      Contractual       Exercise     as of June 30, 2006    Exercise
  Exercise Prices           2006              Life             Price                              Price
--------------------- ------------------ ----------------- -------------- -------------------- -------------

 $      1.00                5,000            6.58 years    $      1.00           5,000         $     1.00
        1.12               10,000            3.97                 1.12          10,000               1.12
                                         --------------

        1.19               13,000            5.45                 1.19          13,000               1.19
                      ------------------                                  --------------------
                           28,000                                 1.14          28,000               1.14
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

(3) Inventory

         At June 30, 2006 and December 31, 2005, inventory was comprised of the following:

                                            June 30, 2006   December 31, 2005
                                            -------------   -----------------
           Raw materials                     $  664,228         $ 468,002
           Work in process                      147,791                 -
           Finished goods                       451,649           169,218
           Reserve for obsolete inventory       (50,750)          (18,750)
                                             ----------         ---------
           Total                             $1,212,918         $ 618,490
                                             ==========         =========

(4) Basic and Diluted Net Loss Per Common Share

         As a result of incurring a net loss for the six-month period ended June
30, 2006 and for the three and six month periods ended June 30, 2005, both basic and diluted net loss per share for those periods are based on the weighted average number of common shares outstanding. Stock options and warrants are not included in the calculation of diluted net loss per common share for the periods because their inclusion would be antidilutive, thereby reducing the net loss per common share. While we reported net income for the three-months ended June 30,
2006, the exercise price for all outstanding options and warrants are above fair value and are therefore not included in the weighted average number of common shares outstanding.. At June 30, 2006, there were 3,054,846 common stock options and warrants outstanding with exercise prices ranging from $0.02 to $11.2325 per share outstanding. At June 30, 2005, there were 244,250 common stock options and warrants outstanding with exercise prices ranging from $0.02 to $2.00 per share.

(5) Commitments and Contingencies

         Purchase Order Commitments

         Due to the long lead-time of critical components for the LiftLoc(R),
MiniLoc(TM), and SafeStep(R) Safety Infusion Set product lines and the
SecureLoc(TM) Safety Introducer Needle, as of June 30, 2006 the Company had
issued $2,136,231 in long-term purchase orders relating to these products.

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

         Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, the Company recorded a liability of approximately $1,300,000 at December 31, 2003, which amount was the Company's estimate of the portion of costs associated with BD's suit against Tyco
Healthcare that Tyco Healthcare would withhold against the royalties due
Specialized Health Products International, Inc. ("SHPI") through 2005. During the twelve month periods ended September 30, 2004 and 2005, Tyco Healthcare withheld fifty percent of royalty payments due, which amounts totaling
$1,000,000 have been offset against the accrual. Based on information obtained during the fourth quarter of 2005, the Company anticipated the litigation will continue at least through 2007. Accordingly, the Company recorded an additional liability of $1,095,200, which amount was its estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI during 2006 and 2007. In the event litigation continues beyond 2007, or if Tyco Healthcare ultimately loses the case on appeal, additional liabilities may be incurred. Moreover, if Tyco
Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan(TM) safety products in their current form. Additional litigation to enforce patents, to protect proprietary information, or to defend the Company against alleged infringement of the rights of others may occur. Such litigation would be costly, could divert
Company resources from other planned activities, and could have a material adverse effect on its results of operations or financial condition.

(6) Income Taxes

         When the Company has a period with a pre-tax loss or has a cumulative year-to-date loss, no federal or state tax benefit is recognized since it is unlikely the Company will be able to realize the related tax benefit in the future.

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

         On March 7, 2005, Galen Partners agreed to a six-month extension of its
$1,000,000 promissory note agreement through September 30, 2005 in exchange for the issuance of warrants to purchase 40,000 shares of the Company's common stock at an exercise price of $0.02 per share. The Company had the right, at its sole option, to extend the agreement for an additional six-month period through March
31, 2006 for the issuance of warrants to purchase an additional 40,000 shares of the Company's common stock at an exercise price of $0.02 per share, which extension was provided by Galen in exchange for the consideration given. All other terms and conditions of the original agreement remain unchanged in the subsequent agreement. Valuing the warrants utilizing the Black-Scholes valuation model, the issuance of the 40,000 warrants resulted in deferred financing costs of $35,351 that will be amortized ratably over the remaining term of the agreement.

         On September 1, 2005, the Company elected to draw $500,000 against the note agreement, with the option to draw down the remaining $500,000 prior to
March 31, 2006. Galen Partners provided this additional six month extension of the note agreement without further consideration. On March 6, 2006, the Company elected to draw the remaining $500,000 against the note agreement with Galen
Partners, which funds were received March 24, 2006.

         Under the note agreement, the Company had the right to, at any time, pay the outstanding principal and accrued interest on the note, with no penalty for early payment. On June 30, 2006, the Company elected to prepay the convertible note in full, along with all accrued interest. No further liabilities exist under the note agreement.

(8) Merger Agreement

         At the annual stockholder meeting of SHPI stockholders held May 18,
2006 and the special Med-Design stockholder meeting held June 2, 2006, stockholders of both companies approved the Agreement and Plan of Merger and
Reorganization entered into by the parties on November 21, 2005. Under the agreement, Med-Design stockholders received 21,525,866 shares of SHPI's common stock in exchange for their shares of Med-Design common stock. Upon completion of this exchange, the former Med-Design stockholders owned approximately 32.48%
of the outstanding shares of SHPI.

         Med-Design was incorporated in 1994 and since that time has been principally engaged in the design and development of safety medical needle products and technologies. Med-Design has a broad intellectual property portfolio that relates primarily to retractable safety needle technology.
Several product applications of this technology have been licensed to Becton,
Dickinson and Company ("BD"). BD currently markets two product lines that are royalty bearing to Med-Design, the Integra(TM) Syringe and the Vacutainer(R)
Push Button Blood Collection Set. In 2004, Med-Design acquired the rights to manufacture and market the SafeStep(R) Huber Needle Set, a proprietary safety
Huber needle currently distributed in the U.S. market.

         SHPI and Med-Design both have a history of operating losses. The directors and management teams of both companies believed that the combination of the organizations would provide a stronger, more competitive company capable of achieving greater financial strength, operating efficiencies, earning power, access to capital and growth potential than either company would have separately.

         The combination became effective on June 2, 2006, the date the
Med-Design stockholders voted to approve the merger. The financial results included in this report include combined operations from June 2, 2006, the date of the merger, through June 30, 2006.

         The Company utilized the services and expertise of a nationally recognized independent valuation firm to independently value the transaction.
Based upon the value of the common stock issued to the former Med-Design stockholders, the costs incurred to effect the acquisition, and the liabilities assumed, the transaction was valued at $12,932,380. The Company is in the process of obtaining additional information on assumed liabilities. The following discloses the consideration and preliminary values, at the merger date, assigned to each major asset and liability category:

         Purchase Price:
              Estimated value of common stock issued          $   9,686,580
              Acquisition costs                                   1,100,000
              Assumption of Med-Design liabilities                2,145,800
                                                              -------------
                                                              $  12,932,380

         Allocated as follows:

         Tangible Assets:
              Cash and cash equivalents                       $   7,918,177
              Accounts receivable                                 1,021,000
              Inventory                                             391,700
              Prepaid expenses/Other assets                          80,100
              Property, plant and equipment                         153,700
                                                              -------------
              Total                                           $   9,564,677

         Intangible Assets:
              License rights                                      2,485,000
              Goodwill                                              882,703
                                                              -------------
                                                              $  12,932,380

         The value assigned to license rights is the sum of the values assigned to the existing Med-Design license agreements with Becton, Dickinson and
Company, and Enpath Medical, Inc. and the value of the SafeStep(R) Huber Needle
Set distribution agreement with Alliance Medical. The license rights will be amortized equally over their estimated 10 year remaining life. The goodwill arising from the transaction will be evaluated on an annual basis to test for impairment.

         The following unaudited pro forma financial information presents the consolidated results for the three and six-month periods ended June 30, 2006, reported as though the business combination had been completed at the beginning of each of the periods presented. This pro forma financial information is not intended to be indicative of future results.

                                     For the Three Months Ended          For the Six Months Ended
                                   June 30, 2006    June 30, 2005      June 30, 2006    June 30, 2005
                                   -------------    -------------      -------------    -------------
      Revenues                     $  4,082,624      $  2,465,416       $  7,167,509     $  4,801,866
     Net income (loss)             $ (4,245,046)     $ (1,440,327)      $ (5,206,981)    $ (3,429,936)
     Basic and diluted net loss
       per share                   $      (0.06)     $      (0.02)      $      (0.08)    $      (0.05)

(9) Related Party Transactions

         On September 1, 2005, the Company elected to draw $500,000 against its note agreement, with the option to draw down the remaining $500,000 prior to
March 31, 2006. On March 6, 2006, the Company elected to draw the remaining
$500,000 against the note agreement with Galen Partners, which funds were received March 24, 2006.

         Under the note agreement, the Company had the right to, at any time, pay the outstanding principal and accrued interest on the note, with no penalty for early payment. On June 30, 2006, the Company elected to prepay the convertible note in full, along with all accrued interest. No further liabilities exist under the note agreement.

(10) Subsequent Events

         In August 2006, the Board of Directors approved the grant of 899,975 shares of restricted stock to certain employees and non-employee directors under the Stock Plan, resulting in a non-cash charge of $377,990, which will be expensed ratably over the three year vesting period of the stock grants. The charge to be recognized during 2006 will be approximately $52,000.

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

Overview

         We design, develop, manufacture, and market proprietary disposable medical devices for clinician and patient safety. Our innovative safety devices are designed to maximize the efficiency and quality of healthcare, while minimizing the risk of accidental needlesticks, which are a leading occupational cause of the spread of blood-borne diseases such as human immunodeficiency virus and autoimmunodeficiency syndrome ("HIV/AIDS") and the hepatitis B and C viruses. We have developed multiple safety needle products based upon a broad intellectual property portfolio that applies to virtually all medical needles used today. We manufacture and market certain products, including three of the leading brands in the safety Huber needle market, under our own label. We license or supply other products on an OEM basis to leading manufacturers and marketers in the global disposable medical products industry, including Tyco
Healthcare, Bard Access Systems, and BD Medical.

Merger

         At our annual stockholder meeting held May 18, 2006 and the special stockholder meeting of Med-Design held June 2, 2006, stockholders of both companies approved the Agreement and Plan of Merger and Reorganization entered into by the parties on November 21, 2005. Under the agreement, Med-Design stockholders received 21,525,866 shares of our common stock in exchange for their shares of Med-Design common stock. Upon completion of this exchange, the former Med-Design stockholders owned approximately 32.48% of our outstanding shares.

         Med-Design was incorporated in 1994 and since that time has been principally engaged in the design and development of safety medical needle products and technologies. Med-Design has a broad intellectual property portfolio that relates primarily to retractable safety needle technology.
Several product applications of this technology have been licensed to Becton,
Dickinson and Company ("BD"). BD currently markets two product lines that are royalty bearing to Med-Design, the Integra(TM) Syringe and the Vacutainer(R)
Push Button Blood Collection Set. In 2004, Med-Design acquired the rights to manufacture and market the SafeStep(R) Huber Needle Set, a proprietary safety
Huber needle currently distributed in the U.S. market.

         SHPI and Med-Design both have a history of operating losses. The directors and management teams of both companies believed that the combination of the organizations would provide a stronger, more competitive company capable of achieving greater financial strength, operating efficiencies, earning power, access to capital and growth potential than either company would have separately.

         The combination became effective on June 2, 2006, the date the
Med-Design stockholders voted to approve the merger. Due to the similarity of the SHPI and Med-Design business models and operations, we have already substantially completed integration of the two companies. No employees of
Med-Design have remained with the combined company following closing of the merger and we have ceased operations at Med-Design's Ventura, California facility.

         The financial results included in this report include combined operations from June 2, 2006, the date of the merger, through June 30, 2006.
Financial results for periods prior to June 2, 2006 are not consolidated with
Med-Design financial results.

         We utilized the services and expertise of a nationally recognized independent valuation firm to independently value the transaction. Based upon the value of the common stock issued to the former Med-Design stockholders, the costs incurred to effect the acquisition, and the liabilities assumed, the transaction was valued at $12,932,380. We are in the process of obtaining additional information on assumed liabilities. The following discloses the consideration and the preliminary values, at the merger date, assigned to each major asset and liability category:

         Purchase Price:
              Estimated value of common stock issued          $   9,686,580
              Acquisition costs                                   1,100,000
              Assumption of Med-Design liabilities                2,145,800
                                                              -------------
                                                              $  12,932,380
                                                              =============
         Allocated as follows:

         Tangible Assets:
              Cash and cash equivalents                       $   7,918,177
              Accounts receivable                                 1,021,000
              Inventory                                             391,700
              Prepaid expenses/Other assets                          80,100
              Property, plant and equipment                         153,700
                                                              -------------
              Total                                           $   9,564,677
                                                              =============

         Intangible Assets:
              License rights                                      2,485,000
              Goodwill                                              882,703
                                                              -------------
                                                              $  12,932,380
                                                              =============

         The value assigned to license rights is the sum of the values assigned to the existing license agreements with BD and Enpath Medical, Inc. and the value of the SafeStep(R) Huber Needle Set distribution agreement with Alliance
Medical. The license rights will be amortized equally over their estimated 10 year remaining life. The goodwill arising from the transaction will be evaluated on an annual basis to test for impairment.

Three and Six Months Ended June 30, 2006 and 2005

         During the three and six month periods ended June 30, 2006, we had total revenues of $3,368,191 and $5,396,032, compared with total revenues of
$1,665,818 and $3,325,704 for the comparable periods ended June 30, 2005. This relates to a revenue increase of $1,702,374 or 102% during the three months ended June 30, 2006 and $2,070,328 or 62% during the six months ended June 30,
2006, compared to the same periods ended June 30, 2005. This significant increase in revenues was primarily driven by increased sales of our manufactured products, including the LiftLoc(R) and MiniLoc(TM) Safety Infusion Set product lines and our new SecureLoc(TM) Safety Introducer Needle. The three and six-month periods ended June 30, 2006, reflect revenues related to the
Med-Design products and agreements only for the month of June 2006, the period subsequent to finalization of the transaction. Total Med-Design revenues for
June were $383,582, with $261,582 in SafeStep(R) Huber Needle Set product sales and $122,000 in royalty revenue.

         During the three and six months ended June 30, 2006, we recognized
$3,066,967 and $4,891,626 in revenue from product sales and royalties, $49,167 and $98,334 in technology and license fees, and $252,057 and $406,072 in development fees and related services. During the three and six months ended
June 30, 2005, we recognized $1,333,891 and $2,689,070 in revenue from product sales and royalties, $69,953and $268,859 in technology and license fees, and
$261,974 and $367,775 in development fees and related services. The dramatic increase in product sales and royalties in the 2006 periods was primarily related to increased sales of our manufactured products and $383,582 in incremental revenue contributed by Med-Design's manufactured and licensed products. The decrease in license fees for the three and six-month periods ended
June 30, 2006 resulted from the completion in April 2005 of the amortization of upfront license fees received from Tyco Healthcare related to the Monoject
Magellan(TM) safety needle products.

         Gross profit for the three and six-month periods ended June 30, 2006 was $2,175, 643 and $3,480,155 respectively. This represents a significant increase compared to the $1,124,292 and $2,457,922 reported for the same periods in 2005. The increase in gross profit is directly related to the increase in our total revenues and the gross profit generated by sales of our manufactured products.

         Gross profit margin for the three and six-month periods ended June 30,
2006 was 65% and 64%, representing a decline from the 67% and 74% gross profit margin reported for the comparable periods in 2005. Product sales, which account for the majority of total revenues, contribute lower margins than revenues derived from royalties and license fees, which have no associated costs.
Consequently, as product sales continue to increase as a percentage of total revenues, our blended gross profit margin has declined. As we transition to multi-cavity molds for the component parts of our new MiniLoc(TM) Safety
Infusion Set product line and evaluate other opportunities for component cost savings, we expect gross margins to improve.

         The net income (loss) for the three and six months ended June 30, 2006 was $227,684 and $(315,345) respectively, resulting in net income (loss) per common share of $0.00 and $(0.01) for the respective periods. We had net losses of $(488,269) and $(705,905) for the comparable 2005 periods, resulting in net loss per common share of $(0.01) and $(0.02).

         Research and development ("R&D") expenses were $831,541 and $1,661,833
(excluding $109,855 and $219,709, respectively, in amortization of deferred compensation expense) for the three and six months ended June 30, 2006, compared with $707,344 and $1,378,577 (excluding $108,832 and $215,620, respectively, in amortization of deferred compensation expense) for the comparable periods of
2005. Our R&D efforts during the three and six-month periods ended June 30,
2006, focused on development work related to commercialization of conventional and safety bone biopsy needle products and a safety PEG introducer needle utilizing our SecureLoc(TM) technology, the development of additional products based upon our proprietary medical safety needle technologies, and continued
market support of our manufactured product lines. It is expected that research and development expenditures will increase as a result of the merger with
Med-Design as we incur additional expenses related to the prosecution and maintenance of Med-Design's intellectual property portfolio. In addition some of our existing resources may be redeployed toward making product improvements in the SafeStep(R) Huber Needle Set and exploring the development of additional product applications of the Med-Design retractable safety needle intellectual property portfolio.

         Sales and marketing expenses were $342,771 and $623,131 for the three and six months ended June 30, 2006, excluding $7,483 and $13,176, respectively, in amortization of deferred compensation expense. This compares with $238,071 and $461,141 (excluding $4,770 and $8,118, respectively, in amortization of deferred compensation expense) for the comparable periods of 2005. The increase in sales and marketing expenses reflects costs of additional personnel and expenses related to our marketing efforts for the SafeStep(R) Huber Needle Set and SecureLoc(TM) Safety Introducer Needle product lines, and additional promotional expenses related to trade shows held during the second quarter of
2006. It is expected that sales and marketing expenses will continue to rise as we increase our efforts in support of our expanded manufactured product portfolio.

         General and administrative expenses were $431,116 and $809,596
(excluding $211,396 and $422,791, respectively, in amortization of deferred compensation expense) for the three and six months ended June 30, 2006. This compares with $328,897 and $655,674 (excluding $210,506 and $419,235, respectively, in amortization of deferred compensation expense) for the comparable periods of 2005. The increase results primarily from higher insurance costs, amortization of the license rights acquired in the Med-Design merger, increased professional fees, and a number of smaller increases in various expense categories. The merger with Med-Design will increase general and administrative expenses in future periods. Two additional directors were added at the merger date, additional insurance is required as a result of the merger, and it is expected that two additional hires will be required to manage increased business volume and execute our strategic growth plan.

         Total other expense was $(13,633) and $(41,831) for the three and six months ended June 30, 2006, compared with other expense of $(7,106) and
$(10,796) for the comparable periods of the prior year. These changes result from interest accrued on the convertible note, coupled with the amortization of deferred finance costs related to the issuance of warrants to Galen Partners in consideration for the convertible note. The Galen note, including all accrued interest, was paid in full on June 30, 2006. No further liabilities exist under the note agreement.

Financial Position

         We had $7,073,729 in cash and cash equivalents as of June 30, 2006, representing an increase of $6,366,507 from December 31, 2005. Working capital as of June 30, 2006 was $6,766,783 compared to $798,722 as of December 31, 2005.
This increase in cash and working capital in 2006 was primarily due to cash and cash equivalents provided as a result of the merger with Med-Design.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities, the sale of technology and patents, product sales and royalties, development fees, technology and license fees and proceeds from the purchase of common stock. Net cash of $778,382 was used by operating activities during the six months ended June 30, 2006, an increase of $291,081 as compared to the $487,301 used during the same period in 2005. Also, during the six months ended June 30, 2006, net cash of $7,644,889 was provided by the
$7,918,197 in cash and cash equivalents received in connection with the
Med-Design acquisition, offset by $273,308 used for the purchase of property and equipment. This compares with $251,283 used for the purchase of equipment for the same period in 2005. Net cash of $500,000 was used during the six-month period ended June 30, 2006, to pay in full the note payable issued to Galen
Partners (the $1,000,000 payment to Galen Partners on June 30, 2006, was offset by $500,000 in proceeds from Galen's purchase of the note on March 24, 2006).
Cash proceeds of $149,346 were received from the purchase of stock during the same period in 2005. As of June 30, 2006, our current liabilities totaled
$4,505,591 and we had working capital of $6,766,783. As of June 30, 2006, we had no debt obligations.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing new safety medical needle technologies and other products to commercial viability, the timing of the market launches of new products and the level of sales of our current products. As of June 30, 2006, we had accounts payable and accrued liabilities totaling $3,767,560. We also had a current portion of accrued patent litigation expense of $541,363 and current deferred revenue of $196,668, neither of which will require the use of cash. At
June 30, 2006, we had cash and cash equivalents of $7,073,729. On March 6, 2006, we also obtained a $1,500,000 revolving line of credit with Silicon Valley Bank under which borrowings will be collateralized by substantially all of our assets. Available borrowings are based primarily on outstanding accounts receivable. No funds have been drawn against the credit facility. We believe that existing cash and cash equivalents, along with cash generated from the collection of accounts receivable, the sale of products, development fees and royalties, and available borrowings under our credit line will be sufficient to meet our cash requirements during the next twelve months. However, there can be no assurance that we will not encounter unforeseen difficulties that may deplete our resources more rapidly than anticipated. Any efforts to seek additional funding could be done through equity, debt or other external financing; however there is no assurance that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, our business and financial condition may be adversely affected.

         Our significant non-cancelable operating lease obligations as of June
30, 2006 are as follows:

                                                                         Payments Due by Year
                                                           -------------------------------------------------
         Obligation                             Total           2006(1)         2007          Thereafter
         ---------------------------------- -------------- --------------- --------------- -----------------
         Operating leases                      $  933,195      $  271,749        $489,125      $ 172,321
         Purchase order commitments             2,136,231       2,136,231               -              -
                                            -------------- --------------- --------------- -----------------
         Total                                 $3,069,426      $2,407,980        $489,125      $ 172,321
                                            ============== =============== =============== =================

         -----------------------------
         (1) The amounts for the year ending December 31, 2006 include only payments to be made after June 30, 2006.

         Due to the long lead-time of critical components for LiftLoc(R) and
MiniLoc(TM) Safety Infusion Sets, SecureLoc(TM) Safety Introducer Needle, and
SafeStep(R) Huber Needle Set, we had issued $2,136,231 in long-term purchase orders relating to these products as of June 30, 2006.

Common Stock

         At the annual meeting of stockholders held May 18, 2006, our stockholders approved the issuance of 21,525,866 shares of common stock in accordance with the terms of the Agreement and Plan of Merger and Reorganization entered into by SHPI and Med-Design.

Stock Options and Warrants

         As of June 30, 2006, we had outstanding 3,026,846 warrants, of which
120,000 were granted to Galen Partners in consideration of their commitment to purchase a note in the amount of $1,000,000, and 2,906,846 which were assumed in the Med-Design transaction. At the transaction date, Med-Design had 2,309,532 warrants outstanding. In accordance with the terms of the Agreement and Plan of
Merger and Reorganization entered into by SHPI and Med-Design, SHPI assumed all outstanding warrants to purchase the common stock of Med-Design. Each warrant assumed continues to have, and be subject to, the same terms and conditions set forth in the warrant, except that (i) such warrant is now exercisable (or will become exercisable in accordance with its terms) for that number of whole shares of SHPI common stock equal to the product of the number of shares of Med-Design common stock that were issuable upon exercise of such warrant immediately prior to the effective time of the merger multiplied by 1.25863, rounded down to the nearest whole number of shares of SHPI common stock and (ii) the per share exercise price for the shares of SHPI common stock issuable upon exercise of such assumed warrant will be equal to the quotient determined by dividing the exercise price per share of the Med-Design common stock at which such warrant was exercisable immediately prior to the effective time of the merger by
1.25863, rounded up to the nearest whole cent. The aggregate exercise price for the full exercise of the warrant remains the same. Utilizing the exchange ratio, the equivalent number of SHPI warrants is 2,906,846.

         As of June 30, 2006, we had outstanding stock options granted that are exercisable for 28,000 shares of common stock at exercise prices ranging from
$1.00 to $1.19 per share and issued warrants that are exercisable for 120,000 shares of common stock at exercise prices of $0.02 per share. The exercise of all such stock options and warrants would result in an equity infusion of
$14,517,752. All of these stock options and warrants are out of the money and there can be no assurance that any of the stock options or warrants will be exercised.

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

Cash and Cash Equivalents

         We consider all bank depository cash accounts with initial maturities of three months or less to be cash equivalents.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Specialized Health Products International, Inc. and its wholly-owned subsidiaries, Specialized Health Products, Inc., Safety Syringe Corporation, The
Med-Design Corporation, MDC Holdings, Inc. and MDC Research Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
3." Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods'
financial statements, unless it is impracticable to do so. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of
Statement 154 will have a significant effect on our financial statements.

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

SHPI License Agreements:

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

         Merit Medical

         In January 2001, we entered into a License Agreement with Merit Medical
Systems, Inc. relating to the manufacture and marketing of safety needle devices for angiographic guidewire introducers. We received an upfront license fee payment of $100,000 in January 2001, which was recognized ratably over the estimated five-year life of the Merit Agreement. Under the terms of the Merit
Agreement, we receive ongoing royalties on net product sales, and began receiving minimum royalty payments in 2002.

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

Med-Design License Agreements:

         Becton, Dickinson and Company

         In December 1998, Med-Design entered into a License Agreement with BD relating to the manufacture and marketing of safety medical needle products in the fields of blood collection and infusion therapy and obtained an option to license additional product technology. Under the terms of the agreement,
Med-Design receives on-going royalty payments on all product sales. The agreement is for the life of the patents.

         In March 2000, Med-Design signed a binding term letter with BD relating to safety hypodermic syringes, which outlined the terms for a definitive agreement pursuant to which BD would license the products subject to the option to license. Med-Design recorded as revenue $1.5 million in the form of an up-front licensing fee upon the signing of the binding term letter. On May 11,
2000, Med-Design entered into a definitive license agreement with Becton
Dickinson based upon the terms of the March 12, 2000 binding term letter pursuant to which Med-Design received, and recorded as revenue, an additional
$2.5 million in up-front licensing fees and the right to receive royalty payments based on BD's net sales of the products licensed under such agreement for the remaining life of the underlying patents.

         Enpath Medical, Inc.

         In September 2000, Med-Design entered into a development and licensing agreement granting Enpath a license to market and manufacture Med-Design's
Safety Seldinger Introducer Needle for certain venous applications. Under the terms of the agreement, Med-Design receives royalty payments based on the net sales of the Safety Seldinger Introducer Needle by Enpath. Royalties from this product declined to approximately $59,000 in 2005, as Enpath's major customer decided to use a non-safety Seldinger introducer needle and sales declined significantly.

         In September 2001, Med-Design entered into an Addendum ("the Addendum")
to the development and licensing agreement with Enpath Medical Inc. The Addendum grants Enpath Medical Inc. an exclusive license to manufacture and market the
Med-Design's Safety Seldinger Introducer Needle in the arterial access market.
Under the terms of the Addendum, Med-Design received an initial payment of
$2,000,000. $1,000,000 was paid in 68,027 shares of Enpath Medical Inc. common stock valued at the closing price on the date Med-Design entered into the
Addendum and $1,000,000 of which was paid in cash on October 15, 2001. The
Company recorded this amount as an up-front payment of licensing fees. In addition, Med-Design is entitled to receive royalties of 20% of net sales of the product, which royalty rate may be reduced to 17% if certain sales volumes are met. The agreement is in effect for the remaining life of the underlying patents.

         In December 2004, Med-Design entered into Addendum Number Two, dated as of December 27, 2004, to the development and licensing agreement with Enpath to eliminate the minimum purchase amount required for Enpath to maintain exclusivity under the development and licensing agreement.

DISTRIBUTION AGREEMENTS

SHPI Distribution Agreements:

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

         In September 2005, we entered into a Development, Distribution and
Supply Agreement (the "2nd Bard Agreement") with Bard. The 2nd Bard Agreement provides for (i) Bard to provide funding for the development of a new safety infusion set that meets Bard's requirements (the "Bard Product"), (ii) Bard to receive the right to distribute the Bard Product, (iii) SHPI to manufacture, package and supply Bard with the Bard Product for marketing under Bard's private label, and (iv) a term of five years, subject to automatic renewal for successive one-year terms unless terminated by either party on 90 days notice prior to the expiration of the then effective term. In July 2006, Bard obtained marketing clearance from the U.S. Food and Drug Administration ("FDA") for the
Bard Product.

         In April 2006, we entered into a Development, Distribution and Supply
Agreement (the "3rd Bard Agreement") with Bard. The 3rd Agreement provides for
(i) Bard to provide funding for the development of a safety percutaneous endoscopic gastrostomy ("PEG") introducer needle that meets Bard's requirements
(the "Safety PEG Product"), (ii) Bard to receive the right to distribute the
Safety PEG Product worldwide for use in applications, (iii) SHPI to manufacture, package and supply Bard with the Safety PEG Product, and (iv) a term of five years, subject to automatic renewal for successive one-year terms unless terminated by either party on 180 days notice prior to the expiration of the then effective term.

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

         ICU Medical

         In May 2006, we entered into a Purchase Agreement with ICU Medical,
Inc. for the marketing and sale of our SecureLoc(TM) Safety Introducer Needle.
Under the terms of the agreement, ICU Medical will purchase safety introducer needles from us. The agreement is for an initial term of five years. After the initial five-year term it automatically renews for additional five-year terms unless terminated in writing by either party upon 90 days notice.

Med-Design Distribution Agreement:

         Med-Design acquired the SafeStep(R) Huber Needle Set product line in
April 2004. As a part of the purchase they assumed all existing contracts, one of which is an exclusive distribution agreement with Alliance Medical
Manufacturers to market the SafeStep(R) product line. The agreement establishes minimum purchases to retain exclusive sales rights to distribute the product.

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

Forward-Looking Statements

         This Form 10-QSB contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as
amended. The foregoing statements regarding our outlook on our future performance, the potential impact of new product agreements, the trends with respect to new products, and our revenue expectations include forward looking statements, which are subject to risks and uncertainties, including but not limited to the fact that our success is dependent on sales generated by our distribution and licensing partners, we have a history of losses, most of our revenues are based on relationships with two companies, which relationships may cease for a variety of reasons, we are dependent on third party manufacturers, we may need and be unable to obtain additional financing, we can be harmed by adverse governmental regulation, we may fail to obtain certain FDA approvals, we are subject to negative pricing pressures, our products may fail, and our research and development efforts may fail. Statements made herein are subject to risks and uncertainties that could cause actual results to vary materially from those projected in the forward-looking statements. We may experience significant fluctuations in future operating results due to a number of economic conditions, risks in product and technology development, the effect of our accounting policies and other risk factors detailed in our SEC filings. These factors and others could cause operating results to vary significantly from those in prior periods and those projected in forward-looking statements. Additional information with respect to these and other factors, which could materially affect us and our operations, are included on certain forms we file with the
Securities and Exchange Commission.

         Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 3. Controls and Procedures

         We have evaluated, with the participation of our Chief Executive
Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

         None

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         The company held its annual meeting of stockholders on May 18, 2006.
Proposals submitted for consideration and vote by the stockholders were as follows:

         Proposal 1 - To approve the issuance of shares of SHPI's common stock in accordance with the terms of the Agreement and Plan of Merger and
Reorganization, dated November 21, 2005, by and among SHPI, Med-Design, Mammoth
Acquisition Sub, Inc., and Mammoth Acquisition Sub, LLC. The proposal was approved by a vote of 28,332,974 for, 57,930 against, and 19,200 abstained.

         Proposal 2 - To approve an amendment of SHPI's restated of certificate of incorporation to change the corporate name of SHPI to "Salus Medical, Inc."
The proposal was approved by a vote of 38,854,244 for, 26,630 against, with
29,548 abstaining.

         Proposal 3 - To approve a series of amendments of SHPI's restated
certificate of incorporation providing for a reverse stock split at a time and level to be determined by SHPI's board of directors. The proposal was approved by a vote of 38,653,743 for, 133,587 against, with 23,081 abstaining.

         Proposal 4 - To elect two members of SHPI's board of directors. The
Company's board of directors is divided into three classes. One class of directors is elected at each annual meeting of stockholders for a three-year term. Each year a different class of directors is elected on a rotating basis.
The terms of David Jahns and Robert Walker expired in 2006. The terms of Donald
Solomon, Ph.D., and Stuart Randle expire in 2007. The terms of Jeffrey Soinski,
Guy Jordan, Ph.D., and Stephen Shapiro expire in 2008. David Jahns and Robert
Walker were nominated by the board of directors for election to the class of directors whose term expires at the 2009 annual meeting. The stockholders elected Mr. Jahns by a vote of 38,833,774 for, with 76,648 withholding authority. Mr. Walker was elected by a vote of 38,807,069 with 103,353 withholding authority.

         Proposal 5 - To transact such other business as may properly come before the special meeting and any adjournments thereof. The proposal was approved by a vote of 38,795,793 for, 94,630 against, with 20,000 abstaining.

         Proposal 6 - To approve the adjournment of the special meeting, if necessary, to solicit additional proxies, in the event that there are not sufficient votes at the time of the special meeting to approve the combination.
The proposal was approved by a vote of 38,792,536 for, 97,587 against, with
20,300 abstaining.

Item 5. Other Information.

         None

Item 6. Exhibits.

         (a) Exhibit Index

                                  EXHIBIT INDEX

 EXHIBIT NO.                         DESCRIPTION OF EXHIBIT

   2.1            Agreement and Plan of Merger, dated as of November 21, 2005, among Specialized Health Products International, Inc.
                  ("SHPI"), Mammoth Acquisition Sub, Inc., Mammoth Acquisition
                  Sub, LLC., and The Med-Design Corporation (Incorporated by
                  reference to Exhibit 99.1 to SHPI's Current Report on Form 8-K
                  filed November 21, 2005).

   2.2            First Amendment to the Agreement and Plan of Merger, dated as of November 21, 2005, among Specialized Health Products
                  International, Inc., Mammoth Acquisition Sub, Inc., Mammoth
                  Acquisition Sub, LLC., and The Med-Design Corporation
                  (Incorporated by reference to Exhibit 2.2 to SHPI's Annual
                  Report on Form 10-KSB filed March 10, 2006).

   3(i).1         Restated Certificate of Incorporation of the Company
                  (Incorporated by reference to Exhibit 3(i).1 of SHPI's Form
                  10-QSB, dated September 30, 2001).

   3(i).2         Certificate of Designations, Preferences and Limitations of
                  Series A Preferred Stock, dated November 6, 2001 (Incorporated by reference to Exhibit 3(i).2 of SHPI's Form 10-QSB, dated
                  September 30, 2001).

   3(ii).1        Second Amended and Restated Bylaws of SHPI (Incorporated by
                  reference to Exhibit 3(ii).1 of SHPI's Form 10-KSB, dated
                  December 31, 2002).

   3(ii).2        Third Amended and Restated Bylaws of SHPI (Incorporated by
                  reference to Exhibit 99.3 to SHPI's Current Report on Form 8-K
                  filed November 21, 2005).

   10.1           Employment Agreement with Jeffrey M. Soinski, dated November
                  8, 2001 (Incorporated by reference to Exhibit 10.1 of SHPI's
                  Form 10-QSB, dated September 30, 2001).

   10.2           Employment Agreement with Donald D. Solomon, Ph.D.
                  (Incorporated by reference to Exhibit 10.2 of SHPI's Form
                  10-KSB, dated December 31, 2001).

   10.3           Employment Agreement with Mr. Paul S. Evans. (Incorporated by reference to Exhibit 10.2 of SHPI's Form 10-KSB, dated
                  December 31, 2001).

   10.4           Specialized Health Products International, Inc. 2001 Stock
                  Option Plan (Incorporated by reference to Exhibit 10.9 of
                  SHPI's Quarterly Report on Form 10-QSB, dated September 30,
                  2001).

   10.5           Series A Stock Purchase Agreement, dated October 5, 2001, by and between SHPI and the investors identified therein
                  (Incorporated by reference to Exhibit 10.1 of SHPI's Current
                  Report on Form 8-K, dated November 7, 2001).

   10.6           Investors' Rights Agreement, dated October 5, 2001, by and between SHPI and the investors identified therein
                  (Incorporated by reference to Exhibit 10.2 of SHPI's Current
                  Report on Form 8-K, dated November 7, 2001).

   10.7           Distribution Agreement, dated September 17, 2001, by and
                  between SHPI and Bard Access Systems, Inc. (Incorporated by reference to Exhibit 10.12 of SHPI's Current Report on Form
                  8-K, dated November 7, 2001).

   10.8           Second Development and License Agreement, effective date of
                  April 12, 2002, by and among Safety Syringe Corporation, a wholly owned subsidiary of SHPI and Tyco Healthcare Group LP
                  (Incorporated by reference to Exhibit 10.13 of SHPI's
                  Quarterly Report on Form 10-QSB, dated June 30, 2002).

   10.9           Development and License Agreement, effective as of January 1,
                  2002, by and among Safety Syringe Corporation and TAP
                  Pharmaceutical Products, Inc. (Incorporated by reference to
                  Exhibit 10.14 of SHPI's Quarterly Report on Form 10-QSB, dated
                  June 30, 2002).

   10.10          OEM Supply and Distribution Agreement, effective as of May 21,
                  2003, by and between Specialized Health Products, Inc., a
                  wholly owned subsidiary of SHPI and ExelInt International,
                  Company. (Incorporated by reference to Exhibit 10.16 of SHPI's
                  Quarterly Report on Form 10-QSB, dated June 30, 2002).

   10.11          License Agreement, effective August 8, 2003, by and between
                  Specialized Health Products, Inc. and Becton, Dickinson and
                  Company. (Incorporated by reference to Exhibit 10.17 of SHPI's
                  Quarterly Report on Form 10-QSB, dated June 30, 2002).

   10.12          Lease Agreement dated June 15, 1995 by and between Moen
                  Development and MDC Research Ltd. And guaranteed by The
                  Med-Design Corporation (Incorporated by reference to
                  Med-Design's Form 10-KSB filed on March 29, 1996).

   10.13          First Amendment dated October 6, 2003 to Lease Agreement by and between Moen Development and MDC Research Ltd. and
                  guaranteed by Med-Design ("Med-Design") (Incorporated by
                  reference to Med-Design's Form 10-K filed on March 31, 2005).

   10.14          Exclusive Master Sales & Distribution Agreement dated November
                  1, 2003 by and between Med-Design and New Alliance of
                  Independent Medical Distributors, Inc. (Incorporated by
                  reference to Med-Design's Form 10-K filed on March 31, 2005).

   10.15          Specialized Health Products International, Inc. 2004 Employee
                  Stock Purchase Plan. (Incorporated by reference to Exhibit
                  10.18 of SHPI's Annual Report on Form 10-KSB, dated December
                  31, 2003).

   10.16          Purchase Agreement, dated March 22, 2004, by and between
                  Specialized Health Products International, Inc. and Galen
                  Partners III, L.P., Galen Partners International III, L.P. and
                  Galen Employee Fund III, L.P. (Incorporated by reference to
                  Exhibit 10.19 of SHPI's Annual Report on Form 10-KSB, dated
                  December 31, 2003).

   10.17          Amendment No. 1 to Investors' Rights Agreement, effective date of March 22, 2004, by and between SHPI and the Initiating
                  Holders as identified on the signature page. (Incorporated by reference to Exhibit 10.19 of SHPI's Annual Report on Form
                  10-KSB, dated December 31, 2003).

   10.18          License Agreement dated December 11, 1998 by and between
                  Med-Design and Becton, Dickinson and Company (Incorporated by
                  reference to Med-Design's Form 10-KSB filed on March 31,
                  1999).

   10.19          Addendum to License Agreement dated December 11, 1999 by and between Med-Design and Becton, Dickinson and Company
                  (Incorporated by reference to Med-Design's Form 10-KSB filed on March 7, 2000).

   10.20          Second Addendum to License Agreement dated January 25, 2000 by and between Med-Design and Becton, Dickinson and Company
                  (Incorporated by reference to Med-Design's Form 10-KSB filed on March 7, 2000).

   10.21          License Agreement dated May 11, 2000 by and between Med-Design and Becton, Dickinson and Company (Incorporated by reference to Med-Design's Form 10-K filed on March 23, 2001).

   10.22          Separation of Employment Agreement dated October 10, 2004 by and between Med-Design and James Donegan (Incorporated by
                  reference to Med-Design's Form 10-K filed on March 31, 2005).

   10.23          Development and OEM Supply/Distribution Agreement, effective as of June 15, 2004, by and between Specialized Health
                  Products International, Inc. and Tyco Healthcare Group LP.
                  (Incorporated by reference to Exhibit 10.20 of SHPI's
                  Quarterly Report on Form 10-QSB, dated June 30, 2004).

   10.24          Specialized Health products International, Inc. 2004 Stock
                  Incentive Plan (Incorporated by reference to Exhibit 4.5 of
                  SHPI's Registration Statement on Form S-8 filed September 27,
                  2004 (File 333-119306)).

   10.25          Purchase Agreement, dated March 7, 2005, by and between
                  Specialized Health Products International, Inc. and Galen
                  Partners III, L.P., Galen Partners International III, L.P. and
                  Galen Employee Fund III, L.P. (Incorporated by reference to
                  Exhibit 10.20 of SHPI's Annual Report on Form 10-KSB, dated
                  December 31, 2004).

   10.26          Amendment to Purchase Agreement, dated September 1, 2005, by and between SHPI and Galen Partners III, L.P., Galen Partners
                  International III, L.P. and Galen Employee Fund III, L.P.
                  (Incorporated by reference to Exhibit 10.1 of SHPI's Form 8-K, dated September 1, 2005).

   10.27          Promissory Note, dated September 1, 2005, by and between SHPI and Galen Partners III, L.P., Galen Partners International
                  III, L.P. and Galen Employee Fund III, L.P. (Incorporated by
                  reference to Exhibit 10.2 of SHPI's Form 8-K, dated September
                  8, 2005).

   10.28          Development, Distribution and Supply Agreement, dated April
                  21, 2006, by and between SHPI and Bard Access Systems, Inc.
                  (Incorporated by reference to Exhibit 10.1 of SHPI's Current
                  Report on Form 8-K, dated April 26, 2006).

   10.29          Voting Agreement (Incorporated by reference to Exhibit 99.2 of
                  SHPI's Current Report on Form 8-K, dated November 21, 2005).

   10.30          License Agreement, dated December 5, 2005, by and between SHPI and an undisclosed third party (Incorporated by reference to
                  Exhibit 10.1 of SHPI's Current Report on Form 8-K, dated
                  December 5, 2005).

   10.31          Loan and Security Agreement, dated February 22, 2006 and
                  mutually executed on March 6, 2006, by and between SHPI and
                  Silicon Valley Bank (Incorporated by reference to Exhibit 2.2 to SHPI's Annual Report on Form 10-KSB filed March 10, 2006).

   10.32          First Amendment to Loan and Security Agreement, dated March 6,
                  2006, by and between SHPIO and Silicon Valley Bank
                  (Incorporated by reference to Exhibit 2.2 to SHPI's Annual
                  Report on Form 10-KSB filed March 10, 2006).

   10.33          Separation of Employment Agreement and General Release dated
                  May 17, 2006 by and between Med-Design and David Dowsett.

   10.34          Addendum to Separation of Employment Agreement and General
                  Release dated May 31, 2006 by and between Med-Design and David
                  Dowsett.

   10.35          Separation of Employment Agreement and General Release dated
                  May 17, 2006 by and between Med-Design and Lawrence Ellis.

   10.36          Addendum to Separation of Employment Agreement and General
                  Release dated May 25, 2006 by and between Med-Design and
                  Lawrence Ellis.

   10.37          Separation of Employment Agreement and General Release dated
                  May 18, 2006 by and between Med-Design and Joseph Bongiovanni.

   10.38          Addendum to Separation of Employment Agreement and General
                  Release dated May 19, 2006 by and between Med-Design and
                  Joseph Bongiovanni.

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

                                          SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

Date: August 9, 2006                      By  /s/ Jeffrey M.Soinski
                                            Jeffrey M. Soinski
                                            President, Chief Executive Officer, Director

Date: August 9, 2006                      By  /s/ Keith L. Merrell
                                             Keith L. Merrell
                                             Acting Chief Financial Officer

