Form 10QSB
period 2006-09-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2006-11-08
CIK 790228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2006

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                  Outstanding as of November 8, 2006
                -----                  ----------------------------------
    Common Stock, $.02 par value               67,305,151 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets
              As of September 30, 2006 and December 31, 2005               3

         Condensed Consolidated Statements of Operations
              For the three months ended September 30, 2006 and 2005       4

         Condensed Consolidated Statements of Operations
              For the nine months ended September 30, 2006 and 2005        5

         Condensed Consolidated Statements of Cash Flows
              For the nine months ended September 30, 2006 and 2005        6

         Notes to Condensed Consolidated Financial Statements              7

Item 2:  Management's Discussion and Analysis and Plan of Operation       15

Item 3:  Controls and Procedures                                          27

                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                28

Item 2:  Unregistered Sale of Equity Securities and Use of Proceeds       28

Item 3:  Defaults on Senior Securities                                    28

Item 4:  Submission of Matters to a Vote of Security Holders              28

Item 5:  Other Information                                                29

Item 6:  Exhibits                                                         29

Signatures                                                                32

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS


         ASSETS                                                              September 30,          December 31,
                                                                                 2006                   2005
                                                                              (Unaudited)             (Audited)
                                                                           ------------------    -------------------
Current assets:
   Cash and cash equivalents                                            $         7,098,723    $          707,222
   Accounts receivable, net                                                       2,614,855             1,577,715
   Inventory                                                                      1,358,416               618,490
   Prepaid expenses and other                                                       389,464                58,190
                                                                           ------------------    -------------------
     Total current assets                                                        11,461,458             2,961,617
                                                                           ------------------    -------------------
                                                                                  1,272,860
Property and equipment, net of accumulated depreciation and
   amortization of $1,153,834 and $985,760, respectively                                                  886,141

Intangible assets, net                                                            2,791,681               241,115

Goodwill                                                                            882,703                 -

Other assets                                                                         30,987               549,742
                                                                           ------------------    -------------------
                                                                         $       16,439,689    $        4,638,615
                                                                           ==================    ===================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $        1,629,676    $          822,453
   Accrued liabilities                                                            1,676,433               602,411
   Accrual for patent litigation expenses, current portion                          541,363               541,363
   Deferred revenue                                                                 196,668               196,668
                                                                           ------------------    -------------------
     Total current liabilities                                                    4,044,140             2,162,895

Deferred revenue, net of current portion                                            221,234               368,735

Deferred rent                                                                           -                   3,176

Accrual for patent litigation expenses, net of current portion                      487,484               845,200

Note payable - long term                                                                -                 500,000
                                                                           ------------------    -------------------

     Total liabilities                                                            4,752,858             3,880,006
                                                                           ------------------    -------------------

Stockholders' equity:
   Preferred stock, $.001 par value; 30,000,000 shares authorized,
       no shares outstanding                                                            -                      -
   Common stock, $.02 par value; 70,000,000 shares authorized,
     67,305,151 and 44,629,445 shares issued and outstanding at
     September 30, 2006 and December 31, 2005, respectively                       1,346,103               892,589
   Additional paid-in capital                                                    50,010,832            42,153,783
   Deferred compensation                                                                -              (2,376,330)
   Accumulated deficit                                                          (39,670,104)          (39,911,433)
                                                                           ------------------    -------------------
     Total stockholders' equity                                                  11,686,831               758,609
                                                                           ------------------    -------------------
                                                                        $        16,439,689  $          4,638,615
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

                                                        3

                                SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)



                                                                                          Three Months Ended
                                                                           -------------------------------------------
                                                                             September 30,           September 30,
                                                                                 2006                     2005
                                                                           ------------------      -------------------
Revenues:
   Product sales                                                        $         3,019,536   $              890,081
   Product royalties                                                                923,114                  442,746
   Technology fees and licensing revenues                                            49,167                   12,501
   Development fees and related services                                            126,212                  376,136
                                                                           ------------------      -------------------
     Total revenues                                                               4,118,029                1,721,464

Cost of revenues                                                                  1,428,230                  384,104
                                                                           ------------------      -------------------

     Gross profit                                                                 2,689,799                1,337,360
                                                                           ------------------      -------------------

Operating expenses:
   Research and development  (2006 and 2005 totals                                  798,659                  754,539
     exclude amortization of deferred compensation
     of $117,264 and $109,854, respectively)
   Sales and marketing  (2006 and 2005 totals                                       421,092                  271,807
     exclude amortization of deferred compensation
     of $7,648 and $5,481, respectively)
   General and administrative (2006 and 2005                                        572,631                  323,472
     totals exclude amortization of deferred
     compensation of $228,302 and $211,395,
     respectively)
   Amortization of deferred compensation                                            353,214                  326,730
                                                                           ------------------      -------------------
                                                                                  2,145,596                1,676,548
     Total operating expenses
                                                                           ------------------
                                                                                                   -------------------
                                                                                    544,203                 (339,188)
Income (loss) from operations
                                                                           ------------------      -------------------

Other income (expense):
   Interest income                                                                   85,445                      973
   Other (expense)                                                                  (72,973)                 (13,070)
                                                                           ------------------      -------------------

     Total other income (expense), net                                               12,472                  (12,097)
                                                                           ------------------      -------------------

Net income (loss)                                                       $           556,675   $             (351,285)
                                                                           ==================      ===================
Basic net income (loss) per common share
                                                                        $               .01   $                 (.01)
                                                                           ==================      ===================
Basic weighted average number of common shares outstanding                       66,867,117               43,126,883
                                                                           ==================      ===================
Diluted net income (loss) per common share
                                                                        $               .01   $                 (.01)
                                                                           ==================      ===================

Diluted weighted average number of common shares outstanding                     66,982,549               43,126,883
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

                                                         4

                                SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)


                                                                                        Nine Months Ended
                                                                           ------------------ -- -------------------
                                                                             September 30,         September 30,
                                                                                 2006                   2005
                                                                           ------------------    -------------------
Revenues:
   Product sales                                                        $         6,949,545   $          2,612,788
   Product royalties                                                              1,884,731              1,409,110
   Technology and license fees                                                      147,501                281,360
   Development fees and related services                                            532,284                743,911
                                                                           ------------------    -------------------
     Total revenues                                                               9,514,061              5,047,169

Cost of revenues                                                                  3,344,106              1,251,886
                                                                           ------------------    -------------------

     Gross profit                                                                 6,169,955              3,795,283
                                                                           ------------------    -------------------

Operating expenses:
   Research and development (2006 and 2005 totals                                 2,460,492              2,133,116
     exclude amortization of deferred compensation
     of $336,973 and $325,474, respectively)
   Sales and marketing (2006 and 2005 totals                                      1,043,527                732,947
     exclude amortization of deferred compensation
     of $20,824 and $13,600, respectively)
   General and administrative (2006 and 2005                                      1,382,922                990,273
     totals exclude amortization of deferred
     compensation of $651,093 and $630,631,
     respectively)
   Amortization of deferred compensation                                          1,008,890                969,705
                                                                           ------------------    -------------------

     Total operating expenses                                                     5,895,831              4,826,041
                                                                           ------------------    -------------------

Income (loss) from operations                                                       274,124             (1,030,758)
                                                                           ------------------    -------------------

Other income (expense):
   Interest income                                                                  114,915                  6,838
   Other (expense)                                                                 (144,274)               (29,730)
                                                                           ------------------    -------------------

     Total other income (expense), net                                              (29,359)               (22,892)
Income/franchise taxes                                                               (3,435)                (3,539)
                                                                           ------------------    -------------------
Net income (loss)
                                                                        $           241,330   $         (1,057,189)
                                                                           ==================    ===================
Basic net income (loss) per common share
                                                                        $               .00   $               (.02)
                                                                           ==================    ===================
Basic weighted average number of common shares outstanding                       54,348,076             43,054,780
                                                                           ==================    ===================
Diluted net income (loss) per common share                              $               .00   $               (.02)
                                                                           ==================    ===================

Diluted weighted average number of common shares outstanding                     54,463,159             43,054,780
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

                                                          5

                        SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                            --------------------------------------
                                                                             September 30,        September 30,
                                                                                  2006                 2005
                                                                            -----------------    -----------------
Cash flows from operating activities:
   Net income (loss)                                                     $          241,330   $       (1,057,189)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                                  268,357               65,822
     Deferred compensation                                                        1,008,890              964,557
     Amortization of deferred financing cost                                         91,745               26,693
     Changes in operating assets and liabilities:
       Accounts receivable                                                       (1,037,140)             (76,472)
       Inventory                                                                   (739,926)            (303,176)
       Prepaid expenses and other                                                  (331,274)              83,495
       Accounts payable                                                             807,223              172,659
       Accrued liabilities                                                         (618,281)            (424,860)
       Deferred revenue                                                            (147,501)            (281,360)
       Deferred rent                                                                 (3,176)              (5,716)
                                                                            -----------------    -----------------
          Net cash used in
              operating
              activities                                                           (459,753)            (835,547)
                                                                            -----------------    -----------------

Cash flows from investing activities:
   Purchase of property and equipment                                              (566,943)            (477,007)
   Cash received in connection with acquisition, net of cash paid                 7,918,197                    -
                                                                            -----------------    -----------------
         Net cash provided by (used in) investing activities                      7,351,254             (477,007)
                                                                            -----------------    -----------------

Cash flows from financing activities:
   Proceeds from draw against note payable                                          500,000              500,000
   Payment of convertible note                                                   (1,000,000)                   -
    Proceeds from issuance of common stock                                                -               19,596
                                                                            -----------------    -----------------
              Net cash provided by (used in) financing activities                  (500,000)             519,596
                                                                            -----------------    -----------------

Net increase (decrease) in cash                                                   6,391,501             (792,958)

Cash at beginning of the period                                                     707,222            1,571,926
                                                                            -----------------    -----------------

Cash at end of the period                                                $        7,098,723   $          778,968
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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2005 Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006. The Company's significant accounting policies are set forth in Note 2 to the consolidated financial statements in the December 31, 2005 Annual Report on Form 10-KSB.

         Specialized Health Products International, Inc. ("SHPI) completed its merger with The Med-Design Corporation ("Med-Design") on June 2, 2006, following approval by stockholders of both companies. Following completion of the merger, Med-Design stockholders received 21,525,866 shares of SHPI's common stock in exchange for their shares of Med-Design common stock, representing approximately 32.48% of the outstanding shares of SHPI. The financial results included in this report include combined operations from June 2, 2006, the date of the merger, through September 30, 2006.

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new products and the level of sales of our current products. As of September 30, 2006, the Company had accounts payable and accrued liabilities totaling $3,306,109. The Company also had a current portion of accrued patent litigation expense of $541,363 and current deferred revenue of $196,668, neither of which will require the use of cash. At September 30, 2006, the Company had cash and cash equivalents of $7,098,723. On March 6, 2006, the Company obtained a $1,500,000 revolving line of credit with Silicon Valley Bank, under which borrowings will be collateralized by substantially all of the assets of the Company. Available borrowings are based primarily on outstanding accounts receivable. No funds have been drawn against this credit facility. Management believes that existing cash and cash equivalents, along with cash generated from the collection of accounts receivable, the sale of products, development fees and royalties, and available borrowings under the Company's credit line, will be sufficient to meet the Company's cash requirements during the next twelve months.

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

Stock-Based Compensation

         In December 2004, the Financial Accounting Standard Board ("FASB") issued SFAS 123R, "Share-Based Payments" ("SFAS No. 123R"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Stock-based awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the statement of operations. Because the Company had only 28,000 options outstanding as of September 30, 2006, all of which were fully vested prior to January 1, 2006, there is no charge attributable to the three and nine-month periods ended September 30, 2006.

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

                                                                For the three                For the nine
                                                                months ended                  months ended
                                                                Sept. 30, 2005               Sept. 30, 2005
                                                                --------------               --------------
Net loss as reported                                              $ (351,285)                 $ (1,057,189)
Add: Stock based compensation expense as reported in
   condensed consolidated statements of operations                   326,730                       969,705
Deduct: Total compensation cost determined under the fair
   value based method for all awards                                (157,947)                     (473,841)
                                                                  -----------                 -------------

Pro forma net loss                                                $ (182,502)                 $   (561,325)
                                                                  ===========                 =============

Basic and diluted net loss per common share:
         As reported                                              $    (0.01)                 $      (0.02)
         Pro forma                                                $    (0.01)                 $      (0.01)

         A summary of the status of the Company's option plans as of December 31, 2005, and changes during the nine months ended September 30, 2006, is presented below:

                                                                    Wtd.
                                                                    Avg.
                                                                  Exercise
                                                       Shares       Prices
                                                  ------------- -----------
             Outstanding at beginning of year         74,250 $     1.19
             Granted                                       -         -
             Forfeited                               (46,250)      2.00
                                                  -------------
             Outstanding at September 30, 2006        28,000       1.14
                                                  =============

             Exercisable at September 30,  2006       28,000       1.14
                                                  =============

         The following table summarizes information about stock options outstanding at September 30, 2006:

                                        Options Outstanding                         Options Exercisable
                           Number           Wtd. Avg.                           Number
                         Outstanding        Remaining        Wtd. Avg.        Exercisable       Wtd. Avg.
      Range of         as of Sept. 30,     Contractual       Exercise       as of Sept. 30,      Exercise
  Exercise Prices           2006              Life             Price             2006             Price
--------------------- ------------------ ----------------- -------------- -------------------- -------------
 $      1.00                5,000             6.33 years   $     1.00            5,000         $    1.00
        1.12               10,000             3.72               1.12           10,000              1.12
        1.19               13,000             5.20               1.19           13,000              1.19
                      ------------------                                  --------------------
                           28,000                                1.14           28,000              1.14
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

         On September 15, 2004, the 2004 Stock Incentive Plan ("Stock Plan") was approved by the Board of Directors and became effective on that date, subject to the Stock Plan being approved by the stockholders within six months after that date. The Stock Plan provides that 6,000,000 shares of the Company's authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan. On October 19, 2004, a special meeting of stockholders was held, at which time the stockholders approved the Stock Plan. The Stock Plan allows the Company, under the direction of the Compensation Committee, to make broad-based grants of restricted stock and stock units, any of which may or may not require the satisfaction of performance objectives, to employees and non-employee directors. Under the Stock Plan, current directors and employees holding stock option grants were given the election of retaining those stock option grants or surrendering them for grants of common stock. This resulted in the surrender of 5,738,190 stock options in exchange for the issuance of 3,375,397 shares of restricted common stock which cliff vest at the end of three years. The stock issuance resulted in a non-cash charge of $3,825,521, which is being expensed ratably over the three year vesting period of the stock grants. In February 2005, the Board of Directors approved the grant of 147,500 shares of restricted stock to certain employees, resulting in a non-cash charge of $94,399, which is being expensed ratably over the three year vesting period of the stock grants. In March 2006, the Board of Directors approved the grant of 50,000 shares of restricted stock to a certain employee, resulting in a non-cash charge of $26,000, which is being expensed ratably over the three year vesting period of the stock grant. In August 2006, the Board of Directors approved the grant of 1,099,974 shares of restricted stock to certain directors and employees, resulting in a non-cash charge of $501,989, which is being expensed ratably over the three year vesting period of the stock grants. The charge to be recognized during 2006 will be approximately $66,000.

(2)      Recent Accounting Pronouncements

         In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of this standard.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. SFAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

         In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.

         Prior to the issuance of SAB 108, there have been two widely-used methods, known as the "roll-over" and "iron curtain" methods, of quantifying the effects of financial statement misstatements. The roll-over method quantifies the amount by which the current year income statement is misstated while the iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Neither of these methods considers the impact of misstatements on the financial statements as a whole.

         SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company's financial statements and the related financial statement disclosures. This approach is referred to as the "dual approach" as it requires quantification of errors under both the roll-over and iron curtain methods.

         SAB 108 allows registrants to initially apply the dual approach by either retroactively adjusting prior financial statements as if the dual approach had always been used, or by recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

         The Company will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The Company does not believe the adoption of SAB 108 will have a significant effect on its financial statements.

         The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

(3)      Inventory

         At September 30, 2006 and December 31, 2005, inventory was comprised of the following:

                                                September 30,      December 31,
                                                   2006                2005
              Raw materials                      $   963,103      $    468,022
              Work in process                              -                 -
              Finished goods                         395,313           150,468
                                                 -----------      ------------
              Total                              $ 1,358,416      $    618,490
                                                 ===========      ============

(4)      Basic and Diluted Net Loss Per Common Share

         As a result of incurring a net loss for the three and nine month periods ended September 30, 2005, both basic and diluted net loss per share for those periods are based on the weighted average number of common shares outstanding. Stock options and warrants are not included in the calculation of diluted net loss per common share for the periods because their inclusion would be antidilutive, thereby reducing the net loss per common share. While the Company reported net income for the three and nine-month periods ended September 30, 2006, all 28,000 outstanding options and 2,906,846 of the 3,026,846 warrants are under water and are therefore not included in the diluted weighted average number of common shares outstanding. The outstanding warrants, 2,906,846 of which were assumed in the Med-Design transaction, begin expiring in March 2007 and continue to expire through August 2008, at which time all unexercised warrants will have expired. At September 30, 2006, there were 3,054,846 common stock options and warrants outstanding with exercise prices ranging from $0.02 to $11.2325. At September 30, 2005, there were 244,250 common stock options and warrants outstanding with exercise prices ranging from $0.02 to $2.00.

(5)      Commitments and Contingencies

         Purchase Order Commitments

         Due to the long lead-time of critical components for the LiftLoc(R), MiniLoc(TM), and SafeStep(R) Safety Infusion Set product lines and the SecureLoc(TM) Safety Introducer Needle, as of September 30, 2006 the Company had issued $1,729,300 in long-term purchase orders relating to these products.

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

         Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, the Company recorded a liability of approximately $1,300,000 at December 31, 2003, which amount was the Company's estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare would withhold against the royalties due Specialized Health Products International, Inc. ("SHPI") through 2005. During the twelve month periods ended September 30, 2005 and 2006, Tyco Healthcare withheld fifty percent of royalty payments due, which amounts totaling $857,716 have been offset against the accrual. Based on information obtained during the fourth quarter of 2005, the Company anticipated the litigation will continue at least through 2007. Accordingly, the Company recorded an additional liability of $1,095,200, which amount was its estimate of the portion of costs associated with BD's suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI during 2006 and 2007. In the event litigation continues beyond 2007, or if Tyco Healthcare ultimately loses the case on appeal, additional liabilities may be incurred. Moreover, if Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan(TM) safety products in their current form. Additional litigation to enforce patents, to protect proprietary information, or to defend the Company against alleged infringement of the rights of others may occur. Such litigation would be costly, could divert Company resources from other planned activities, and could have a material adverse effect on its results of operations or financial condition.

(6)      Income Taxes

         At December 31, 2005, the Company had total net operating losses ("NOL's") of $25,968,966 and research and experimentation tax credits of $735,672 that can be utilized to reduce the Company's federal income taxes. The merger with The Med-Design Corporation provided additional NOL's that may be used to offset tax liability in future periods. The magnitude of which will be determined by a tax expert. The Company will utilize these NOL's and tax credits to offset income tax liability for the three and nine-month periods ended September 30, 2006. Therefore, no federal or state tax expense is presented in these financial statements.

(7)      Galen Partners Promissory Note

         On March 22, 2004, the Company entered into an agreement with Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P. (collectively, "Galen Partners") whereby Galen Partners agreed to purchase a convertible promissory note ("Note") in the aggregate principal amount of $1,000,000 upon the Company's request made at any time between March 31, 2004 and March 31, 2005. As of December 31, 2005, Galen Partners owned approximately 34.2% of the Company's common stock. As consideration for entering into this purchase agreement, Galen Partners received a warrant that provides them the right, but not the obligation, to purchase 80,000 shares of common stock at an exercise price of $0.02 per share. Valuing the warrants utilizing the Black-Scholes valuation model, the issuance of the 80,000 warrants resulted in deferred financing costs of $108,552, all of which has been expensed at September 30, 2006. The warrant expires on March 22, 2007. Further, the Company paid $9,991 in legal fees related to this transaction.

         On March 7, 2005, Galen Partners agreed to a six-month extension of its $1,000,000 promissory note agreement through September 30, 2005 in exchange for the issuance of warrants to purchase 40,000 shares of the Company's common stock at an exercise price of $0.02 per share. The Company had the right, at its sole option, to extend the agreement for an additional six-month period through March 31, 2006 for the issuance of warrants to purchase an additional 40,000 shares of the Company's common stock at an exercise price of $0.02 per share, which extension was provided by Galen in exchange for the consideration given. All other terms and conditions of the original agreement remain unchanged in the subsequent agreement. Valuing the warrants utilizing the Black-Scholes valuation model, the issuance of the 40,000 warrants resulted in deferred financing costs of $35,351, all of which has been expensed at September 30, 2006.

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

         The combination became effective on June 2, 2006, the date the Med-Design stockholders voted to approve the merger. The financial results included in this report include combined operations from June 2, 2006, the date of the merger, through September 30, 2006.

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
                                                              =============

         The value assigned to license rights is the sum of the values assigned to the existing Med-Design license agreements with Becton, Dickinson and Company, and Enpath Medical, Inc. and the value of the SafeStep(R) Huber Needle Set distribution agreement with Alliance Medical. The license rights will be amortized equally over their estimated 10 year remaining life. The goodwill arising from the transaction will be tested on an annual basis for impairment.

         The following unaudited pro forma financial information presents the consolidated results for the three and nine-month periods ended September 30, 2006, reported as though the business combination had been completed at the beginning of each of the periods presented. This pro forma financial information is not intended to be indicative of future results.

                                        For the Three Months Ended                   For the Nine Months Ended
                                      Sept. 30, 2006   Sept. 30, 2005            Sept. 30, 2006    Sept. 30, 2005
                                      -------------------------------            --------------------------------
     Revenues                          $  4,118,029     $  2,594,603              $  11,310,629     $  7,396,470
     Net income (loss)                 $    556,675     $ (1,107,524)             $  (4,650,306)    $ (4,537,459)

Basic and diluted net income (loss)
  per share                            $       0.01     $      (0.02)             $       (0.08)    $      (0.07)

(9)      Related Party Transactions

         On September 1, 2005, the Company elected to draw $500,000 against its note agreement with Galen Partners, with the option to draw down the remaining $500,000 prior to March 31, 2006. On March 6, 2006, the Company elected to draw the remaining $500,000 against the note agreement with Galen Partners, which funds were received March 24, 2006.

         Under the note agreement, the Company had the right to, at any time, pay the outstanding principal and accrued interest on the note, with no penalty for early payment. On June 30, 2006, the Company elected to prepay the convertible note in full, along with all accrued interest. No further liabilities exist under the note agreement.

(10)     Capital Transactions

         In August 2006, the Board of Directors approved the grant of 1,099,974 shares of restricted stock to certain employees and non-employee directors under the Stock Plan, resulting in a non-cash charge of $501,989, which will be expensed ratably over the three year annual vesting period of the stock grants. The charge to be recognized during 2006 will be approximately $66,000.

(11)     Subsequent Events

         In October 2006, MDC Research Ltd. ("MDC"), a subsidiary of Specialized Health Products International, Inc., and Moen Development entered into a Lease Cancellation Agreement (the "Agreement") whereby a lease related to commercial offices leased by MDC in Ventura, California was terminated. Under the Agreement, the Company is obligated to pay for certain utilities through January 31, 2007, make certain improvements to the premises in an amount that is not expected to exceed $35,000, maintain insurance relating to the premises through January 31, 2007, pay its proportional share of property taxes from July 1, 2006 though January 31, 2007 which are estimated to be $10,801 and pay a base rent differential of $158,321. The Company also made warranties relating to the condition of the premises. In June 2006, MDC's California operations were consolidated into the Company's Bountiful, Utah facilities. MDC was paying approximately $22,000 per month in connection with this lease and related expenses prior to the effective date of the Agreement. The terminated lease had an expiration date of October 2008. The Company believes that the lease termination arrangements will reduce the Company's expected costs in excess of $300,000. It is possible that the lease termination will result in a reduction of the purchase price determined for the transaction, with the savings resulting from the lease termination reducing the liabilities assumed, with an equal offsetting reduction being made to the goodwill arising from the purchase price valuation.

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

         The combination became effective on June 2, 2006, the date the Med-Design stockholders voted to approve the merger. Due to the similarity of the SHPI and Med-Design business models and operations, we have already completed integration of the two companies. No employees of Med-Design have remained with the combined company following closing of the merger and we have ceased operations at Med-Design's Ventura, California facility.

         The financial results included in this report include combined operations from June 2, 2006, the date of the merger, through September 30, 2006. Financial results for periods prior to June 2, 2006 are not consolidated with Med-Design financial results.

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
                                                              =============

         The value assigned to license rights is the sum of the values assigned to the existing license agreements with BD and Enpath Medical, Inc. and the value of the SafeStep(R) Huber Needle Set distribution agreement with Alliance Medical. The license rights will be amortized equally over their estimated 10 year remaining life. The value assigned to goodwill will be tested annually for impairment.

Three and Nine Months Ended September 30, 2006 and 2005

         During the three and nine month periods ended September 30, 2006, we had total revenues of $4,118,029 and $9,514,061, compared with total revenues of $1,721,464 and $5,047,169 for the comparable periods ended September 30, 2005. This relates to a revenue increase of $2,396,565 or 139% during the three months ended September 30, 2006 and $4,466,892 or 89% during the nine months ended September 30, 2006, compared to the same periods ended September 30, 2005. This significant increase in revenues was primarily driven by increased sales of our two leading safety Huber needle products, MiniLoc(TM) Safety Infusion Set and SafeStep(R) Huber Needle Set, and the realization of higher royalty revenues from our licensed products. The three-month period ended September 30, 2006, reflects three full months of revenue related to the Med-Design products and agreements. The nine-month period ended September 30, 2006 reflects revenues from Med-Design only for the periods following the finalization of the merger on June 2, 2006. The total Med-Design revenue contribution for the three and nine month periods ended September 30, 2006 were $1,340,028 and $1,723,610, primarily composed of $838,085 and $1,099,667 attributable to SafeStep(R) Huber Needle Set product sales and $499,300 and $621,300 in royalty revenue, respectively.

         During the three and nine months ended September 30, 2006, we recognized $3,019,536 and $6,949,545 in revenue from manufactured product sales, $923,114 and $1,884,731 from royalties, $49,167 and $147,501 in technology and license fees, and $126,212 and $532,284 in development fees and related services. During the three and nine months ended September 30, 2005, we recognized $890,081 and $2,612,788 in revenue from manufactured product sales, $442,746 and $1,409,110 from royalties, $12,501 and $281,360 in technology and license fees, and $376,136 and $743,911 in development fees and related services. The dramatic increase in product sales and royalties in the 2006 periods was primarily related to increased sales of our manufactured products, combined with the product revenue contributed by Med-Design's manufactured and licensed products. The decrease in license fees for the three and nine-month periods ended September 30, 2006 resulted from the completion in April 2005 of the amortization of upfront license fees received from Tyco Healthcare related to the Monoject Magellan(TM) safety needle products.

         Gross profit for the three and nine-month periods ended September 30, 2006 was $2,689,799 and $6,169,955 respectively. This represents a significant increase compared to the $1,337,360 and $3,795,283 reported for the same periods in 2005. The increase in gross profit is directly related to the increase in our total revenues, the gross profit generated by sales of our manufactured products, and the increase in royalty revenue.

         Gross profit margin for the three and nine-month periods ended September 30, 2006 was 65% and 65% respectively, representing a decline from the 78% and 75% gross profit margin reported for the comparable periods in 2005. Product sales, which account for the majority of total revenues, contribute lower margins than revenues derived from royalties and license fees, which have no associated costs. Consequently, as product sales continue to increase as a percentage of total revenues, our blended gross profit margin has declined. Gross profit margins for the three and nine months ended September 30, 2006, have increased compared to the three and six month periods ended June 30, 2006, as we began to realize cost savings from the transition to multi-cavity molds for the component parts of our new MiniLoc(TM) Safety Infusion Set product line in July 2006.

         Net income for the three and nine months ended September 30, 2006 was $556,675 and $241,330 respectively, resulting in net income per common share of $0.01 and $0.00 for the respective periods. We had net losses of $351,285 and $1,057,189 for the comparable 2005 periods, resulting in net losses per common share of $0.01 and $0.02, respectively.

         Research and development ("R&D") expenses were $798,659 and $2,460,492 (excluding $117,264 and $336,973, respectively, in amortization of deferred compensation expense) for the three and nine months ended September 30, 2006, compared with $754,539 and $2,133,116 (excluding $109,854 and $325,474, respectively, in amortization of deferred compensation expense) for the comparable periods of 2005. Our R&D efforts during the three and nine-month periods ended September 30, 2006 focused on development work related to commercialization of conventional and safety bone biopsy needle products and a safety PEG introducer needle utilizing our SecureLoc(TM) technology, the exploration of additional products based upon our proprietary medical safety needle technologies, continued market support of our manufactured product lines.and the development of product improvements to the SafeStep(R) Huber Needle Set product line acquired in the Med-Design transaction.

         Sales and marketing expenses were $421,092 and $1,043,527 for the three and nine months ended September 30, 2006, excluding $7,648 and $20,824, respectively, in amortization of deferred compensation expense. This compares with $271,807 and $732,947 (excluding $5,481 and $13,600, respectively, in amortization of deferred compensation expense) for the comparable periods of 2005. The increase in sales and marketing expenses reflects costs of additional personnel and expenses related to our marketing efforts for the SafeStep(R) Huber Needle Set and SecureLoc(TM) Safety Introducer Needle product lines, and additional promotional expenses related to trade shows held during the third quarter of 2006. It is expected that sales and marketing expenses will continue to rise as we increase our efforts in support of our expanded manufactured product portfolio.

         General and administrative expenses were $572,631 and $1,382,922 (excluding $228,302 and $651,093, respectively, in amortization of deferred compensation expense) for the three and nine months ended September 30, 2006. This compares with $323,472 and $990,273 (excluding $211,395 and $630,631, respectively, in amortization of deferred compensation expense) for the comparable periods of 2005. The increase results primarily from higher insurance costs, amortization of the license rights acquired in the Med-Design merger, increased professional fees, the addition of a Chief Financial Officer on September 1, 2006, and a number of smaller increases in various expense categories. The merger with Med-Design will increase general and administrative expenses in future periods. Two additional directors were added at the merger date, additional insurance is required as a result of the merger, and additional personnel are required to manage the increased business volume and execute our strategic growth plan.

         Total other income (expense) was $12,472 and $(29,359) for the three and nine months ended September 30, 2006, compared with other expense of $12,097 and $22,892 for the comparable periods of the prior year. These changes result from interest earned on invested funds reduced by interest on the convertible note and the expensing of deferred finance costs related to the issuance of warrants to Galen Partners in consideration for the convertible note. The Galen note, including all accrued interest, was paid in full on June 30, 2006. No further liabilities exist under the note agreement.

Financial Position

         We had $7,098,723 in cash and cash equivalents as of September 30, 2006, representing an increase of $6,391,501 from December 31, 2005. Working capital as of September 30, 2006 was $7,417,318 compared to $798,722 as of December 31, 2005. This increase in cash and working capital in 2006 was primarily due to cash and cash equivalents provided as a result of the merger with Med-Design, offset by merger related expenses.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities, the sale of technology and patents, product sales and royalties, development fees, technology and license fees and proceeds from the sale of common stock. Net cash of $459,753 was used by operating activities during the nine months ended September 30, 2006, a decrease of $375,794 as compared to the $835,547 used during the same period in 2005. Also, during the nine months ended September 30, 2006, net cash of $7,351,254 was provided by the $7,918,197 in cash and cash equivalents received in connection with the Med-Design acquisition, offset by $566,943 used for the purchase of property and equipment and the capitalization of patent costs. This compares with $477,007 used for the purchase of equipment for the same period in 2005. Net cash of $500,000 was used during the nine-month period ended September 30, 2006, to pay in full the note payable issued to Galen Partners (the $1,000,000 payment to Galen Partners on June 30, 2006, was offset by $500,000 in proceeds from Galen's purchase of the note on March 24, 2006). Cash proceeds of $19,596 were received from the sale of stock during the same period in 2005. As of September 30, 2006, our current liabilities totaled $4,044,140 and we had working capital of $7,417,318. As of September 30, 2006, we had no debt obligations.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing new safety medical needle technologies and other products to commercial viability, the timing of the market launches of new products and the level of sales of our current products. As of September 30, 2006, we had accounts payable and accrued liabilities totaling $3,306,109. We also had a current portion of accrued patent litigation expense of $541,363 and current deferred revenue of $196,668, neither of which will require the use of cash. At September 30, 2006, we had cash and cash equivalents of $7,098,723. On March 6, 2006, we also obtained a $1,500,000 revolving line of credit with Silicon Valley Bank under which borrowings will be collateralized by substantially all of our assets. Available borrowings are based primarily on outstanding accounts receivable. No funds have been drawn against the credit facility. We believe that existing cash and cash equivalents, along with cash generated from the collection of accounts receivable, the sale of products, development fees and royalties, and available borrowings under our credit line will be sufficient to meet our cash requirements during the next twelve months.

         Our significant non-cancelable operating lease obligations as of September 30, 2006 are as follows:

                                                                         Payments Due by Year
                                                           -------------------------------------------------
         Obligation                           Total (2)           2006 (1)       2007          Thereafter
         ---------------------------------- -------------- --------------- --------------- -----------------
         Operating leases                      $  781,255      $  119,809        $489,125        $ 172,321
         Purchase order commitments             1,729,300       1,452,080         277,220                -
                                            -------------- --------------- --------------- -----------------
         Total                                 $2,510,555      $1,571,889        $766,345        $ 172,321
                                            ============== =============== =============== =================

(1) The amounts for the year ending December 31, 2006 include only payments to be made after September 30, 2006.
(2) The amounts for 2006, 2007 and thereafter include lease obligations related to the Med-Design facility in Ventura, CA. of $48,729, $201,766 and $172,321, respectively. In October 2006, MDC Research Ltd. ("MDC"), a subsidiary of Specialized Health Products International, Inc., and Moen Development entered into a Lease Cancellation Agreement (the "Agreement") whereby a lease related to commercial offices leased by MDC in Ventura, California was terminated. Under the Agreement, we are obligated to pay for certain utilities through January 31, 2007, make certain improvements to the premises in an amount that is not expected to exceed $35,000, maintain insurance relating to the premises through January 31, 2007, pay its proportional share of property taxes from July 1, 2006 though January 31, 2007 which are estimated to be $10,801 and pay a base rent differential of $158,321. We also made warranties relating to the condition of the premises. In June 2006, MDC's California operations were eliminated. Prior to the Agreement, we were paying approximately $22,000 per month in connection with the lease and related expenses. The lease expires in October 2008. We believe that the lease termination arrangements will reduce our expected costs in excess of $300,000. It is possible that the lease termination will result in a reduction of the purchase price determined for the transaction, with the savings resulting from the lease termination reducing the liabilities assumed, with an equal offsetting reduction being made ton the goodwill arising from the purchase price valuation.

         Due to the long lead-time of critical components for LiftLoc(R) and MiniLoc(TM) Safety Infusion Sets, SecureLoc(TM) Safety Introducer Needle, and SafeStep(R) Huber Needle Set, we had issued $1,729,300 in long-term purchase orders relating to these products as of September 30, 2006.

Common Stock

         At the annual meeting of stockholders held May 18, 2006, our stockholders approved the issuance of 21,525,866 shares of common stock in accordance with the terms of the Agreement and Plan of Merger and Reorganization entered into by SHPI and Med-Design.

         In August 2006, the Board of Directors approved the grant of 1,099,974 shares of restricted stock to certain employees and non-employee directors under the Stock Plan, resulting in a non-cash charge of $501,899, which will be expensed ratably over the three year annual vesting period of the stock grants. The charge to be recognized during 2006 will be approximately $66,000.

Stock Options and Warrants

         As of September 30, 2006, we had outstanding 3,026,846 warrants, of which 120,000 were granted to Galen Partners in consideration of their commitment to purchase a note in the amount of $1,000,000, and 2,906,846 which were assumed in the Med-Design transaction. At the transaction date, Med-Design had 2,309,532 warrants outstanding. In accordance with the terms of the Agreement and Plan of Merger and Reorganization entered into by SHPI and Med-Design, SHPI assumed all outstanding warrants to purchase the common stock of Med-Design. Each warrant assumed continues to have, and be subject to, the same terms and conditions set forth in the warrant, except that (i) such warrant is now exercisable (or will become exercisable in accordance with its terms) for that number of whole shares of SHPI common stock equal to the product of the number of shares of Med-Design common stock that were issuable upon exercise of such warrant immediately prior to the effective time of the merger multiplied by 1.25863, rounded down to the nearest whole number of shares of SHPI common stock and (ii) the per share exercise price for the shares of SHPI common stock issuable upon exercise of such assumed warrant will be equal to the quotient determined by dividing the exercise price per share of the Med-Design common stock at which such warrant was exercisable immediately prior to the effective time of the merger by 1.25863, rounded up to the nearest whole cent. The aggregate exercise price for the full exercise of the warrant remains the same.

         As of September 30, 2006, we had outstanding stock options granted that are exercisable for 28,000 shares of common stock at exercise prices ranging from $1.00 to $1.19 per share and issued warrants that are exercisable for

3,026,846 shares of common stock at exercise prices of $0.02 to $14.1375 per share. The exercise of all such stock options and warrants would result in an equity infusion of $14,517,818. All of these stock options and all but 120,000 warrants are out of the money and there can be no assurance that any of the stock options or warrants will be exercised.

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

Inventory
         Inventory is carried at standard cost and accounted for on a first-in, first-out basis. Variances to standard costs are accounted for as period expenses. Our agreements require that finished goods have at least a six month period remaining before the expiration date. Finished goods with less than the required six months remaining before expiration are written off.

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

Stock Based Compensation

         On January 1, 2006, we adopted the provisions of Statement 123 (revised
2004) (Statement 123 (R)), "Share-Based Payment," which revises Statement 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees." Statement 123(R) requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

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

Recent Accounting Pronouncements

         In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for us beginning January 1, 2007. We are currently evaluating the impact of this standard.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. SFAS No. 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of this standard.

         In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.

         Prior to the issuance of SAB 108, there have been two widely-used methods, known as the "roll-over" and "iron curtain" methods, of quantifying the effects of financial statement misstatements. The roll-over method quantifies the amount by which the current year income statement is misstated while the iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Neither of these methods considers the impact of misstatements on the financial statements as a whole.

         SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company's financial statements and the related financial statement disclosures. This approach is referred to as the "dual approach" as it requires quantification of errors under both the roll-over and iron curtain methods.

         SAB 108 allows registrants to initially apply the dual approach by either retroactively adjusting prior financial statements as if the dual approach had always been used, or by recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

         We will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not believe the adoption of SAB 108 will have a significant effect on our financial statements.

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

         Merit Medical

         In January 2001, we entered into a License Agreement with Merit Medical Systems, Inc. relating to the manufacture and marketing of safety needle devices for angiographic guidewire introducers. We received an upfront license fee payment of $100,000 in January 2001, which was recognized ratably over the estimated five-year life of the Merit Agreement. Under the terms of the Merit Agreement, we receive ongoing royalties on net product sales, and began receiving minimum royalty payments in 2002. In October 2005, the agreement was amended to waive the 2006 minimum annual royalty payment, so long as Merit purchases SecureLoc(TM) safety introducer needles for at least the amount of the 2006 minimum annual royalty payment.

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

         In March 2000, Med-Design signed a binding term letter with BD relating to safety hypodermic syringes, which outlined the terms for a definitive agreement pursuant to which BD would license the products subject to the option to license. Under the terms of the agreement, Med-Design has the right to receive royalty payments based on BD's net sales of the products licensed under such agreement for the remaining life of the underlying patents.

         Enpath Medical, Inc.

         In September 2000, Med-Design entered into a development and license agreement granting Enpath a license to market and manufacture Med-Design's Safety Seldinger Introducer Needle for certain venous applications. Under the terms of the agreement, Med-Design receives royalty payments based on the net sales of the Safety Seldinger Introducer Needle by Enpath. Royalties from this product declined significantly in 2005, as Enpath's major customer decided to use a non-safety Seldinger introducer needle.

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

         In December 2004, Med-Design entered into Addendum Number Two to the development and licensing agreement with Enpath to eliminate the minimum purchase amount required for Enpath to maintain exclusivity under the development and licensing agreement.

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

         In September 2005, we entered into a Development, Distribution and Supply Agreement (the "2nd Bard Agreement") with Bard, whereby Bard acquired the exclusive right to promote, market, distribute and sell PowerLoc(TM) Safety Infusion Set, a custom product meeting Bard's requirements. Under the terms of the agreement, we sell finished product to Bard for marketing under Bard's private label. The Bard Agreement is for a five-year period from the effective date, and automatically renews for successive one-year terms unless terminated by either party in writing not less than 90 days prior to the expiration of the initial term or any renewal term.

         In April 2006, we entered into a Development, Distribution and Supply Agreement (the "3rd Bard Agreement") with Bard. The 3rd Bard Agreement provides for (i) Bard to provide funding for the development of a safety percutaneous endoscopic gastrostomy ("PEG") introducer needle that meets Bard's requirements (the "Safety PEG Product"), (ii) Bard to receive the right to distribute the Safety PEG Product worldwide for use in applications, and (iii) SHPI to manufacture, package and supply Bard with the Safety PEG Product. The 3rd Bard Agreement has a term of five years, subject to automatic renewal for successive one-year terms unless terminated by either party on 180 days notice prior to the expiration of the then effective term.

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

         ExelInt International

         In May 2003, we entered into a Distribution Agreement with ExelInt International ("Exel"), whereby Exel acquired the non-exclusive right to promote, market, distribute and sell the LiftLoc(R) Safety Infusion Set. Under the terms of the agreement, we sell finished product to Exel for marketing under Exel's SecureTouch(R) private label. Exel is subject to minimum purchase requirements. In October 2005, the Exel Agreement was amended to add the MiniLoc(TM) Safety Infusion Set to the products supplied to Exel. The Exel Agreement has a six-year term and automatically renews for successive five-year terms unless terminated by either party in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

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

Med-Design Distribution Agreement:

         Med-Design acquired the SafeStep(R) Huber Needle Set product line in April 2004. As a part of the purchase Med-Design assumed all existing contracts, one of which was an exclusive distribution agreement with Alliance Medical Manufacturers to market the SafeStep(R) product line. The agreement establishes minimum purchase amounts to retain exclusive sales rights to distribute the product.

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

Item 3. Controls and Procedures

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits

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

    10.35 Separation of Employment Agreement and General Release dated May 17, 2006 by and between Med-Design and Lawrence Ellis.

    10.36 Addendum to Separation of Employment Agreement and General Release dated May 25, 2006 by and between Med-Design and Lawrence Ellis.

    10.37 Separation of Employment Agreement and General Release dated May 18, 2006 by and between Med-Design and Joseph Bongiovanni.

    10.38 Addendum to Separation of Employment Agreement and General Release dated May 19, 2006 by and between Med-Design and Joseph Bongiovanni.

    10.39         Employment Agreement with Mr. David A. Green.

    10.40 Lease Cancellation Agreement dated October 5, 2006 (Incorporated by reference to Exhibit 10.1 of SHPI's Current Report on Form 8-K, dated October 10, 2006).

    31.1 Certification by Jeffrey M. Soinski under Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification by David A. Green under Section 302 of the Sarbanes-Oxley Act of 2002

    32.1          Certification of Jeffrey M. Soinski pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification of David A. Green pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.




Date: November 8, 2006           By /s/ Jeffrey M. Soinski
                                    --------------------------------------------
                                    Jeffrey M. Soinski
                                    President, Chief Executive Officer, Director




Date: November 8, 2006           By  /s/ David A. Green
                                   ---------------------------------------------
                                   David A. Green
                                   Chief Financial Officer