Form 10KSB
period 2006-12-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2007-03-19
CIK 790228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ____________

Commission File Number: 0-26694

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

(Name of small business issuer in its charter)

Delaware	93-0945003
(State or other jurisdiction of incorporation)	(I.R.S Employer Identification No.)

585 West 500 South, Bountiful, Utah 84010	84010
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (801) 298-3360

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.02 per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: Yes ☐ No ☒.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

State issuer’s revenues for its most recent fiscal year: $13,269,021

The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of March 6, 2007 was approximately $41,212,352.

As of March 6, 2007, the issuer had 67,305,207 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the issuer’s definitive Proxy Statement for the 2006 annual meeting of stockholders (the “Definitive Proxy Statement”), to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.]

Transitional Small Business Disclosure Format: Yes ☐; No ☒.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-KSB

YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.	Description of Business	3
Item 2.	Description of Property	15
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer
Purchases of Equity Securities	16
Item 6.	Management’s Discussion and Analysis or Plan of Operation	18
Item 7.	Financial Statements	35
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial
Disclosures	35
Item 8A.	Controls and Procedures	35
Item 8B.	Other Information	36

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons and Corporate
Governance; Compliance with Section 16(a) of the Exchange Act	36
Item 10.	Executive Compensation	36
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stock-
holder Matters	36
Item 12.	Certain Relationships and Related Transactions, and Director Independence	37
Item 13.	Exhibits	37
Item 14.	Principal Accountant Fees and Services	37

Forward-Looking Statements

When used in this Annual Report on Form 10-KSB, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements specifically include, but are not limited to, our expectations regarding the launch of new products, the increased conversion to safety products, foreign demand for medical safety needle products, the generation of royalty revenues from our licensees, the impact of our new products in their fields, the availability of necessary raw materials, the validity and enforceability of our patents and patent applications, the regulatory treatment of our products, the ability of our products to compete with the products of our competitors; acceptance of our products by the marketplace as cost-effective; acceptance of safety products by health care professionals; dates upon which we will receive royalty payments; plans to rely on our licensees to pursue commercialization of licensed products; factors affecting the ability of our licensees to sell licensed products; the size of the market for safety products; plans regarding sales and marketing; and strategic business initiatives, and our intentions to defend our intellectual property rights, continue our research and development, and seek regulatory approvals.

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for our products or for safety products generally; a determination of one or more licensees to focus their marketing efforts on products other than those licensed from us; competitive products and pricing; difficulties in product development, commercialization and technology; changes in the regulation of safety healthcare products; a failure to timely obtain Food and Drug Administration (“FDA”) or other necessary approvals to sell future products and other risks set forth in Item 6 “Risk Factors” and elsewhere herein. If and when product sales commence, sales may not reach the levels anticipated. As a result, our actual results for future periods could differ materially from those anticipated or projected.

Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

Item 1. Description of Business

General

We are a developer, manufacturer and marketer of proprietary disposable medical devices for clinician and patient safety. Our innovative safety devices are designed to maximize the efficiency and quality of healthcare, while minimizing the risk of accidental needlesticks, which are a leading occupational cause of the spread of blood-borne diseases such as human immunodeficiency virus and autoimmunodeficiency syndrome (“HIV/AIDS”), hepatitis B virus (“HBV”) and hepatitis C virus (“HCV”). We have developed multiple safety needle products based upon a broad intellectual property portfolio that applies to most medical needles used today. We are a market leader in safety Huber needles (safety infusion sets), with four complementary product offerings. We have licensed or supply several other products to leading companies in the global disposable medical products industry.

In June 2006, we merged with The Med-Design Corporation (“Med-Design”), a NASDAQ-listed company principally engaged in the design and development of safety medical needle products and technologies. Following the merger, Med-Design became a wholly owned subsidiary of ours. Med-Design stockholders received 21,525,788 shares of our common stock in exchange for their shares of Med-Design common stock. Upon completion of this exchange, the former Med-Design stockholders owned approximately 32.48% of our outstanding shares.

Upon completion of the merger, our board of directors was restructured, with the resignation of one Specialized Health Products International, Inc (“SHPI”) director and the addition of two directors from the Med-Design board. The SHPI management team remained in place following the merger and a new Chief Financial Officer was recruited for the combined entity in September 2006. Our leadership team is experienced in both the healthcare and medical safety product sectors. See Item 9 “Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.”

Specialized Health Products, Inc. (“SHP”), a Utah corporation, was incorporated in November 1993. On July 28, 1995, SHP became a wholly owned subsidiary of SHPI, a Delaware corporation, through a merger with a subsidiary of SHPI (the “Acquisition”). On that date SHP changed its name to SHPI. The persons serving as officers and directors of SHP immediately prior to the consummation of the Acquisition were elected to the same offices with SHPI and retained their positions as directors and officers of SHP. In addition, the outstanding securities of SHP became outstanding securities of SHPI.

We restructured our management team and board of directors in November 2001 following a private placement of preferred stock to Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P. (collectively, “Galen Partners”), and other accredited investors. In conjunction with the investment, we recruited a new President and Chief Executive Officer and appointed five new members to our board of directors.

Overview

Our business model is primarily to enter into licensing, original equipment manufacturing (“OEM”) supply or distribution agreements for our products, rather than engage in direct sales of products to end-users on our own. We have entered into multiple product agreements relating to specific technologies and product lines with The Kendall Company (“Kendall”), a division of Tyco Healthcare Group LP (“Tyco Healthcare”), Bard Access Systems, Inc. (“Bard”), Becton, Dickinson and Company (“BD”), TAP Pharmaceutical Products Inc. (“TAP”), Merit Medical Systems, Inc. (“Merit”), and other corporations. We have distribution agreements in place with New Alliance of Independent Medical Distributors, Inc. (“Alliance Medical”), Cardinal Health (“Cardinal”), Medline Industries, Inc. (“Medline”), Physician Sales and Service, Inc. (“PSS”), and other specialty distributors for products marketed under our own SHPI label. Additional discussions are ongoing with potential partners for other product applications of our proprietary technologies.

We introduced our first safety needle products into the U.S. market in 2002. Twelve product lines based upon our proprietary technologies are currently marketed in the U.S. We anticipate launching two additional manufactured product lines in 2007. A listing of our currently marketed product lines and additional products subject to agreements with major corporate partners is provided below.

Manufactured Products	Year Launched/Acquired
LiftLoc® Safety Infusion Set – OEM supply and SHPI branded	2002
MiniLoc® Safety Infusion Set – OEM supply and SHPI branded	2005
SafeStep® Huber Needle Set – Med-Design/SHPI branded	2006
PowerLoc® Safety Infusion Set – exclusive OEM supply to Bard	2006
SecureLoc™ Safety Introducer Needle – OEM supply to multiple customers	2005
Conventional Bone Biopsy Needles – exclusive OEM supply to Tyco Healthcare	2006

Licensed Products	Year Launched/Acquired
Monoject Magellan™ Safety Syringe Needle – Tyco Healthcare	2002
Monoject Magellan™ Safety Blood Collector – Tyco Healthcare	2004
Integra™ Syringe – BD Medical	2006
Vacutainer® Push Button Blood Collection Set – BD Medical	2006
LuproLoc™ Pre-Filled Syringe Safety Needle Device – TAP Pharmaceuticals	2003
Majestik™ Shielded Needle – Merit Medical Systems	2002

Additional Product Agreements

•	Safety-Engineered Spinal Needles – License (BD Medical)
•	Safety-Engineered Epidural Needles – License (BD Medical)
•	Safety Bone Biopsy Needles – exclusive OEM Supply (Tyco Healthcare)
•	Safety PEG Introducer Needle – exclusive OEM Supply (Bard Access Systems)
•	Safety IV Catheter – License (Undisclosed Multinational)

We believe that there is a significant and growing market opportunity for our medical safety needle products. We estimate the U.S. market for disposable medical needles to be in excess of $1.5 billion, including both conventional and safety products. Dollar growth in this market has been primarily driven by broad scale conversion to safety products in response to U.S. Occupational Safety and Health Administration (“OSHA”) regulation and legislative efforts, as well as healthcare workers’ demand for safety products. Regulatory and legislative efforts to protect healthcare workers from accidental needlesticks culminated in the passage of the U.S. Needlestick Safety and Prevention Act, which was signed into federal law in November 2000, and became effective in April 2001. This far-reaching federal legislation requires healthcare employers to review new safety needle products and mandates their usage by employees. As various government agencies increase their efforts to monitor compliance and better designed safety products become available at reasonable pricing, we anticipate that conversion to safety products will continue.

While foreign safety needle legislation lags behind that of the U.S., certain countries, such as Germany, France, Italy, Australia, and Canada are increasing efforts to protect their healthcare workers in a similar manner. As these efforts continue, we expect foreign demand for medical safety needle products to expand. We currently market our safety Huber needle products in Canada and are in the process of exploring distribution opportunities for our products in Europe.

Our Products

We have developed multiple safety needle product applications based upon a broad intellectual property portfolio, numbering over four hundred patents issued or pending worldwide. Our primary research and development, business development and marketing efforts are focused on exploiting this important asset in the following product areas:

Safety Syringe Needles

There is significant risk of accidental needlesticks during syringe needle use. Generally, the use of a needle for a medical procedure involves removing a needle cap just prior to performing the procedure. In the past, medical personnel attempted to achieve protection from accidental needlesticks by replacing the needle cap after performing a procedure, but a high number of accidental needlesticks related to needle cap replacement resulted in such practices being prohibited by the Centers for Disease Control (“CDC”). Some medical personnel began using needles and syringes with sheaths that could be extended over the exposed needle after a procedure.

FlexLoc® Safety Syringe

Our safety syringe needle utilizing the FlexLoc® technology eliminates the need to perform dangerous recapping techniques with an integral safety device that covers the needle after use. This innovative product features engineering controls designed to provide a high level of safety while conforming to current user technique. It is low-cost, intuitive, and easy-to-use. The integral safety mechanism is activated by a simple press with the thumb or finger, or by pressing the device against a solid surface such as a counter or tabletop.

A product line based upon this proprietary safety syringe needle technology is manufactured and marketed by Kendall, a division of Tyco Healthcare Group LP. In November 1999, we entered into a Development and License Agreement (the “Kendall Agreement”) with Kendall relating to the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective in March 2000. In April 2000, we received $1,464,956 under the Kendall Agreement. We received an additional $1,000,000 in November 2002 in exchange for our assigning to Kendall the FlexLoc® and ReLoc™ trademarks and two related U.S. patents and their progeny for a technology. The assignment of the patent rights to Kendall provides for our retention of an exclusive, royalty-free worldwide license in a number of strategic product areas. The Kendall Agreement also provides for us to receive development fees and ongoing royalties, including a $500,000 advance royalty payment also received in November 2002.

Kendall initiated its U.S. market launch of a proprietary line of safety syringe needles based upon this technology in the second calendar quarter of 2002, subsequent to receiving 510(k) clearance from the Food and Drug Administration (the “FDA”) in 2001. Kendall is marketing the product line under the brand name Monoject Magellan™. The Monoject Magellan™ product line includes a wide variety of needle lengths and gauges, and primarily competes in the estimated $260 million U.S. safety needle and syringe market. Kendall launched the MonoJect Magellan™ product into key international markets in the fourth quarter of 2004.

Retractable Safety Needles

In our merger with Med-Design, we acquired intellectual property rights related to retractable safety needle technology. A retractable safety syringe needle was the first product line to be developed based upon this technology platform. After the medication in the syringe has been delivered, the user simply applies a light amount of additional pressure in order to move the plunger slightly beyond the normal stop point. This action causes the needle to automatically and fully retract into the body of the syringe.

In 1998 and 2000, Becton, Dickinson and Company (“BD”), a market leader in disposable medical needles, licensed exclusive worldwide rights to manufacture and market our patented retractable needle technology in three fields of use: injection syringe, IV catheters and blood collection. The agreements with BD provide for continuing royalty payments based upon BD’s net sales for the licensed product technology, subject to annual minimums. BD currently markets the safety syringe under the brand name Integra™ Syringe. The Integra™ Syringe is manufactured with needles of various gauges and sizes and was introduced into the U.S. market in 2002.

Safety Huber Needle Devices (Safety Infusion Sets)

LiftLoc® Safety Infusion Set

Our LiftLoc® Safety Infusion Set incorporates a Huber type needle into an integral safety needle device. This product is designed for use with a vascular access infusion system (used to infuse fluids, drugs, or for blood sampling) and is specifically designed to access surgically implanted, subcutaneous vascular ports. Patients with implanted ports require access by Huber needles frequently over periods extending from six months to one year. A major cause of accidental needlestick injuries to healthcare workers from Huber needles is due to the “rebound effect” which occurs during needle withdrawal from the implanted port. This needle presents a high risk for transmission of blood-borne pathogens, since it is hollow-bore and potentially blood-contaminated at the time of removal.

Our LiftLoc® Safety Infusion Set conforms to current common user technique and reduces the risk of accidental needlesticks, including rebound injuries, by locking the needle into a protective sheath as the needle is withdrawn from the port. Each LiftLoc® set is packaged with a unique Patient Comfort Pad™ accessory product. The Patient Comfort Pad™ is made of breathable felted foam that creates a soft uniform barrier between the Huber needle’s wings and the patient’s skin.

The LiftLoc® Safety Infusion Set product line is distributed in the hospital market by Bard Access Systems, Inc., a division of C. R. Bard, Inc., a multinational developer, manufacturer and marketer of healthcare products in the field of implanted ports that are accessed using Huber needles. In September 2001, we entered into a Distribution Agreement (the “Bard Agreement”) with Bard whereby Bard acquired the non-exclusive right to promote, market, distribute and sell the LiftLoc® Safety Infusion Set, which we manufacture, to hospitals and group purchasing organizations. The Bard Agreement excludes alternate site locations, such as homecare services, nursing homes, oncology centers, infusion centers, same day surgery centers, physician offices and clinics, non-hospital pharmacies and pain clinics. Under the terms of the agreement, we sell finished product to Bard for marketing under Bard’s private label.

In the second calendar quarter of 2003, we entered into a Distribution Agreement (the “Exel Agreement”) with Exel whereby Exel acquired the non-exclusive right to promote, market, distribute and sell LiftLoc® Safety Infusion Set. Under the terms of the agreement, we sell finished products to Exel for marketing under Exel’s SecureTouch® private label. Exel is subject to minimum purchase requirements under the terms of the agreement.

We distribute LiftLoc® Safety Infusion Set under the SHPI label through non-exclusive distribution agreements with Cardinal Health, Medline, PSS, Medical Specialties Distributors, Inc. (“Medical Specialties”), Henry Schein, Inc. (“Henry Schein”), and several regional specialty distributors with a strong presence in the oncology, chronic hematology, and long-term intravenous nutritionals markets. In addition, we entered into a distribution agreement with Biometrix Ltd. (“Biometrix”) for the distribution of LiftLoc® in Israel and Universal Procurement (“Universal”) for the distribution of LiftLoc® into Iraq and Kosovo. Under the terms of the distribution agreements, LiftLoc® distributors purchase product from us for resale to their end-user customers.

We received 510(k) clearance from the FDA for LiftLoc® Safety Infusion Set in 2001, and initiated the U.S. market launch of the product line under our SHPI label in September 2002. Bard initiated its U.S market launch of LiftLoc® Safety Infusion Set under the Bard label in December 2002. The LiftLoc® Safety Infusion Set product line includes a wide variety of needle lengths and gauge sizes. It competes in the estimated $55 million U.S. Huber needle market.

MiniLoc® Safety Infusion Set

MiniLoc® Safety Infusion Set is our second entry into the growing safety Huber needle market. Similar to our LiftLoc® Safety Infusion Set product, MiniLoc® incorporates a Huber type needle with an integral safety needle device. However, MiniLoc® Safety Infusion Set is based upon a new proprietary technology that enables state-of-the-art protection in an ultra-low profile device. MiniLoc®’s small footprint, needle forward design and angled tubing makes the product easy to dress, facilitates placement in dual lumen ports, and is designed to provide excellent site visibility. The product’s proprietary design also enables controlled, easy engagement of the safety mechanism. MiniLoc® has a smooth comfortable base that is designed for patient comfort, as well as specially lubricated needles that significantly reduce needle penetration force.

We supply MiniLoc® Safety Infusion Set on an OEM private label basis to Bard and Exel. We distribute MiniLoc® under the SHPI label through non-exclusive distribution agreements with Cardinal Health, Medline, PSS, Medical Specialties, Henry Schein, and several regional U.S. specialty distributors. In addition, we entered into a distribution agreement with Biometrix for the distribution of MiniLoc® in Israel and Universal for the distribution of MiniLoc® into Iraq and Kosovo. We have also entered into an agreement with Angus Medical for the distribution of our MiniLoc® product in Canada. Under the terms of the distribution agreements, MiniLoc® distributors purchase product from us for resale to their end-user customers.

We received 510(k) clearance from the FDA for MiniLoc® Safety Infusion Set in May 2005, and initiated the U.S. market launch of the product line under our SHPI label in September 2005. Bard initiated its U.S. market launch of MiniLoc® Safety Infusion Set under the Bard label in the fourth quarter of 2005. The comprehensive MiniLoc® Safety Infusion Set product line includes a wide variety of needle lengths and gauge sizes. MiniLoc® also competes in the estimated $55 million U.S. Huber needle market.

SafeStep® Huber Needle Set

The SafeStep® Huber Needle Set product line was acquired in our merger with Med-Design and is our third product entry in the Huber needle market. Med-Design acquired The SafeStep® Huber Needle Set from Luther Needlesafe Products, Inc. (“Luther”) in April 2004. This proprietary product line is manufactured under a license granting Med-Design the exclusive use of the SafeStep® technology for use in the Huber needle field. The SafeStep® Huber Needle Set was launched in the U.S. in October 2003.

The SafeStep® Huber Needle Set was designed with both the clinician and the patient in mind. The product is indicated for the administration of fluids, drugs and blood sampling via a surgically implanted vascular port. SafeStep® features a tubing extension set, a non-coring Huber-type needle and a robust, built-in safety mechanism designed to help prevent accidental needlestick injuries. The safety feature is activated as the clinician removes the needle from the port.

The product contains a textured handle that is easy to grasp and insert. A soft, non-absorbent patient comfort pad lines the bottom of the base. An ultra-small footprint helps minimize dressing materials at the site. The clear plastic base is designed to rest gently on the patient’s skin and allows clinicians to easily view and inspect the insertion site throughout the course of therapy. SafeStep® is designed to be simple to use and intuitive in design, requiring minimal training.

We distribute SafeStep® Huber Needle Set in the U.S. market through an exclusive distribution agreement with Alliance Medical.

PowerLoc™ Safety Infusion Set

The PowerLoc™ Safety Infusion Set product is the first power-injectable safety infusion set available on the market. PowerLoc™ incorporates all of the product features and benefits of MiniLoc® Safety Infusion Set, but is designed to withstand pressure injection up to 300 PSI (pounds per square inch). PowerLoc™ Safety Infusion Set is designed to be used in conjunction with Bard’s new PowerPort™, the first power-injectable vascular access port. Power-injection is an important feature that allows a clinician to inject contrast media for CT scans.

Bard received 510(k) clearance from the FDA for PowerLoc™ Safety Infusion Set in July 2006 and a comprehensive product line was launched into the U.S. market at that time. We supply PowerLoc® Safety Infusion Set to Bard on an exclusive OEM private label basis.

Pre-filled Syringe Safety Needle Devices

Pre-filled syringes are a significant drug delivery modality, with a strong need for an effective, cost-efficient safety needle solution. A wide range of drugs, from high volume vaccines to many of today’s newer drugs, are delivered via pre-filled syringes. Typically, the pre-filled syringe is made of glass to ensure appropriate shelf life and inertness to the drug. Pre-filled syringes are used to deliver drugs in a variety of forms, including liquids, gels, lyophilized (freeze-dried) drugs, or a combination of liquid and dry medications in a multiple chamber syringe.

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

In July 2002, we entered into a Development and License Agreement (the “TAP Agreement”) with TAP Pharmaceutical Products Inc. (which is a joint venture between Abbott Laboratories and Takeda Chemical Industries, Ltd. (“TAP”), whereby TAP acquired the right to attach our proprietary safety needle device to their pre-filled syringes. The TAP Agreement has an effective date of January 1, 2002. Under the TAP Agreement, we have received reimbursement for research and development expenses, payments related to the achievement of certain development and regulatory milestones, and on-going royalty payments based upon the number of pre-filled syringes manufactured with our proprietary safety needle device. The TAP Agreement is for a minimum period of three years. The TAP Agreement automatically renews for additional one year terms through the life of the underlying patent, unless TAP provides written notice of termination at least ninety days prior to the expiration of the then current term.

TAP attaches our proprietary safety needle device to pre-filled syringes of Lupron Depot® (leuprolide acetate for depot suspension), the first pharmaceutical product available with our pre-filled syringe safety needle device and the first product in its class to offer an integral safety needle device on pre-filled syringes. TAP has branded this integral safety needle device LuproLoc™. TAP initiated the U.S. market launch of Lupron Depot® with LuproLoc™ in January 2003, after receiving FDA approval as the result of filings with both the FDA’s Center for Drug Evaluation and Research (“CDER”) and its Center for Devices and Radiological Health (“CDRH”). Pharmaceutical products sold in pre-filled syringes represent a multi-billion dollar worldwide market. The total U.S. market for pre-filled syringes is estimated to be in excess of $100 million annually.

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

We have developed a family of safety blood collection products that combine a unique, one-piece injection molded barrel with an integral safety needle device. Since the blood collection barrel is integral to the needle assembly, our safety phlebotomy device ensures that a new barrel is used for each patient. Our product offers what we believe is easy, one-handed activation and has been highly rated in market acceptance studies.

Our safety blood collection product line is manufactured and marketed by Kendall, a business unit of Tyco Healthcare. In April 2002, we entered into a Second Development and License Agreement with Kendall (the “2nd Kendall Agreement”) relating to blood collection needles and blood collection needle/holder combinations. Under the terms of the agreement, we received reimbursement for research and development expenses, payments related to the achievement of certain regulatory and sales milestones, and on-going royalty payments on all product sales.

Kendall initiated its U.S. market launch of the Monoject Magellan™ safety blood collection product line in January 2004. This product line competes in the estimated $130 million U.S. blood collection needle market.

In our merger with Med-Design, we acquired intellectual property rights relating to retractable safety needle technology. In 1998, exclusive rights to our retractable safety needle technology in the blood collection field were licensed to BD, the worldwide leader in the blood collection market. In 2005, BD launched a safety blood collection product line based upon our retractable needle technology into the U.S. market. This product line is manufactured and marketed by BD under the brand name BD Vacutainer™ Push Button Collection Set. This safety blood collection set is compatible with substantially all standard blood collection needle accessories. After sufficient fluids have been extracted from the body, the clinician activates the safety device by depressing a conveniently located button on the barrel of the device. Upon activation, the needle automatically and fully retracts into the body of the device and is sealed in place, rendering the device harmless and inoperative. Under the terms of the Med-Design agreement with BD, we receive on-going royalty payments on sales of the BD Vacutainer™ Push Button Collection Set.

Safety Angiographic Needles

Angiographic needles are used to provide vascular access for the introduction of guidewires or other devices during diagnostic or therapeutic procedures, primarily in the fields of cardiology and radiology. Approximately 10 million angiography procedures are performed each year worldwide.

We have entered into a License Agreement (the “Merit Agreement”) with Merit relating to the manufacture and marketing of safety needle devices for angiographic guidewire introducers utilizing our FlexLoc® technology. Merit is a leading manufacturer and marketer of proprietary disposable products used in cardiology and radiology procedures. We received an upfront license fee payment of $100,000 in January 2001, which is being recognized ratably by us over the estimated five-year life of the Merit Agreement. Under the terms of the Merit Agreement, we will receive ongoing royalties on net product sales and began receiving minimum royalty payments in 2002.

Merit initiated its U.S. market launch of a safety angiographic needle based upon our proprietary safety needle technology in November 2002. Merit designed and developed the product, and is marketing it under the Majestik™ Shielded Needle brand name. After using the introducer needle, the clinician presses a button to mechanically extend a safety shield over the needle. After the safety device is locked around the needle, the entire unit is then discarded into an approved sharps container. The Majestik™ Shielded Needle competes in the estimated $17 million U.S. angiographic introducer needle market.

Med-Design licensed to Enpath Medical, Inc. (“Enpath”) a safety Seldinger device, initially for venous access and subsequently for arterial access, utilizing our retraction technology. Enpath manufactures and markets this product line under its own label on a non-exclusive basis and makes royalty payments to SHPI based upon net sales of the licensed product technology. Royalties from this product declined significantly in 2005, as Enpath’s major customer began using a non-safety Seldinger introducer needle. In September 2001, Med-Design entered into an Addendum (“the Addendum”) to the development and licensing agreement with Enpath. The Addendum granted Enpath an exclusive license to manufacture and market Med-Design’s Safety Seldinger Introducer Needle in the arterial access market. Under the terms of the Addendum, Med-Design received an initial payment of $2,000,000, $1,000,000 of which was paid in 68,027 shares of Enpath common stock valued at the closing price on the date Med-Design entered into the Addendum and $1,000,000 of which was paid in cash on October 15, 2001. In addition, Med-Design is entitled to receive royalties of 20% of net sales of the product, which royalty rate may be reduced to 17% if certain sales volumes are met. The agreement is in effect for the remaining life of the underlying patents. In December 2004, Med-Design entered into Addendum Number Two to the development and licensing agreement with Enpath to eliminate the minimum purchase amount required for Enpath to maintain exclusivity under the development and licensing agreement. Future royalties from this product are expected to continue to decrease.

Safety Long Specialty Needles

We have a program underway for developing safety long specialty needles based upon our SecureLoc™ platform technology. These needles are used across a wide range of medical disciplines, including anesthesiology, oncology, radiology, urology, and cardiology. Markets of interest include epidural, spinal, introducer needles, soft tissue and bone biopsy needles, and others.

Due to their length, these specialty needles present unique challenges for developing an effective safety system that does not interfere with clinical technique. We believe that our SecureLoc™ technology effectively addresses these challenges. SecureLoc™ is an integral safety needle device that automatically senses the end of the needle as it advances down the needle shaft and instantly locks out to fully encapsulate the needle tip. The SecureLoc™ safety device is unobtrusive and does not interfere with clinical technique. This innovative technology is designed to work on virtually any gauge or length of needle, and addresses several categories without a currently available safety solution. We have developed an intellectual property portfolio for this technology, with U.S. and foreign patents issued or pending.

We are developing multiple product applications of SecureLoc™, and launched our first commercial product based upon this technology, SecureLoc™ Safety Introducer Needle, into the U.S. market in December 2005. We have product agreements in place pertaining to four additional product lines based upon our SecureLoc™ platform technology.

In August 2003, we entered into a License Agreement (the “BD Agreement”) with BD relating to the manufacture and marketing of safety-engineered spinal and epidural needles and certain other specialty needles sold by BD. Under the terms of the agreement, we will receive reimbursement for certain research and development expenses, payments related to the achievement of certain regulatory and commercialization milestones, and on-going royalty payments on all product sales. Products subject to this agreement will compete in the estimated $200 million U.S. spinal and epidural needle market.

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

In December 2005, we entered into a non-exclusive License Agreement (the “Agreement”) with an undisclosed multinational medical products company relating to the manufacture and marketing of safety peripheral IV catheter devices (the “Technology”). The Agreement provides for us to receive $500,000 upon execution of the Agreement, $250,000 upon the issuance of the first patent relating to the Technology, $250,000 upon the first date that commercial sale of product incorporating the Technology, and on-going royalty payments based on net sales of product incorporating the Technology.

In April 2006, we entered into a Development, Distribution and Supply Agreement with Bard. The Agreement provides for (i) Bard to provide funding for the development of a safety percutaneous endoscopic gastrostomy (“PEG”) introducer needle that meets Bard’s requirements (the “Safety PEG Product”), (ii) Bard to receive the right to distribute the Safety PEG Product worldwide for use in applications, and (iii) SHPI to manufacture, package and supply Bard with the Safety PEG Product. The Agreement has a term of five years, subject to automatic renewal for successive one-year terms unless terminated by either party on 180 days notice prior to the expiration of the then effective term.

Safety Introducer Needles

Introducer needles are an important component in sterile procedure kits and trays used in the fields of interventional cardiology, interventional radiology, and for general vascular access. Introducer needles are estimated to represent a $29 million U.S. market. SecureLoc™ Safety Introducer Needle is our safety entry into this growing market. We believe that the SecureLoc™ Safety Introducer Needle offers several compelling features and benefits to the end user, including:

•	an integral safety mechanism to reduce the risk of accidental needlesticks,
•	the ability to activate the safety device over a guidewire,
•	specially lubricated needles to minimize needle penetration forces,
•	a funneled hub for smooth guidewire introduction, and
•	an ergonomic handle to facilitate grip, stability and needle control during procedure.

We received 510(k) clearance from the FDA for SecureLoc™ Safety Introducer Needle in February 2005, and initiated our U.S. market launch of the product line under our SHPI label in December 2005. We are providing SecureLoc™ Safety Introducer Needle to OEM customers on a bulk, non-sterile basis for inclusion in procedural kits and trays primarily in the fields of cardiology, radiology, and general vascular access. We also supply the SecureLoc™ product to OEM customers on an individually packaged single, sterile basis.

In October 2005, we entered into a non-exclusive Distribution Agreement (the “2nd Merit Agreement”) with Merit relating to the OEM supply of SecureLoc™ Safety Introducer Needle. In May 2006, we entered into a non-exclusive Distribution Agreement with ICU Medical for OEM supply of SecureLoc™ Safety Introducer Needle. In addition to Merit and ICU, we supply SecureLoc™ to several other corporate customers on a purchase order basis. We continue to be engaged in discussions with other large potential OEM customers for the supply and distribution of the SecureLoc™ Safety Introducer Needle.

Industry

Market

The healthcare industry is a large and growing industry. Healthcare worker safety is and will remain a high priority, high profile issue. Healthcare workers in the U.S. use approximately six billion needles each year and suffer an estimated 800,000 injuries from accidental needlesticks and other sharps annually. Diseases that can be acquired from such accidents include HIV/AIDS, HBV, HCV, diphtheria, gonorrhea, typhus, herpes simplex virus, malaria, syphilis and tuberculosis. We believe that recent federal and state legislation in conjunction with increased awareness of these statistics will spur significant growth in the safety needle and syringe market, as sales are converted from the traditional disposable needle and syringe market. The current U.S. market for disposable medical needles is estimated to be in excess of $1.5 billion and growing.

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

It is estimated that at least 1,000 healthcare workers annually contract serious, potentially life-threatening infections from accidental needlestick and sharps injuries in the U.S. Estimates also suggest that safety needle devices may prevent more than 80% of all needlestick injuries. Testing and treatment of needlestick injuries costs the U.S. healthcare system between $750 million and $1 billion each year. The average cost of treating a needlestick injury not resulting in the transmission of a disease is between $450 and $800 per incident, which only considers the direct costs associated with HBV, HCV and HIV screens and employee lost time. According to the American Hospital Association, a single case of serious blood-borne pathogen infection can cost more than $1 million in expenses for follow-up testing, lost work time and disability payments. Even if no infection occurs as a result of the injury, the average cost of treating a high-risk exposure is estimated to be about $3,000 per needlestick. According to the Centers for Disease Control and Prevention (the “CDC”), the 1998 infection rate following a single needlestick injury with a contaminated needle or other sharp was between 6% and 30% for HBV, 0.5% and 2% for HCV, and about 0.3% for HIV. 85% of the healthcare workers infected with HCV become chronic carriers of the virus. Treatment of HCV is very expensive, averaging $1,700 per month. Treatment for HIV is also expensive, with costs averaging up to $6,000 per month. Accidental needlesticks are the cause of 86% of all occupationally acquired cases of HIV/AIDS.

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

Legislative Response

National safety regulations have enhanced the demand for safety medical devices. The U.S. Needlestick Safety and Prevention Act was signed into federal law in November 2000, and became effective in April 2001. Twenty-six U.S. states have passed safety legislation requiring the use of safety needle products. OSHA also issued a national directive in November 1999 requiring use of safety medical devices, and then revised the order in November of 2000 to comply with the Needlestick Safety and Prevention Act. This order requires healthcare employers to review new safety products and mandates their use. Various government agencies now monitor hospitals and clinics for compliance. We believe these developments will positively affect market potential for our products.

Our Strategy

Our mission is to be a leading developer, manufacturer and marketer of disposable medical devices for clinician and patient safety. We are seeking to accomplish this objective by capturing significant market share of targeted product segments, broadening existing product lines, developing new products, and seeking additional market opportunities through merger and acquisition activities.

Our business model is primarily to enter into licensing, OEM supply, or distribution agreements for our products, rather than engage in direct sales of products to end-users on our own. OEM supply to corporate customers and sale of our own branded products through distributors are our preferred business relationships for targeted specialty products that can be manufactured efficiently on semi-automated manufacturing lines without a large capital investment. Targeted specialty products typically represent lower volume, higher margin opportunities in niche markets. We pursue out-licensing arrangements for high volume, typically lower margin; product opportunities that would require a tremendous capital investment to develop high speed automated manufacturing equipment or would require competition with dominant multinational companies.

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

For products that we market under our own SHPI label, such as LiftLoc® and MiniLoc® Safety Infusion Sets, SafeStep® Huber Needle Set, and SecureLoc™ Safety Introducer Needle, we have established a small, yet highly experienced, sales and marketing group to manage our distributors and support their efforts in the field . This support includes development and supply of marketing materials, active lead generation through participation in trade shows, outbound telemarketing and sales presentations, in-service participation and customer service support.

Manufacturing

Products being developed under OEM supply or distribution agreements are manufactured under our authority and supervision by a qualified contract manufacturer headquartered in Vista, California, with FDA and ISO compliant assembly facilities in Tijuana, Mexico. In 2002, we began producing our LiftLoc® Safety Infusion Set at our contract manufacturer. We began producing our MiniLoc® Safety Infusion Set and SecureLoc™ Safety Introducer Needle product lines at this same facility in the second half of 2005. In June of 2006 we began producing the SafeStep® Huber Needle Set. In the second quarter of 2006, we began producing conventional bone marrow biopsy needles for Tyco Healthcare and PowerLoc® Safety Infusion Set for Bard Access Systems on an exclusive private label basis. Products subject to licensing agreements are manufactured by our corporate partners. The materials used to produce our products are generally widely available. We do not anticipate difficulty in obtaining such materials.

We are certified to ISO 9001:2000 and ISO 13485:2003 international quality systems standards by our registrar, DQS. Certification to these international quality systems standards allows us to apply for CE Marking required for product distribution in Europe and to seek product registrations for our manufactured products in other international markets. We have also been certified to CMDCAS (“Canadian Medical Device Conformity Assessment System”), which allows us to market our manufactured products in Canada.

Patents and Proprietary Rights

Our policy is to seek patent protection for all developments, inventions and improvements that are patentable and which have potential value to us and to protect as trade secrets other confidential and proprietary information. We intend to vigorously defend our intellectual property rights to the extent our resources permit.

We have numerous safety needle technologies covered by issued or pending U.S. patents, with corresponding foreign filings. The patents referred to above first begin to expire in 2008.

We are not aware of any patent infringement claims against us directly. In December 2002, BD filed a lawsuit against Tyco Healthcare Group LP (“Tyco Healthcare”), asserting that the Monoject Magellan™ safety needle and safety blood collector products infringe a BD patent. See Item 3. “Legal Proceedings.” for a description of this litigation.

Research and Development

We have devoted a substantial portion of our efforts to designing and developing healthcare products. To date, research and development expenditures have resulted in our ownership of, or right to, numerous patents and patent applications worldwide. We spent $3,327,815 in 2006 (excluding $458,507 of amortization of deferred compensation) and $2,942,687 in 2005 (excluding $435,329 of amortization of deferred compensation) on research and development activities. Customer sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques for which we earned revenues were $590,741 in 2006 and $1,111,906 in 2005. We plan to continue research and development on our current products under development and new products. There is no assurance that our ongoing research and development activities will prove effective.

Government Regulation

Product Approvals

We are regulated by the FDA, pursuant to various statutes, including the Federal Food, Drug and Cosmetic (“FD&C”) Act, as amended and supplemented by the Medical Device Amendments of 1976 (the “1976 Amendments”) and other related medical device legislatively enacted statutes. Although our focus in the past has been on the design and development of devices, we anticipate that as we engage in more OEM manufacturing, we will become increasingly active in pursuing regulatory approvals. We have received FDA clearance for our LiftLoc® Safety Infusion Set, MiniLoc® Safety Infusion Set, SecureLocTM Safety Introducer Needle and SafeStep®

Huber Needle Set. In addition, our strategic partners have received FDA clearances for Monoject MagellanTM Safety Syringe Needle, Monoject MagellanTM Safety Blood Collection Device, LuproLocTM Pre-filled Syringe Safety Needle, MajestikTM Shielded Angiographic Needle, and Bone Biopsy Needles. We plan to submit additional 510(k) applications for disposable medical devices based in the future.

Pursuant to the 1976 Amendments, the FDA classifies medical devices intended for use with humans into three classes, Class I, Class II and Class III. The controls applied to the different classifications are those the FDA believes are necessary to provide reasonable assurance that a device is safe and effective. Many Class I devices have been exempted from pre-market notification requirements by the FDA. These products can be adequately regulated by the same types of controls the FDA has used on devices since the passage of the FD&C Act in 1938. These “general controls” include provisions related to labeling, producer registration, defect notification, records and reports and good manufacturing practices (“GMP”). The GMP regulation was replaced in1996 by Quality System Regulation (“QSR”). QSRs include implementation of quality assurance programs, formalized product development procedures, written manufacturing specifications and processing procedures, written distribution procedures and record keeping requirements. Class II devices are products for which the general controls of Class I devices are deemed not sufficient to assure the safety and effectiveness of the device and thus require special controls. Special controls for Class II devices include performance standards, post-market surveillance, patient registries and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. None of our currently proposed products are believed to be to be Class III products. The FDA has further established three tiers or levels of scientific review - Tier 1, Tier 2, and Tier 3 within each class. Submissions for Tier 1 devices receive limited review while submissions for Tier 2 and 3 devices receive more comprehensive reviews.

Section 510(k) of the FD&C Act requires individuals or companies manufacturing medical devices intended for use with humans to file a notice with the FDA at least 90 days before introducing a product not exempted from notification requirements into the marketplace. The notice [a “510(k) Notification”] must state the class in which the device is classified and the actions taken to comply with performance standards or pre-market approval which may be needed if the device is a Class III device. If a company states the device is unclassified, it must explain the basis for that determination.

In some cases obtaining pre-market approval for Class III devices can take several years. Product clearance pursuant to a 510(k) Notification can be obtained in much less time. The average time for 510(k) clearance for safety devices is currently 90 days. In general, clearance of a 510(k) Notification for a Class II device may be obtained if an applicant can establish that the new device is “substantially equivalent” to another device of that Class already on the market. This requires the new device to have the same intended use as a legally marketed predicate device and have similar technological characteristics as the predicate device. If the technological characteristics are different, the new device can still be found to be “substantially equivalent” if information submitted by the applicant (including clinical data if requested) supports a finding that the new device is as safe and effective and does not raise questions of safety or efficacy that are different from the predicate device.

Our current products are categorized as Class II devices. We expect our safety medical needle products to be categorized as Class II devices. We also expect that these products will not require pre-market approval applications, but will be eligible for marketing clearance through the 510(k) Notification procedure based upon their substantial equivalence to previously marketed devices.

Although the 510(k) Notification clearance process is ordinarily simpler and faster than the pre-market approval application process, there can be no assurance that we will obtain 510(k) Notification clearance to market our future products, that our products will be classified as set forth above, or that, in order to obtain 510(k) Notification clearance, we will not be required to submit additional data or meet additional FDA requirements which could substantially delay new product sales and add to our expenses. Moreover, any 510(k) Notification clearance, if obtained, may be subject to conditions on the marketing or manufacturing of the related products, which could impede our ability to market or manufacture such products.

In addition to the requirements described above, the FD&C Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices that they distribute commercially. The FD&C Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with QSRs. QSRs require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing, and quality control. The FDA’s Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA further requires that certain medical devices not cleared with the FDA for marketing in the U.S. meet specific requirements before they are exported. We are registered as a manufacturer with the FDA.

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

In addition to the laws and regulations described above, we are subject to government regulations applicable to all businesses, including, among others, regulations related to occupational health and safety, workers’ benefits and environmental protection.

Safety Product Mandates

Safety regulations and legislation have also increased the demand for and exposure of safety medical devices. The Needlestick Safety and Prevention Act became effective in April 2001 and orders specific revisions to OSHA’s blood-borne pathogens standard. This legislation requires healthcare employers to review new safety products and mandates their use by employees. The revised standard directs all healthcare facilities and employers to select safety needle devices as they become available.

Twenty-six U.S. states have passed safety legislation requiring use of safety needle products. OSHA also issued a national directive in November 1999 requiring use of safety medical devices. In November 2000, the CDC and OSHA issued safety alerts urging healthcare workers to use safety devices having engineered controls. President Clinton signed the U.S. Needlestick Safety and Prevention Act--HR 5178 and SR 3067--into law Nov 6, 2000.

Foreign Regulation

Distribution and sales of our products in countries other than the U.S. are subject to regulations in those countries. In December of 2003, we received certification to ISO 9001:2000 and ISO 13485:2003 international quality systems standards. Following ISO certification, we were granted a CE Mark for our LiftLoc® Safety Infusion Set, MiniLoc® Safety Infusion Set, and SecureLoc™ Safety Introducer Needle product lines. The granting of the CE mark enables us to distribute products in Europe and to seek product registrations in other international markets. We have also been certified to CMDCAS (“Canadian Medical Device Conformity Assessment System”), which certification allows us to market products in Canada.

Competition

The healthcare products market is highly competitive. Many of our competitors are substantially larger than we are, have longer operating histories, have established channels of distribution and may be more effective at competing than we are. We depend upon our indirect channels of distribution and our licensees, some of whom are our competitors for other products, in marketing and distributing our products. Our major competitors are identified below.

Competitors

The leading suppliers of syringe needles and syringes with needles are BD and Kendall. Terumo Medical Corporation (“Terumo”) holds a minor U.S. market share. B. Braun Medical (“B. Braun”) is a leader in Europe and Asia, while Terumo is a leader in Japan and the Pacific Rim. In addition to the major companies mentioned above, other developers of safety medical needles include ICU Medical, Inc., Retractable Technologies, Inc., Medisys Technologies, Inc., and Smiths Medical.

Competitive suppliers of safety Huber needle products with an integral safety feature or mechanism include Smiths Medical, Bard Access Systems, AngioDynamics and B. Braun.

Leading suppliers in the blood collection (phlebotomy) needle market are BD, Kendall and Terumo.

The specialty needle market includes a wide variety of needles including Huber, spinal, epidural, biopsy, dental, dialysis, plasma aphaeresis, blood donor collection sets, guidewire introducer, PICC introducer, Veress and ophthalmic needles. Numerous companies compete within the various markets associated with each of these needles. These companies include Cardinal Health, AngioDynamics, Arrow, Bard, B. Braun, Kendall, Cook, Inc., BD, Boston Scientific, ICU Medical, Inc., Merit, Medtronic, Manan Medical Products, Hart Enterprises, Baxter International, Inc., Johnson & Johnson, Enpath, Needle Tech, Terumo, Daum, U.S. Biopsy, Kimberly Clark Corporation, and Abbott Laboratories.

Our Competitive Advantages

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

Seasonality of Business

With the exception of the Integra™ syringe, which typically experiences a spike in sales during the flu vaccination period (the second half of our fiscal year), sales of our products are not subject to significant seasonal variations.

Backlog

There is no backlog of unfilled orders for our products.

Employees

As of March 6, 2007, we employed 31 people, 13 of whom are engineers. All but five of our employees are actively engaged in our research, product development, or sales and marketing efforts.

Our employees are not represented by any labor union, and we believe our relations with employees are good.

Item 2. Description of Property

Our principal offices are located at 585 West 500 South, Bountiful, Utah, under the terms of a lease with an unaffiliated lessor, which expires on December 31, 2008, at which time the lease shall continue in full force and effect indefinitely subject to our right to terminate upon providing three months notice after September 1, 2008. The offices and laboratories comprise 15,574 square feet of space. Our primary use of the space is for offices. However, our facility also includes designated laboratory space for the development and testing of product prototypes, and a dedicated machine shop to support our product development activities. In addition, we have 3,226 square feet of warehouse space in an adjacent building located at 557 West 600 South, Bountiful, Utah, under the terms of a lease with an unaffiliated lessor, which expires on December 31, 2007, at which time we have the right to extend the lease term for an additional two years from the end of the lease term in one year increments. We believe that our current office and warehouse space will be adequate to meet the needs of current and expected growth for the foreseeable future. We may, however, require additional warehousing or manufacturing facilities in the future depending upon the volume of products sold and the manufacturing arrangements we develop.

In October 2006, MDC Research Ltd. (“MDC”), a subsidiary of Specialized Health Products International, Inc., and Moen Development entered into a Lease Cancellation Agreement (the “Agreement”) whereby a lease related to commercial offices leased by MDC in Ventura, California was terminated. Under the Agreement, we were obligated to pay for certain utilities through January 31, 2007, make certain improvements to the premises, maintain insurance relating to the premises through January 31, 2007, pay our proportional share of property taxes from July 1, 2006 though January 31, 2007 which are estimated to be $10,801 and pay a base rent differential of $158,321. We also made warranties relating to the condition of the premises. In June 2006, MDC’s California operations were consolidated into our Bountiful, Utah facilities. MDC was paying approximately $22,000 per month in connection with this lease and related expenses prior to the effective date of the Agreement. The terminated lease had an expiration date of October 2008. We anticipate that the lease termination arrangements will provide cost savings of approximately $300,000. It is possible that the lease termination will result in a reduction of the purchase price determined for the transaction, with the savings resulting from the lease termination reducing the liabilities assumed, with an equal offsetting reduction being made to the goodwill arising from the purchase price valuation. However, at this time, we expect to incur additional expenses related to the lease termination and therefore no purchase price adjustment has been made. We expect to know the actual liabilities assumed in the merger during the second quarter of 2007 and will adjust the purchase price valuation, if necessary, at that time.

Item 3. Legal Proceedings

In December 2002, Becton Dickinson (“BD”) filed a lawsuit against Tyco Healthcare in the United States Court of the District of Delaware, asserting that Tyco Healthcare’s Monoject MagellanTM safety needle and blood collector products infringe upon BD’s U.S. Patent No. 5,348,544. Following trial, on October 26, 2004, the jury returned a verdict finding that Tyco Healthcare willfully infringed BD’s patent and awarded BD $4 million in lost profits damages and reasonable royalty damages. In post-trial proceedings, Tyco Healthcare filed motions for judgment as a matter of law, or, alternatively, for a new trial. BD filed a post-trial motion for enhanced damages, attorneys’ fees, pre-judgment interest and post judgment interest, and a motion for a permanent injunction. On March 31, 2006, the trial court issued a Memorandum and Order on the parties’ post-trial motions: (1) denying Tyco Healthcare’s motion for judgment as a matter of law; (2) granting Tyco Healthcare’s motion for a new trial on the issue of infringement; and (3) denying BD’s motion for enhanced damages, attorneys’ fees, pre-judgment interest and post judgment interest, and permanent injunction. The new trial in this case has been scheduled for November 27, 2007. Tyco Healthcare intends to defend this action vigorously. We are not a party to the patent infringement lawsuit.

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

Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, we recorded a liability of approximately $1,300,000 at December 31, 2003, which amount was our estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI through 2005. During the twelve months periods ended September 30, 2004 and 2005, Tyco Healthcare withheld fifty percent of royalty payments due, which amounts totaling $1,000,000 have been offset against the accrual. Based on information obtained during the fourth quarter of 2005, we anticipate the litigation will continue at least through 2007. Accordingly, we recorded an additional liability of $1,095,200, which amount was our estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI during 2006 and 2007. As of December 31, 2006, there remained $911,377 of the accrued liability which represents our estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare will withhold against future royalties due SHPI. In the event litigation continues beyond 2007, or if Tyco Healthcare ultimately loses the case on appeal, additional liabilities may accrue. Moreover, if Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan(TM) safety products in their current form.

Additional litigation to enforce patents, to protect proprietary information, or to defend us against alleged infringement of the rights of others may occur. Such litigation would be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Dividend Policy

To date, we have not paid dividends on our common stock. The payment of dividends on our common stock, if any, is at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial condition, and other relevant factors. See Item 6. “Management’s Discussion and Analysis or Plan of Operation.” We do not intend to declare any dividends in the foreseeable future, but instead intend to retain all earnings, if any, for use in our operations.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Share Price History

Our common stock is traded in the over-the-counter market in what is commonly referred to as the “Electronic” or “OTC Bulletin Board” or the “OTCBB” under the trading symbol “SHPI.” The following table sets forth the high and low bid information of our common stock for the periods indicated. The price information contained in the table was obtained from Reuters. Note that the over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and that the quotations may not necessarily represent actual transactions in the common stock.

Quarter Ended	High	Low
2005
March 31	$1.12	$0.60
June 30	$0.77	$0.55
September 30	$0.70	$0.55
December 31	$0.65	$0.42
2006
March 31	$0.60	$0.43
June 30	$0.52	$0.37
September 30	$0.70	$0.36
December 31	$0.72	$0.59

Holders of Record

At March 6, 2007, there were approximately 418 holders of record of our common stock. The number of holders of record was calculated by reference to our stock transfer agent’s books.

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

Issuance of Securities

None.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

We design, develop, manufacture and market proprietary disposable medical devices for clinician and patient safety. Our innovative safety devices are designed to maximize the efficiency and quality of healthcare, while minimizing the risk of accidental needlesticks, which are a leading occupational cause of the spread of blood-borne diseases such as HIV/AIDS and the hepatitis B and C viruses. We have developed multiple safety needle products based upon a broad intellectual property portfolio that applies to virtually all medical needles used today. We manufacture and market certain products, including LiftLoc® and MiniLoc® Safety Infusion Sets, SafeStep® Huber Needle Set and SecureLocTM Safety Introducer Needle, under our own label. We license or supply other products on an OEM basis to leading manufacturers and marketers in the disposable medical products industry. In June 2006, we merged with The Med-Design Corporation, another leading technology provider in the safety medical needle industry.

Years Ended December 31, 2006 and 2005

Revenue:	2006	2005	Change	% Change
Product sales	$9,593,615	$3,680,505	$5,913,110	161%
Product royalties	2,887,997	1,883,195	1,004,802	53%
Technology fees and licensing revenue	196,668	305,938	(109,270)	(36%)
Development fees and related services	590,741	1,111,906	(521,165)	(47%)

Total revenue	13,269,021	6,981,544	6,287,477	90%

Cost of revenue	4,799,619	2,080,659	2,718,960	131%

Gross profit	$8,469,402	$4,900,885	$3,568,517	73%

Revenue

During the year ended December 31, 2006, we had total revenues of $13,269,021 compared to total revenues of $6,981,544 for the year ended December 31, 2005, representing an increase of $6,287,477 or 90%. The increase in revenue is attributable to increases in product sales and royalties.

Product Sales

During 2006, we recognized $9,593,615 in product sales compared to $3,680,505 in 2005. The significant increase in product sales in 2006 reflects increased marketplace acceptance of our safety products and the addition of $1,948,932 in SafeStep® Huber Needle Set net sales from the June 2, 2006 merger date with Med-Design through the end of the year.

Product Royalties

In 2006, we recognized $2,887,997 in product royalties, compared to $1,883,195 in 2005. Product royalties in 2006 increased by $1,004,802, due primarily to the royalties received from the Med-Design license agreements, which we acquired in conjunction with our acquisition of Med-Design.

Technology fees and licensing revenue

In 2006, we recognized $196,668 in technology fees and licensing revenues, compared to $305,938 in 2005. This decrease is due to the fact that upfront licensing fees from Tyco were fully amortized in May 2005.

Development Fees and Related Services Revenue

In 2006, we recognized $590,741 in development fees and related services revenue compared to $1,111,906 in 2005. The decrease in development fees and related services in 2006 as compared to 2005 reflects the maturing of the bone biopsy and PEG introducer projects.

Cost of Revenue

Cost of revenues in 2006 was $4,799,619 compared to $2,080,659 in 2005. This increase reflects a shift in revenue mix as the Company’s business model matures, with manufactured product sales representing a significantly higher proportion of total revenue in 2006, as well as the reduction in high margin licensing fee revenue as upfront payments from earlier licensing agreements became fully amortized. In 2006, product sales represented 72% of total revenue, compared to 53% in FY2005.

Gross Profit

Our gross profit in 2006 was $8,469,402, representing a 64% gross profit margin. Cost of revenues in 2005 was $2,080,659. Our gross profit in 2005 was $4,900,885, representing a 70% gross profit margin. The reduction in gross margin in 2006 relates to a shift in revenue mix, with product sales revenue representing a significantly larger share of total revenue in 2006, and license revenue related to the amortization of upfront payments from our earlier license agreements becoming fully amortized in mid-2005. Product sales carry lower margins than license fees and royalty revenue. Product sales represented 72% of our total revenue in 2006 compared to 53% of total revenue in 2005.

Operating Expenses

Operating Expenses:	2006	2005	Change	% Change
Research and development (2006 and 2005 totals exclude stock based compensation expense of $458,507 and $435,329, respectively)	$3,327,815	$2,942,687	$385,128	13%
Sales and marketing (2006 and 2005 totals exclude stock based compensation expense of $28,472 and $19,081, respectively)	1,455,878	985,155	470,723	48%
General and administrative (2006 and 2005 totals exclude stock based compensation expense of $892,642 and $842,026, respectively)	1,953,593	1,291,743	661,850	51%
Stock based compensation Expense	1,379,621	1,296,435	83,186	6%
Patent litigation expense	—	1,095,200	(1,095,200)	(100%)

Total operating expense	$8,116,907	$7,611,220	$505,687	7%

Total Operating Expenses

Total operating expenses increased by $505,687 or 7% from fiscal year 2005 to 2006. The increase in operating expense is related to additional expenses related to our June 2006 merger with Med-Design and increased operating infrastructure required to meet the growing demand for our products offset by no additional patent litigation expense in 2006.

Research and Development Expenses

Research and development (“R&D”) expenses in 2006 were $3,327,815 (excluding $458,507 of amortization of stock based compensation) compared to $2,942,687 (excluding $435,329 of amortization of stock based compensation) in 2005, representing an increase of $385,128 or 13%. This increase was primarily due to the hiring of additional personnel to commercialize our late-stage development products and to advance the development of our pipeline products.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses in 2006 were $1,455,878 (excluding $28,472 of amortization of stock based compensation), compared to $985,155 (excluding $19,081 of amortization of stock based compensation) in 2005, an increase of $470,723 or 48%. Additional sales and marketing personnel and related expenses were added to support the additional manufactured products acquired in the Med-Design merger and increase support for our existing products.

General and Administrative Expenses

General and administrative (“G&A”) expenses in 2006 were $1,953,593 (excluding $892,642 of amortization of stock based compensation) compared to $1,291,743 (excluding $842,026 of amortization of stock based compensation) in 2005, an increase of $661,850 or 51%. Amortization of the directors and officers insurance policy purchased by Med-Design at the merger date, and the hiring of a Chief Financial Officer account for the majority of the increase.

Stock-Based Compensation Expense

On September 15, 2004, the 2004 Stock Incentive Plan (“Stock Plan”) was approved by the Board of Directors and became effective on that date, subject to the Stock Plan being approved by the stockholders within six months after that date. The Stock Plan provides that 6,000,000 shares of our authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan. On October 19, 2004, a special meeting of stockholders was held, at which time the stockholders approved the Stock Plan. The Stock Plan allows the Company, under the direction of the Compensation Committee, to make broad-based grants of restricted stock and stock units, any of which may or may not require the satisfaction of performance objectives, to employees and non-employee directors. The purpose of these stock awards is to attract and retain talented employees and further align employee and stockholder interests. The Board approved and recommended the Stock Plan after consultation with a nationally recognized compensation consulting firm that was retained by the Company. The Stock Plan provides an essential component of the total compensation package offered to employees, reflecting the importance that we place on motivating and rewarding superior results with long-term, performance-based incentives. Under the Stock Plan, current directors and employees holding stock option grants were given the election of retaining those stock option grants or surrendering them for grants of common stock. This resulted in the surrender of 5,738,190 stock options in exchange for the issuance of 3,375,397 shares of common stock. The stock issuance resulted in a non-cash charge of $3,825,521, which is being expensed ratably over the three-year vesting period of the stock grants. In February 2005, the Board of Directors approved the grant of 147,500 shares of restricted common stock to certain employees, resulting in a non-cash charge of $94,400, which is being expensed ratably over the three-year vesting period. In March and August 2006, the Board of Directors approved the grant of an aggregate 1,149,974 shares of restricted common stock to certain employees and directors, resulting in total non-cash charges of $527,989, which will be expensed ratably over the three-year vesting period. The total charges to expense for the years ended December 31, 2006 and 2005 relating to these stock grants were $1,379,621 and $1,296,436, respectively.

Patent Litigation Expense

During the fourth quarter of 2005, we recorded a liability of $1,095,200, which amount is our estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI for 2006 and 2007. As of December 31, 2006, there remained $911,377 of the accrued liability which represents our estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI. See Item 3, “Legal Proceedings.”

Other Income

Other income was $32,712 in 2006 compared to other expense of $48,386 in 2005. This change was due primarily to interest income of $180,440 received from invested funds acquired in the Med-Design merger, offset by $91,745 in amortization of deferred finance costs and $52,603 in interest expense primarily related to the borrowings from Galen Partners.

Income Tax Expense

We did not recognize any income tax expense for the year ended December 31, 2006, or any income tax benefit from our losses for the year ended December 31, 2005. At December 31, 2006, we had total net operating losses (“NOL’s”) of $86,900,407 and research and experimentation tax credits of $1,586,782 that can be carried forward to future years. As defined in Section 382 of the Internal Revenue Code, the Company has undergone a greater than 50 percent ownership change as a result of the financing initiatives taken in 2001 and 2002. Consequently, there are limitations on the amount of the Company’s NOL’s that may be utilized to offset future taxable income in any one year. In addition, approximately $61,500,000 of the above NOL’s were acquired in the Med-Design merger. This portion of the NOL is subject to an annual limitation of approximately $79,000 under Internal Revenue Code Section 382, and consequently, approximately $60,000,000 will expire prior to utilization. In addition, Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, requires that as the Company realizes a tax benefit from the Med-Design NOLs, that any benefit shall first, be applied against and reduce to zero, goodwill related to the acquisition, and second, reduce to zero other noncurrent assets related to the acquisition and third, reduce income tax expense. See Note 10 in the Consolidated Financial Statements. Our ability to realize the benefit of these NOL’s and tax credits will depend on the generation of future taxable income through profitable operations.

Net Income

Our net income in 2006 was $385,207 compared to a net loss of $2,758,721 in 2005, representing an increase of $3,143,928. Our basic and diluted net income per share for the year ended December 31, 2006 was $0.01 per share. This compares to a net loss per share of ($0.07) for the year ended December 31, 2005.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of equity securities, the sale of products, technology and patents, advanced royalties, development fees, technology and license fees and proceeds from the sale of common stock. We used net cash for operating activities of $145,669 during 2006, compared to net cash used of $411,385 during 2005, representing a decrease of $265,716, or 65%. The decrease was primarily attributable to an increase in net income offset by increases in prepaid expenses and inventories, related to the dramatic growth of our manufactured product sales and payments for accrued liabilities. During 2006, $753,672 was used for the purchase of intangible assets and property and equipment, compared to $541,918 during 2005. Property, plant and equipment purchases in 2006 and 2005 related primarily to molds and assembly equipment for our manufactured products. During 2005, we capitalized $430,997 in acquisition costs related to the merger with Med-Design, which was included in the purchase price allocation in 2006 upon completion of the merger transaction. See Note 3 in the Consolidated Financial Statements.

During 2006, net cash of $1,000,000 was used to retire the Galen note (see further discussion of the Galen note in Item 12 Certain Relationships and Related Transactions, and Director Independence). During 2005, net cash of $519,596 was provided from proceeds from the Galen note and by the sale of stock through the SHPI 401(k) Plan.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new products and the level of sales of our current products. As of December 31, 2006, we had accounts payable and accrued liabilities totaling $3,053,872. We also had a current portion of accrued patent litigation expense of $911,376 and current deferred revenue of $196,668, neither of which will require the use of cash. At December 31, 2006, we had cash and cash equivalents of $2,281,680 and available-for-sale securities of $4,275,375. We also maintain a $1,500,000 revolving line of credit with Silicon Valley Bank under which borrowings are collateralized by substantially all of the assets of the Company. Available borrowings are based primarily on outstanding accounts receivable. As of December 31, 2006, there was no outstanding balance on the revolving line of credit with Silicon Valley Bank.

We believe that existing cash and cash equivalents, along with cash generated from the collection of accounts receivable, the sale of products, development fees and royalties, and available borrowings under our credit line will be sufficient to meet our cash requirements during the next twelve months. However, there can be no assurance that we will not make an acquisition or encounter unforeseen difficulties that may deplete our resources more rapidly than anticipated. Any efforts to seek additional funding could be done through equity, debt or other external financing; however there is no assurance that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, our business and financial condition may be adversely affected.

As of March 6, 2007, we have outstanding stock options that are exercisable for 28,000 shares of common stock at exercise prices ranging from $1.00 to $1.19 per share and issued warrants that are exercisable for 120,000 shares of common stock at an exercise price of $0.02 and issued warrants that are exercisable for 2,906,846 shares of common stock at exercise prices ranging from $4.79 to $11.23 per share. All of the stock options are out of the money and all but 120,000 of the warrants are out of the money. There can be no assurance that any of the stock options or warrants will be exercised.

Financial Position

We had $2,281,680 in cash and cash equivalents and $4,275,357 of available-for-sale securities as of December 31, 2006, an increase of $1,574,458 and $4,275,357 respectively, from December 31, 2005. Working capital as of December 31, 2006 was $7,472,966 as compared to $798,722 at December 31, 2005. These increases were primarily due to the net cash, available-for-sale securities and current assets received in the Med-Design merger.

Product Agreements

LICENSE AGREEMENTS

SHPI License Agreements:

Kendall

In November 1999, we entered into a Development and License Agreement with The Kendall Company, a division of Tyco Healthcare Group LP, relating to the production of a line of safety medical needle products, including six syringe products and five other safety needle products. The Kendall Agreement became effective in March 2000. In April 2000, we received $1,464,956 under the Kendall Agreement. We received an additional $1,000,000 in November 2002 in exchange for assigning to Kendall the FlexLoc® and ReLoc™ trademarks and two related U.S. patents and their progeny for a technology. Both of these payments are being recognized ratably over the estimated five-year life of the Kendall Agreement. The assignment of the patent rights to Kendall provides for the Company’s retention of an exclusive, royalty-free license in a number of strategic product areas. The Kendall Agreement also provides for us to receive development fees and ongoing royalties, including a $500,000 advance royalty payment that was also received in November 2002.

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

TAP Pharmaceutical Products

In July 2002, we entered into a Development and License Agreement with TAP Pharmaceutical Products Inc. whereby TAP acquired the right to attach our proprietary safety needle device to TAP’s pre-filled syringes. The TAP Agreement has an effective date of January 1, 2002. Under the TAP Agreement, we receive reimbursement for research and development expenses, payments related to the achievement of certain development and regulatory milestones, and on-going royalty payments based upon the number of pre-filled syringes manufactured with our proprietary safety needle device. The TAP Agreement is for a minimum period of three years. The TAP Agreement automatically renews for additional one year terms unless TAP provides written notice of termination at least ninety days prior to the expiration of the then current term.

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

Medical Products Company

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

In March 2000, Med-Design signed a binding term letter with BD relating to safety hypodermic syringes, which outlined the terms for a definitive agreement pursuant to which BD would license the products subject to the option to license. Under the terms of the agreement, Med-Design has the right to receive royalty payments based on BD’s net sales of the products licensed under such agreement for the remaining life of the underlying patents.

Enpath Medical, Inc.

In September 2000, Med-Design entered into a development and license agreement granting Enpath a license to market and manufacture Med-Design’s Safety Seldinger Introducer Needle for certain venous applications. Under the terms of the agreement, Med-Design receives royalty payments based on the net sales of the Safety Seldinger Introducer Needle by Enpath. Royalties from this product declined significantly in 2005, as Enpath’s major customer decided to use a non-safety Seldinger introducer needle.

In September 2001, Med-Design entered into an Addendum (“the Addendum”) to the development and licensing agreement with Enpath Medical Inc. The Addendum grants Enpath Medical Inc. an exclusive license to manufacture and market the Med-Design’s Safety Seldinger Introducer Needle in the arterial access market. Under the terms of the Addendum, Med-Design received an initial payment of $2,000,000. $1,000,000 was paid in 68,027 shares of Enpath Medical Inc. common stock valued at the closing price on the date Med-Design entered into the Addendum and $1,000,000 of which was paid in cash on October 15, 2001. In addition, Med-Design is entitled to receive royalties of 20% of net sales of the product, which royalty rate may be reduced to 17% if certain sales volumes are met. The agreement is in effect for the remaining life of the underlying patents.

In December 2004, Med-Design entered into Addendum Number Two to the development and licensing agreement with Enpath to eliminate the minimum purchase amount required for Enpath to maintain exclusivity under the development and licensing agreement.

DISTRIBUTION AGREEMENTS

SHPI Distribution Agreements:

Bard Access Systems

In September 2001, we entered into a Distribution Agreement with Bard Access Systems, Inc. whereby Bard acquired the non-exclusive right to promote, market, distribute and sell LiftLoc® Safety Infusion Set, which we manufacture, to hospitals and group purchasing organizations. The Bard Agreement excludes alternate site locations. Under the terms of the agreement, we sell finished product to Bard for marketing under Bard’s private label. The Bard Agreement is for a two-year period from the initial date of product launch, and automatically renews for successive one-year terms unless terminated by either party in writing not less than 180 days prior to the expiration of the initial term or any renewal term. In September 2005, the Bard Agreement was amended to add the MiniLoc® Safety Infusion Set to the products supplied to Bard.

In September 2005, we entered into a Development, Distribution and Supply Agreement (the “2nd Bard Agreement”) with Bard. The 2nd Bard Agreement provides for (i) Bard to provide funding for the development of a new safety infusion set that meets Bard’s requirements (the “Bard Product”), (ii) Bard to receive the right to distribute the Bard Product, (iii) SHPI to manufacture, package and supply Bard with the Bard Product for marketing under Bard’s private label, and (iv) a term of five years, subject to automatic renewal for successive one-year terms unless terminated by either party on 90 days notice prior to the expiration of the then effective term.

In April 2006, we entered into a Development, Distribution and Supply Agreement (the “3rd Bard Agreement”) with Bard. The 3rd Bard Agreement provides for (i) Bard to provide funding for the development of a safety percutaneous endoscopic gastrostomy (“PEG”) introducer needle that meets Bard’s requirements (the “Safety PEG Product”), (ii) Bard to receive the right to distribute the Safety PEG Product worldwide for use in applications, and (iii) SHPI to manufacture, package and supply Bard with the Safety PEG Product. The 3rd Bard Agreement has a term of five years, subject to automatic renewal for successive one-year terms unless terminated by either party on 180 days notice prior to the expiration of the then effective term.

Physician Sales & Service

In July 2002, we entered into a Distribution Agreement with Physician Sales and Service, Inc. whereby PSS acquired the non-exclusive right to distribute and sell LiftLoc® Safety Infusion Set. Under the terms of the agreement, PSS purchases SHPI branded product from us for resale to PSS’s end-user customers. The PSS Agreement is for a one-year period, which automatically renews for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term. In September 2005, the PSS Agreement was amended to add the MiniLoc® Safety Infusion Set to the products supplied to PSS.

Medline Industries

In August 2002, we entered into a Distribution Agreement with Medline Industries, Inc. whereby Medline acquired the non-exclusive right to distribute and sell LiftLoc® Safety Infusion Set. Under the terms of the agreement, Medline purchases SHPI branded product from us for resale to Medline’s end-user customers. The Medline Agreement is for a one-year period, which automatically renews for successive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term. In September 2005, the Medline Agreement was amended to add the MiniLoc® Safety Infusion Set to the products supplied to Medline.

Cardinal Health

In August 2002, we entered into a Distribution Agreement with Cardinal Health, formerly named Allegiance Healthcare Corporation, whereby Cardinal acquired the non-exclusive right to distribute and sell LiftLoc® Safety Infusion Set. Under the terms of the agreement, Cardinal purchases SHPI branded product from us for resale to Cardinal’s end-user customers. The Cardinal Agreement shall continue until 90 days after written notice of termination is received by either party. In September 2005, the Cardinal Agreement was amended to add the MiniLoc® Safety Infusion Set to the products supplied to Cardinal.

ExelInt International

In May 2003, we entered into a Distribution Agreement with ExelInt International, Company whereby Exel acquired the non-exclusive right to promote, market, distribute and sell LiftLoc® Safety Infusion Set. Under the terms of the agreement, we sell finished product to Exel for marketing under Exel’s SecureTouch® private label. Exel is subject to minimum purchase requirements. In October 2005, the Exel Agreement was amended to add the MiniLoc® Safety Infusion Set to the products supplied to Exel. The Exel Agreement is for a six-year period and automatically renews for successive five-year terms unless terminated by either party in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

Henry Schein

In September 2003, we entered into a Distribution Agreement with Henry Schein, Inc., whereby Henry Schein acquired the non-exclusive right to distribute and sell LiftLoc® Safety Infusion Set. Under the terms of the agreement, Henry Schein purchases SHPI branded product from us for resale to Henry Schein’s end-user customers. The Henry Schein Agreement continues until 45 days after written notice of termination is received by either party. In September 2005, the Henry Schein Agreement was amended to add the MiniLoc® Safety Infusion Set to the products supplied to Henry Schein.

Other LiftLoc® and MiniLoc® Distribution Agreements

During 2003, we entered into Distribution Agreements with Medical Specialties Distributors, Inc., Briggs Corporation, Omni Medical Supply, Inc., and Wolf Medical Supply, Inc., whereby each company acquired the non-exclusive right to distribute and sell LiftLoc® Safety Infusion Set. Under the terms of these agreements, each company purchases SHPI branded product from us for resale to their end-user customers. Each of the agreements is for a one-year term and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

In December 2003, we entered into a Distribution Agreement with Biometrix Ltd. whereby Biometrix acquired the non-exclusive right to distribute and sell LiftLoc® Safety Infusion Set in Israel. Under the terms of the agreement, Biometrix purchases SHPI branded product from us for resale to their end-user customers. The agreement is for a three-year term and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

In July 2005, we entered into a Distribution Agreement with Angus Medical for the non-exclusive right to distribute and sell MiniLoc® Safety Infusion Set in Canada. Under the terms of the agreement, Angus Medical purchases SHPI branded product from us for resale to their end-user customers. The agreement is for a one-year term and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 90 days prior to the expiration of the initial term or any renewal term.

In March through December 2006, we entered into Distribution Agreements with Capitol Medical, Inc., Medtec Medical, Inc., Kentec Medical, Inc., and Tri-State Hospital Supply Corporation for the non-exclusive right to distribute and sell MiniLoc® Safety Infusion Set in defined geographic territories. Under the terms of the agreements, each company purchases SHPI branded product from us for resale to their end-user customers. Each of the agreements is for a one-year term and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

Tyco Healthcare

In June 2004, we entered into a worldwide Development and OEM Supply/Distribution agreement with Tyco Healthcare for the marketing and sale of conventional and safety bone marrow biopsy needles. Under the terms of the agreement, Tyco Healthcare will purchase safety and conventional bone marrow biopsy needles from us, as well as reimburse us for certain research and development expenses related to product commercialization. The Tyco Healthcare agreement is for an initial term of three years during which it is noncancellable. After the initial three-year term it automatically renews for additional one-year terms unless terminated in writing by Tyco Healthcare upon 180 days notice.

Merit Medical

In October 2005, we entered into a Purchase Agreement with Merit Medical for the marketing and sale of our SecureLoc™ Safety Introducer Needle. Under the terms of the agreement, Merit Medical will purchase safety introducer needles from us. The agreement is for an initial term of five years. After the initial five-year term it automatically renews for additional five-year terms unless terminated in writing by either party upon 90 days notice.

ICU Medical

In May 2006, we entered into a Purchase Agreement with ICU Medical, Inc. for the marketing and sale of our SecureLoc™ Safety Introducer Needle. Under the terms of the agreement, ICU Medical will purchase safety introducer needles from us. The agreement is for an initial term of five years. After the initial five-year term it automatically renews for additional five-year terms unless terminated in writing by either party upon 90 days notice.

Med-Design Distribution Agreement:

Med-Design acquired the SafeStep® Huber Needle Set product line in April 2004. As a part of the purchase Med-Design assumed all existing contracts, one of which was an exclusive distribution agreement with Alliance Medical to market the SafeStep® product line. The agreement establishes minimum purchase amounts to retain exclusive sales rights to distribute the product.

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

Merger Agreement

At the annual stockholder meeting of SHPI stockholders held May 18, 2006 and the special Med-Design stockholder meeting held June 2, 2006, stockholders of both companies approved the Agreement and Plan of Merger and Reorganization entered into by the parties on November 21, 2005. Under the agreement, Med-Design stockholders received 21,525,788 shares of SHPI’s common stock in exchange for their shares of Med-Design common stock. Upon completion of this exchange, the former Med-Design stockholders owned approximately 32.48% of the outstanding shares of SHPI.

Med-Design was incorporated in 1994 and since that time has been principally engaged in the design and development of safety medical needle products and technologies. Med-Design has a broad intellectual property portfolio that relates primarily to retractable safety needle technology. Several product applications of this technology have been licensed to Becton, Dickinson and Company (“BD”). BD currently markets two product lines that are royalty bearing to Med-Design, the Integra™ Syringe and the Vacutainer® Push Button Blood Collection Set. In 2004, Med-Design acquired the rights to manufacture and market the SafeStep® Huber Needle Set, a proprietary safety Huber needle currently distributed in the U.S. market.

SHPI and Med-Design both had a history of operating losses. The directors and management teams of both companies believed that the combination of the organizations would provide a stronger, more competitive company capable of achieving greater financial strength, operating efficiencies, earning power, access to capital and growth potential than either company would have separately.

The combination became effective on June 2, 2006, the date the Med-Design stockholders voted to approve the merger. The financial results included in this report include combined operations from June 2, 2006, the date of the merger, through December 31, 2006.

The Company utilized an independent valuation firm to independently value the assets acquired in the transaction. Based upon the value of the common stock issued to the former Med-Design stockholders, the costs incurred to effect the acquisition, and the liabilities assumed, the transaction was valued at $12,932,380. The Company is in the process of obtaining additional information on assumed liabilities. The following discloses the consideration and values assigned to each major asset and liability category at December 31, 2006:

Purchase Price:
Value of common stock issued	$ 9,686,580
Acquisition costs (including $430,997 paid in 2005)	1,100,000
Assumption of Med-Design liabilities	2,145,800
$12,932,380

Allocated as follows:
Tangible Assets:
Cash and cash equivalents	$ 3,642,820
Available-for-sale securities	4,275,357
Accounts receivable	1,032,723
Inventory	391,700
Prepaid expenses/other assets	80,100
Property, plant and equipment	153,700
Total	$9,576,400

Intangible Assets:
License rights	2,485,000
Goodwill	870,980
$12,932,380

Of the $2,145,000 of liabilities assumed in the acquisition of Med-Design, $1,281,184 related to costs associated with exiting the Med-Design business, of which $745,195 was paid out as of December 31, 2006. The remaining liability associated with the costs to exit the Med-Design business as of December 31, 2006 is $535,989.

The value assigned to license rights is the sum of the values assigned to the existing Med-Design license agreements with Becton, Dickinson and Company, and Enpath Medical, Inc. and the value of the SafeStep® Huber Needle Set distribution agreement with Alliance Medical. The license rights will be amortized equally over their estimated 10 year remaining life. The goodwill arising from the transaction will be tested on an annual basis for impairment.

Critical Accounting Policies

The Company’s significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements. The application of certain policies requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions, as discussed below, that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known. The accounting policies and estimates with the greatest potential to have a significant impact on the Company’s operating results, financial position, cash flows and footnote disclosures are as follows.

Revenue Recognition

Pursuant to Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” we recognize license revenue when the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. Upfront payments relating to license agreements are recognized ratably over the term of the related agreement.

Product revenues are recognized when persuasive evidence of an arrangement exists, risk of loss and title has transferred to our customers, the fee is fixed or determinable and collection is probable. Rights of return for manufactured product are dependent upon the agreement. No right of return is provided for product manufactured under private label, as such product is custom manufactured to order for those distributors. Product manufactured and distributed under our own label does provide rights of return in the case of shipping errors or product received in damaged condition. In addition, distributors have the right, on a quarterly basis, to request the return of excess or slow moving inventory. An accrual for product returns, calculated using historical data, is made at the end of each quarter. Actual product returns could differ from management’s estimates due to changes in future economic or industry conditions or specific customer’s inventory sales.

Long-Lived Assets

We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable. When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. No such impairments were recorded during the years ended December 31, 2006 and 2005.

Goodwill and Other Intangible Assets

We review goodwill for impairment annually. We have one reporting unit. If the reporting unit’s fair value exceeds the carrying value of its net assets, goodwill is not considered impaired. If the reporting unit’s carrying value exceeds its fair value, we must analyze the fair value of goodwill relative to its carrying value. If its carrying value exceeds its fair value, an impairment loss is recorded to write goodwill down to fair value. Determining the fair value of goodwill involves the use of significant estimates and assumptions. These estimates and assumptions include projected revenue growth rates and operating margins to calculate estimated cash flows. No such impairment was recorded during the year ended December 31, 2006. There was no goodwill at December 31, 2005.

Stock Based Compensation

We adopted SFAS 123(R), “Share-Based Payment”, on January 1, 2006. As more fully described in Note 2 to the Consolidated Financial Statements, we began prospectively expensing stock-based compensation, including stock options, restricted stock and stock awards, using the fair value method. Total compensation costs related to nonvested awards to be recorded was approximately $1,524,000 as of December 31, 2006. The compensation cost is expected to be recognized over the weighted average period of 1.58 years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). This statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal,” as set forth in ARB No. 43. In addition, this statement requires that the allocation of fixed production overhead to the costs of production be based on the normal capacity of the production facilities. We adopted SFAS No. 151 at the beginning of fiscal year 2006 with no material impact to the financial condition, results of operations, or cash flows.

In December 2004, Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” (“SFAS No. 153”) was issued. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. We adopted SFAS No. 153 at the beginning of fiscal year 2006 with no material impact to the financial condition, results of operations, or cash flows.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for us beginning January 1, 2007. We do not expect a material impact to the financial condition, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. SFAS No. 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of this standard.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.

Prior to the issuance of SAB 108, there have been two widely-used methods, known as the “roll-over” and “iron curtain” methods, of quantifying the effects of financial statement misstatements. The roll-over method quantifies the amount by which the current year income statement is misstated while the iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Neither of these methods considers the impact of misstatements on the financial statements as a whole.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of our financial statements and the related financial statement disclosures. This approach is referred to as the “dual approach” as it requires quantification of errors under both the roll-over and iron curtain methods.

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

We initially applied SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. Upon adoption of SAB 108, we recorded a cumulative effect adjustment in the amount of $80,000 to reduce an accrued liability which we believe was overstated at December 31, 2005. The effect of this adjustment on the 2005 financial statements was not material.

We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flow. Based on that review, we believe that none of these pronouncements will have a significant effect on its current or future earnings or operations.

Contractual Obligations

Our contractual obligations as of December 31, 2006 were as follows:

		Payments Due by Year
Obligation	Total	2007	2008	Thereafter
Operating leases	$500,333	$267,969	$232,364	$—
Purchase order commitments	822,800	822,800	—	—
Total	$1,323,133	$1,090,769	$232,364	$—

We lease office space under an operating lease that is non-cancellable prior to December 31, 2008. The lease on our warehouse facility expires December 31, 2007.

Due to the long lead time of specialty needles and proprietary molded parts, which are critical components for the LiftLoc® and MiniLoc™ Safety Infusion Set, SafeStep® Huber Needle Set, SecureLoc® Safety Introducer Needle, and Monoject Magellan™ Bone Marrow Biopsy/Aspiration Needle product lines, as of December 31, 2006, we had issued $822,800 in long-term purchase orders relating to these products.

Galen Partners Promissory Note:

On March 22, 2004, we entered into an agreement with Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P. (collectively, “Galen Partners”) whereby Galen Partners agreed to purchase a convertible promissory note (“Note”) in the aggregate principal amount of $1,000,000 upon the Company’s request made at any time between March 31, 2004 and March 31, 2005. As consideration for entering into this purchase agreement, Galen Partners received a warrant that provides them the right, but not the obligation, to purchase 80,000 shares of common stock at an exercise price of $0.02 per share.

On March 7, 2005, Galen Partners agreed to a six-month extension of its $1,000,000 promissory note agreement through September 30, 2005 in exchange for the issuance of warrants to purchase 40,000 shares of our common stock at an exercise price of $0.02 per share. We elected to draw against the note, and on June 30, 2006 repaid the outstanding principal and interest on the note. No further obligations exist under the note agreement, with the exception of the outstanding warrants. See further discussion of the Galen Partners Promissory Note in Item 12 Certain Relationships and Related Transactions, and Director Independence

Inflation

We do not expect the impact of inflation on our operations to be significant.

Risk Factors

In addition to the risks set forth below, we are subject to certain other risk factors due to the industry in which we compete and the nature of our operations. These risk factors include the following:

We have a history of losses.

We have accumulated deficits totaling $39,446,226 since inception in November 1993. With the exception of the second quarter of 1999, the third quarter of 2004, and the second, third and fourth quarters of 2006, all quarters have had operating losses. Among other things, our ability to achieve sustainable profitability is dependent on:

•	Successful marketing of our products by our distribution partners and licensees;

•	For products that are not subject to distribution or license arrangements, our ability to enter into OEM manufacturing or license arrangements on commercially advantageous terms; and

•	Our ability to develop additional safety medical products.

There can be no assurance that we will achieve sustainable profitability.

Our success is dependent on sales generated by our distribution and licensing partners.

We have entered into licensing arrangements with Kendall, TAP, Merit, Enpath and BD. In addition, we have entered into private label distribution agreements with Bard and Exel, and distribution agreements for our branded products with Cardinal Health, Medline, PSS, Alliance Medical, and other specialty distributors. You should consider the following in assessing the value of these agreements and our financial prospects:

•	We are reliant on our business partners for substantially all of our product revenues;

•	Our product revenues will depend, in part, on the marketing ability, marketing plans and credit-worthiness of our business partners;

•

The ability of our business partners to sell our products will depend on competitive factors and the resources such parties commit to the sale of our products. The extent to which our partners commit their resources to the sale of our products is entirely within their control. In addition, our partners are not obligated to pursue the development and commercialization of our products;

•	We are dependent on our business partners with respect to release dates for the products under contract;

•

Our licensed products and products subject to private label distribution agreements will be marketed under our business partners’ labels and goodwill associated with use of the products may inure to the benefit of our business partners rather than to us;

•

We have limited sales and marketing capabilities, and those resources are deployed in support of our distributors’ efforts. At this time, we do not intend to build a direct sales and marketing infrastructure for commercial sales of products;

•	Our distribution and licensing arrangements provide us with only limited protection from changes in manufacturing costs and raw materials costs;

•	We may be limited in our ability to negotiate with new business partners based on exclusivities in our agreements;

•	The Kendall Agreement can be terminated upon 15 days written notice;

•

Because our licensing arrangements are generally expected to provide our business partners with exclusivity with respect to the products to be marketed by those partners, our success will be highly dependent on the results obtained by our partners and the diligence with which our partners seek to develop, market and sell our products; and

•	Our distribution and licensing arrangements do not provide for substantial minimum product royalties in the event our partners do not seek to develop market or sell our products.

If our distribution and licensing partners are not successful in their efforts to develop, market and sell our products, it may result in the discontinuance of our business due to lack of revenue. These and other factors create uncertainty concerning our ability to generate future revenues and future profits.

In 2006, over fifty percent of our revenues were generated under agreements with four of our corporate partners.

In 2006, we received a significant amount of revenue pursuant to agreements with four of our corporate partners. If arrangements with any of these partners were terminated or if there is a decline in revenues under any of these arrangements, it could have a material adverse effect on us and our revenues and could require us to significantly curtail or even cease operations. In assessing the value of these arrangements, you should consider the fact that one of these arrangements may be terminated on fifteen days notice and another arrangement is subject to annual renewal. In addition, these arrangements are subject to the marketing ability, marketing plans and credit-worthiness of these business partners and the other factors identified in the prior risk factor. There can be no assurance that any of these arrangements will not be terminated or that our business partners will be successful in their marketing and sale of the products that are subject to these arrangements.

We are dependent upon our licensing partners or contract manufacturers to manufacture our products.

Under our licensing arrangements, we are primarily relying on licensees to arrange for the commercial manufacture of products. LiftLoc® Safety Infusion Set, MiniLoc™ Safety Infusion Set, SafeStep® Huber Needle Set, SecureLoc™ Safety Introducer Needle, and Monoject Magellan™ Bone Marrow Biopsy/Aspiration Needle are manufactured at a contract manufacturer under our authority and supervision. Contracting with third parties or relying on licensees to manufacture products presents the following risks:

•	Delays in the manufacture of products could have a material adverse effect on the marketing of the products;

•	The manufacturers may not comply with requirements imposed by the FDA or other governmental agencies;

•	We may have to share intellectual property rights to improvements in the manufacturing processes or new manufacturing processes for products;

•	In those instances where we may seek third-party manufacturers for new products, we may not be able to locate acceptable manufacturers or enter into favorable long-term agreements with them; and

•	We may not be able to find substitute manufacturers, if necessary.

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

Once the necessary FDA approvals or clearances are obtained, later problems with the product could cause the FDA to suspend or revoke the approvals or clearances. Also, once the FDA provides clearance to market our products, our distribution partners or licensees are subject to continuing requirements governing, among other things, the claims that can be made with respect to the products and manufacturing processes. Failing to comply with the FDA’s requirements can result in issuance of FDA Warning Letters, FDA refusal to approve or clear products, revocation or withdrawal of approvals previously granted, product seizures, injunctions, recalls, operating restrictions, limitations on continued marketing and civil and criminal penalties.

Our manufacturing activities require us to comply with ongoing FDA requirements for submission of post market information. In addition, we are required to adhere to requirements pertaining to the FDA’s current QSR. The current QSR requirements govern the methods, facilities and controls used for the manufacture, testing, design, packaging, labeling and storage of medical devices.

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

A number of our safety medical needle technologies and products are still in various stages of pre-production, development and research. We are also exploring additional product applications for our technologies. The continued development of our products and development of additional applications and new products is important to our long-term success. There can be no assurance that our technologies or products will be developed or, if developed, that they will be successful.

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

In December 2002, Becton Dickinson (“BD”) filed a lawsuit against Tyco Healthcare in the United States Court of the District of Delaware, asserting that Tyco Healthcare’s Monoject Magellan™ safety products infringe upon BD’s U.S. Patent No. 5,348,544 (‘544 Patent), titled “Single-Handedly Actuable Safety Shield for Needles.”

On October 26, 2004, a jury found in favor of BD that Tyco Healthcare’s Monoject Magellan™ safety products willfully infringed the ‘544 Patent and awarded damages of $4.4 million. On November 1, 2004, the court entered the judgment in favor of BD. Tyco Healthcare challenged the jury finding in post-trial motions, which challenge resulted in the granting of a new trial. The date established for the new trial is in November 2007. Tyco Healthcare developed the Monoject Magellan™ safety products in association with us. We are not a party to the patent infringement lawsuit.

Under the Kendall Agreement, Tyco Healthcare has the right to withhold up to fifty percent (50%) of royalties due as an offset against litigation expenses related to charges of infringement by a third party for the manufacture, use or sale of licensed product. This right continues during the period in which such litigation is pending. If, as a result of a judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due us on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to us. Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, we recorded a liability of approximately $1,300,000 at December 31, 2003, which amount was our estimate of the portion of costs associated with BD’s lawsuit against Tyco Healthcare that Tyco Healthcare would withhold against the royalties due SHPI through 2005. During the twelve month contract periods ended September 30, 2004 and 2005, Tyco Healthcare withheld fifty percent of royalty payments due us, which amounts totaling $1,000,000 have been offset against the accrual. Based on information obtained during the fourth quarter of 2005, we anticipated the litigation would continue at least through 2007. Accordingly, we recorded an additional liability of $1,095,200 at December 31, 2005, which amount was our estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due us during 2006 and 2007. As of December 31, 2006, there remained $911,377 of the accrued liability which represents our estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare will withhold against future royalties due SHPI. In the event litigation continues beyond 2007, or if Tyco Healthcare ultimately loses the case on appeal, additional liabilities may accrue. If Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan™ safety products in their current form. Additional litigation to enforce patents, to protect proprietary information, or to defend us against alleged infringement of the rights of others may occur. Such litigation would be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations and financial condition

We may not have adequate resources to manage anticipated growth.

We may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our managerial, operating, financial and other resources. Our future performance will depend, in part, on our ability to manage growth effectively, which will require us to:

•	Improve existing and implement operating and financial management information systems and related controls;

•	Maintain close coordination among engineering, accounting, finance, marketing, sales and operations; and

•	Retain and train additional management, technical and marketing personnel.

There is intense competition for management, technical and marketing personnel in our business. Our failure to attract and retain additional key employees could have a material adverse effect on our ability to continue as a going concern.

We are dependent on Management and Technical Personnel.

Our success depends upon the skills, experience and efforts of our management, and technical personnel (the “working team”). Should the services of one or more members of our present working team become unavailable for any reason, our business could be adversely affected. The employment agreements that we have in place with the working team allow members of the working team to terminate their employment at any time. There is no assurance that we will be able to retain the existing working team or attract new employees of the caliber needed to achieve our objectives. We carry Key Man life insurance policies of $1,000,000 each on the President/Chief Executive Officer and Chief Technical Officer/Chief Operating Officer, for which the Company is the named beneficiary.

Because we are significantly smaller than the majority of our competitors, we may lack the resources needed to capture market share.

We are engaged in a highly competitive business and compete directly with companies that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, established distribution channels and are better situated in the market than us. Our competitors and potential competitors include Arrow, Baxter International, B. Braun, Becton, Dickinson and Company, Boston Scientific, Churchill Medical Ltd., Cook, Inc., Rita Medical, ICU Medical, Inc., Johnson & Johnson, Kendall, Manan Medical Products, Medisys Technologies, Inc., Now Medical Technologies, Smiths Medical, Retractable Technologies, Inc., Terumo, and several others identified in Item 1 “Description of Business-Competition”. Our competitors may use their economic strength to influence the market to continue to buy their existing products. Our competitors may also be potential strategic partners with respect to various products as are, for example, Kendall, Bard and Merit. We do not have an established customer base and are likely to encounter a high degree of competition in developing a customer base. One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with our products. New competitors may emerge and may develop products that compete with our products. No assurance can be given that we will be successful in competing in this industry.

We face potential product liability relating to failure of our safety products.

The sale of safety medical devices entails an inherent risk of liability in the event of product failure or claim of harm caused by product operation. There can be no assurance that we will not be subject to such claims, that any claim will be successfully defended or, if we are found liable, that the claim will not exceed the limits of our insurance. Our current insurance coverage is in the amount of $1 million per occurrence and $2 million in aggregate. We also have an umbrella policy in the amount of $9 million. In some cases, we have indemnification arrangements in place with strategic partners who are selling our products under their label or distributing our branded products. There is no assurance that we will maintain product liability insurance in the future, that such insurance will be available, or that we will not be subject to product liability claims in excess of our insurance coverage.

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

We have never paid dividends on our common stock. The payment of dividends, if any, on the common stock in the future is at the discretion of the board of directors and will depend upon our earnings, if any, capital requirements, financial condition and other relevant factors. Based on the financial condition of the Company at December 31, 2006, the board of directors does not intend to declare any dividends on our common stock.

Our common stock is subject to dilution.

As of December 31, 2006, there were 67,305,207 shares of our common stock issued and outstanding. In addition there are an additional 28,000 shares of our common stock that are issuable pursuant to stock options granted under our stock option plans and 3,026,846 shares issuable under warrant agreements.

Applicability of low priced stock risk disclosure requirements may adversely affect the prices at which our common stock trades.

Our common stock may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties, the customer’s rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this report and as a result of a material weakness in our internal controls described below, our disclosure controls and procedures were not effective in certain instances. A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected before the financial statements are published.

Notwithstanding the material weakness discussed below, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-KSB fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Our management and Audit Committee were notified by Grant Thornton LLP (“Grant Thornton”), our independent registered public accounting firm, of a material weakness they observed during the audit of the December 31, 2006 financial statements. The material weakness relates to the lack of controls to ensure that accounting personnel have the appropriate level of knowledge of generally accepted accounting principles and the oversight of these personnel by a qualified individual during fiscal year 2006. This resulted in certain journal entries being proposed by Grant Thornton and made by the Company that were necessary for the Company’s financial statements to be properly stated and in accordance with generally accepted accounting principles. We have discussed the aforementioned material weakness in our internal controls over financial reporting with the Audit Committee and with Grant Thornton. Beginning in December 2006, we began implementing measures to strengthen our accounting department by separating certain individuals from the Company, adding additional qualified staff, instituting review processes, adding training resources and additional advisory resources to improve our financial controls and financial reporting. We believe that the aforementioned material weakness has been remediated through the measures taken in and since December 2006 and that our financial staffing and controls are adequate for purposes of accurately accounting for the transactions underlying our business.

During the most recent quarter ended December 31, 2006, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act), except that which has been described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, the measures initiated in December 2006 to add additional resources and controls continued to be implemented subsequent to the period covered by this Form 10-KSB and we believe were effective in correcting the material weakness in internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The information to be provided under the captions “Executive Officers” and “Election of Directors”, each to be contained in the Definitive Proxy Statement and required to be disclosed in this Item 9, is hereby incorporated by reference in this Item 9; and the information to be provided under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, to be contained in the Definitive Proxy Statement and required to be disclosed pursuant to Section 16(a) of the Exchange Act, is also hereby incorporated by reference in this Item 9.

SHPI has adopted a Code of Ethics that applies to SHPI’s principal executive officer, principal financial officer and other senior financial officers. SHPI’s Code of Ethics is posted on SHPI’s Web site, which is located at www.shpi.com.

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address specified above.

Item 10. Executive Compensation

The information to be provided under the caption “Compensation of Directors and Executive Officers”, to be contained in the Definitive Proxy Statement and required to be disclosed in this Item 10, is hereby incorporated by reference in this Item 10.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be provided under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management”, each to be contained in the Definitive Proxy Statement and required to be disclosed in this Item 11, is hereby incorporated by reference in this Item 11.

Item 12. Certain Relationships and Related Transactions, and Director Independence

On March 22, 2004, we entered into an agreement with Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P. (collectively, “Galen Partners”) whereby Galen Partners agreed to purchase a convertible promissory note (“Note”) in the aggregate principal amount of $1,000,000 upon our request made at any time between March 31, 2004 and March 31, 2005. As consideration for entering into this purchase agreement, Galen Partners received a warrant that provides them the right, but not the obligation, to purchase 80,000 shares of our common stock at an exercise price of $0.02 per share. The warrant shall expire and be no longer exercisable after 5:00 p.m., Eastern Time, on March 22, 2007. Further, we paid $9,991 in legal fees related to this transaction. The Note has a term of three years and bears interest at the rate of 12% per annum, with accrued interest to be paid July 1 and January 1 of each year the Note remains outstanding. The entire outstanding principal amount due on the Note may, at Galen Partner’s option, be converted into fully paid and nonassessable shares of our common stock. The conversion price will be 110% of the average closing share price for our common stock as reported on NASDAQ or the OTC Bulletin Board for the twenty (20) consecutive trading days prior to the date of the issuance of the Note.

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

Item 13. Exhibits and Reports on Form 8-K

Exhibits

Listed on page 41 hereof, and incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The information to be provided under the caption “Principal Accountant Fees and Services”, to be contained in the Definitive Proxy Statement and required to be disclosed in this Item 14, is hereby incorporated by reference in this Item 14.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 6, 2007	SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. (Registrant) By /s/ Jeffrey M. Soinski Jeffrey M. Soinski President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey M. Soinski Jeffrey M. Soinski	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2007
/s/ David A. Green David A. Green	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2007
/s/ Guy J. Jordan, Ph.D. Guy J. Jordan, Ph.D.	Chairman of the Board	March 6, 2007
/s/ David W. Jahns David W. Jahns	Director	March 6, 2007
/s/ Stuart A. Randle Stuart A. Randle	Director	March 6, 2007
/s/ Stephen I. Shapiro Stephen I. Shapiro	Director	March 6, 2007
/s/ Robert R. Walker Robert R. Walker	Director	March 6, 2007
/s/ Vincent J. Papa Vincent J. Papa	Director	March 6, 2007
/s/ Ralph Balzano Ralph Balzano	Director	March 6, 2007

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
2.1

Agreement and Plan of Merger, dated as of November 21, 2005, among Specialized Health Products International, Inc. (“SHPI”), Mammoth Acquisition Sub, Inc., Mammoth Acquisition Sub, LLC., and The Med-Design Corporation (Incorporated by reference to Exhibit 99.1 to SHPI’s Current Report on Form 8-K filed November 21, 2005).

2.2

First Amendment to the Agreement and Plan of Merger, dated as of November 21, 2005, among Specialized Health Products International, Inc., Mammoth Acquisition Sub, Inc., Mammoth Acquisition Sub, LLC., and The Med-Design Corporation (Incorporated by reference to Exhibit 2.2 to SHPI’s Annual Report on Form 10-KSB filed March 10, 2006).

3(i).1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(i).1 of SHPI’s Form 10-QSB, dated September 30, 2001).
3(i).2

Certificate of Designations, Preferences and Limitations of Series A Preferred Stock, dated November 6, 2001 (Incorporated by reference to Exhibit 3(i).2 of SHPI’s Form 10-QSB, dated September 30, 2001).

3(ii).1	Third Amended and Restated Bylaws of SHPI (Incorporated by reference to Exhibit 99.3 to SHPI’s Current Report on Form 8-K filed November 21, 2005).
10.1	Employment Agreement with Jeffrey M. Soinski, dated November 8, 2001 (Incorporated by reference to Exhibit 10.1 of SHPI’s Form 10-QSB, dated September 30, 2001).
10.2	Employment Agreement with Donald D. Solomon, Ph.D. (Incorporated by reference to Exhibit 10.2 of SHPI’s Form 10-KSB, dated December 31, 2001).
10.3	Employment Agreement with Mr. Paul S. Evans. (Incorporated by reference to Exhibit 10.2 of SHPI’s Form 10-KSB, dated December 31, 2001).
10.4	Specialized Health Products International, Inc. 2001 Stock Option Plan (Incorporated by reference to Exhibit 10.9 of SHPI’s Quarterly Report on Form 10-QSB, dated September 30, 2001).
10.5

Series A Stock Purchase Agreement, dated October 5, 2001, by and between SHPI and the investors identified therein (Incorporated by reference to Exhibit 10.1 of SHPI’s Current Report on Form 8-K, dated November 7, 2001).

10.6

Investors’ Rights Agreement, dated October 5, 2001, by and between SHPI and the investors identified therein (Incorporated by reference to Exhibit 10.2 of SHPI’s Current Report on Form 8-K, dated November 7, 2001).

10.7

Distribution Agreement, dated September 17, 2001, by and between SHPI and Bard Access Systems, Inc. (Incorporated by reference to Exhibit 10.12 of SHPI’s Current Report on Form 8-K, dated November 7, 2001).

10.8

Second Development and License Agreement, effective date of April 12, 2002, by and among Safety Syringe Corporation, a wholly owned subsidiary of SHPI and Tyco Healthcare Group LP (Incorporated by reference to Exhibit 10.13 of SHPI’s Quarterly Report on Form 10-QSB, dated June 30, 2002).

10.9

Development and License Agreement, effective as of January 1, 2002, by and among Safety Syringe Corporation and TAP Pharmaceutical Products, Inc. (Incorporated by reference to Exhibit 10.14 of SHPI’s Quarterly Report on Form 10-QSB, dated June 30, 2002).

10.10

OEM Supply and Distribution Agreement, effective as of May 21, 2003, by and between Specialized Health Products, Inc., a wholly owned subsidiary of SHPI and ExelInt International, Company. (Incorporated by reference to Exhibit 10.16 of SHPI’s Quarterly Report on Form 10-QSB, dated June 30, 2002).

10.11

License Agreement, effective August 8, 2003, by and between Specialized Health Products, Inc. and Becton, Dickinson and Company. (Incorporated by reference to Exhibit 10.17 of SHPI’s Quarterly Report on Form 10-QSB, dated June 30, 2002).

10.12

Lease Agreement dated June 15, 1995 by and between Moen Development and MDC Research Ltd. And guaranteed by The Med-Design Corporation (Incorporated by reference to Med-Design’s Form 10-KSB filed on March 29, 1996).

10.13

First Amendment dated October 6, 2003 to Lease Agreement by and between Moen Development and MDC Research Ltd. and guaranteed by Med-Design (“Med-Design”) (Incorporated by reference to Med-Design’s Form 10-K filed on March 31, 2005).

10.14

Exclusive Master Sales & Distribution Agreement dated November 1, 2003 by and between Med-Design and New Alliance of Independent Medical Distributors, Inc. (Incorporated by reference to Med-Design’s Form 10-K filed on March 31, 2005).

10.15	Specialized Health Products International, Inc. 2004 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.18 of SHPI’s Annual Report on Form 10-KSB, dated December 31, 2003).
10.16

Purchase Agreement, dated March 22, 2004, by and between Specialized Health Products International, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (Incorporated by reference to Exhibit 10.19 of SHPI’s Annual Report on Form 10-KSB, dated December 31, 2003).

10.17

Amendment No. 1 to Investors’ Rights Agreement, effective date of March 22, 2004, by and between SHPI and the Initiating Holders as identified on the signature page. (Incorporated by reference to Exhibit 10.19 of SHPI’s Annual Report on Form 10-KSB, dated December 31, 2003).

10.18	License Agreement dated December 11, 1998 by and between Med-Design and Becton, Dickinson and Company (Incorporated by reference to Med-Design’s Form 10-KSB filed on March 31, 1999).
10.19	Addendum to License Agreement dated December 11, 1999 by and between Med-Design and Becton, Dickinson and Company (Incorporated by reference to Med-Design’s Form 10-KSB filed on March 7, 2000).
10.20	Second Addendum to License Agreement dated January 25, 2000 by and between Med-Design and Becton, Dickinson and Company (Incorporated by reference to Med-Design’s Form 10-KSB filed on March 7, 2000).
10.21	License Agreement dated May 11, 2000 by and between Med-Design and Becton, Dickinson and Company (Incorporated by reference to Med-Design’s Form 10-K filed on March 23, 2001).
10.22	Separation of Employment Agreement dated October 10, 2004 by and between Med-Design and James Donegan (Incorporated by reference to Med-Design’s Form 10-K filed on March 31, 2005).
10.23

Development and OEM Supply/Distribution Agreement, effective as of June 15, 2004, by and between Specialized Health Products International, Inc. and Tyco Healthcare Group LP. (Incorporated by reference to Exhibit 10.20 of SHPI’s Quarterly Report on Form 10-QSB, dated June 30, 2004).

10.24

Specialized Health products International, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 of SHPI’s Registration Statement on Form S-8 filed September 27, 2004 (File 333-119306)).

10.25

Purchase Agreement, dated March 7, 2005, by and between Specialized Health Products International, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (Incorporated by reference to Exhibit 10.20 of SHPI’s Annual Report on Form 10-KSB, dated December 31, 2004).

10.26

Amendment to Purchase Agreement, dated September 1, 2005, by and between SHPI and Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (Incorporated by reference to Exhibit 10.1 of SHPI’s Form 8-K, dated September 1, 2005).

10.27

Promissory Note, dated September 1, 2005, by and between SHPI and Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (Incorporated by reference to Exhibit 10.2 of SHPI’s Form 8-K, dated September 8, 2005).

10.28

Development, Distribution and Supply Agreement, dated April 21, 2006, by and between SHPI and Bard Access Systems, Inc. (Incorporated by reference to Exhibit 10.1 of SHPI’s Current Report on Form 8-K, dated April 26, 2006).

10.29	Voting Agreement (Incorporated by reference to Exhibit 99.2 of SHPI’s Current Report on Form 8-K, dated November 21, 2005).
10.30	License Agreement, dated December 5, 2005, by and between SHPI and an undisclosed third party (Incorporated by reference to Exhibit 10.1 of SHPI’s Current Report on Form 8-K, dated December 5, 2005).
10.31

Loan and Security Agreement, dated February 22, 2006 and mutually executed on March 6, 2006, by and between SHPI and Silicon Valley Bank (Incorporated by reference to Exhibit 2.2 to SHPI’s Annual Report on Form 10-KSB filed March 10, 2006).

10.32

First Amendment to Loan and Security Agreement, dated March 6, 2006, by and between SHPI and Silicon Valley Bank (Incorporated by reference to Exhibit 2.2 to SHPI’s Annual Report on Form 10-KSB filed March 10, 2006).

10.33

Separation of Employment Agreement and General Release dated May 17, 2006 by and between Med-Design and David Dowsett (Incorporated by reference to Exhibit 10.33 of SHPI’s Quarterly Report on Form 10-QSB, dated June 30, 2006).

10.34

Addendum to Separation of Employment Agreement and General Release dated May 31, 2006 by and between Med-Design and David Dowsett (Incorporated by reference to Exhibit 10.34 of SHPI’s Quarterly Report on Form 10-QSB, dated June 30, 2006).

10.35

Separation of Employment Agreement and General Release dated May 17, 2006 by and between Med-Design and Lawrence Ellis (Incorporated by reference to Exhibit 10.35 of SHPI’s Quarterly Report on Form 10-QSB, dated June 30, 2006).

10.36

Addendum to Separation of Employment Agreement and General Release dated May 25, 2006 by and between Med-Design and Lawrence Ellis (Incorporated by reference to Exhibit 10.36 of SHPI’s Quarterly Report on Form 10-QSB, dated June 30, 2006).

10.37

Separation of Employment Agreement and General Release dated May 18, 2006 by and between Med-Design and Joseph Bongiovanni (Incorporated by reference to Exhibit 10.37 of SHPI’s Quarterly Report on Form 10-QSB, dated June 30, 2006).

10.38

Addendum to Separation of Employment Agreement and General Release dated May 19, 2006 by and between Med-Design and Joseph Bongiovanni (Incorporated by reference to Exhibit 10.38 of SHPI’s Quarterly Report on Form 10-QSB, dated June 30, 2006).

10.39	Employment Agreement with Mr. David A. Green (Incorporated by reference to Exhibit 10.39 of SHPI’s Quarterly Report on Form 10-QSB, dated September 30, 2006).
10.40	Lease Cancellation Agreement dated October 5, 2006 (Incorporated by reference to Exhibit 10.1 of SHPI’s Current Report on Form 8-K, dated October 10, 2006).
10.41	Separation and Consulting Agreement dated January 24, 2007 by and between SHPI and Keith Merrell.
31.1	Certification by Jeffrey M. Soinski under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by David A. Green under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Jeffrey M. Soinski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David A. Green pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F – 2

Report of Independent Registered Public Accounting Firm	F – 3

Consolidated Balance Sheet as of December 31, 2006	F - 4

Consolidated Statements of Operations for the Years Ended
December 31, 2006 and 2005	F - 5

Consolidated Statements of Stockholders’ Equity
for the Years Ended December 31, 2006 and 2005	F -6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006 and 2005	F - 7

Notes to Consolidated Financial Statements	F -8

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Specialized Health Products International, Inc.

We have audited the accompanying consolidated balance sheet of Specialized Health Products International, Inc. and Subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Specialized Health Products International, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement 123R, “Share-Based Payments,” on a modified prospective basis as of January 1, 2006.

As discussed in Note 2 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108,”Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

/s/ GRANT THORNTON LLP

Salt Lake City, Utah

March 14, 2007

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Specialized Health Products International, Inc.:

In our opinion, the accompanying consolidated statements of operations, of stockholders’ equity and of cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows of Specialized Health Products International, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah

March 14, 2006

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2006
Assets	
Current Assets:	
Cash and cash equivalents	$ 2,281,680
Available-for-sale securities	4,275,375
Trade accounts receivable	2,680,865
Inventory	2,028,020
Prepaid expenses and other	368,942
Total Current Assets	11,634,882
Property and Equipment, net of accumulated depreciation of $1,234,411	1,282,119
Intangible assets, net	2,805,032
Goodwill	870,980
Other assets	30,987
	$ 16,624,000
Liabilities and Stockholders' Equity	
Current liabilities:	
Accounts payable	$ 1,699,869
Accrued liabilities	1,354,003
Accrual for patent litigation expenses	911,376
Deferred revenue	196,668
Total current liabilities	4,161,916
Deferred revenue, net of current portion	172,067
Total liabilities	4,333,983
Commitments and contingencies (Note 7)	
Stockholders' equity:	
Series A preferred stock, $.001 par value; 30,000,000 shares authorized, no shares issued and outstanding at December 31, 2006	-
Common stock, $.02 par value; 70,000,000 shares authorized, 67,305,207 shares issued and outstanding at December 31, 2006	1,346,104
Additional paid-in capital	50,390,139
Accumulated deficit	(39,446,226)
Total stockholders' equity	12,290,017
Total liabilities and stockholders' equity	$ 16,624,000

See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Series A Preferred Stock		Common Stock		Additional Paid-in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensatio	Deficit
BALANCE as of December 31, 2004	-	$ -	44,457,995	$ 889,160	$ 42,007,866	$ (3,578,366)	$ (37,152,712)
Common stock purchased by SHPI 401(k) Plan	-	-	23,950	480	19,116	-	-
Deferred finance cost for issuance of 40,000 warrants	-	-	-	-	35,351	-	-
Common stock granted under SHPI 2004 Stock Incentive Plan	-	-	147,500	2,949	91,450	(94,399)	-
Amortization of deferred compensation	-	-	-	-	-	1,296,435	-
Net loss	-	-	-	-	-	-	(2,758,721)
BALANCE as of December 31, 2005	-	-	44,629,445	892,589	42,153,783	(2,376,330)	(39,911,433)
Cumulative effect of adoption of SAB 108 (see Note 2)							80,000
Common stock issued in Med-Design Merger	-	-	21,525,788	430,516	9,256,064	-	-
Common stock granted under SHPI 2004 Stock Incentive Plan	-	-	1,149,974	22,999	(22,999)	-	-
Elimination of deferred compensation upon adoption of SFAS No. 123R	-	-	-	-	(2,376,330)	2,376,330	-
Amortization of stock based compensation	-	-	-	-	1,379,621	-	-
Net income							385,207
BALANCE as of December 31, 2006	-	$ -	67,305,207	1,346,104	50,390,139	-	(39,446,226)

See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006	2005
Cash flows from operating activities:		
Net income (loss)	$ 385,207	$ (2,758,721)
Adjustments to reconcile net income (loss) to net cash used in operating activities:		
Depreciation and amortization	432,477	123,684
Cumulative effect adjustment	80,000	-
Amortization of stock based compensation	1,379,621	1,296,435
Amortization of deferred finance cost	91,745	31,239
Changes in operating assets and liabilities:		
Accounts receivable, net	(70,427)	(349,068)
Inventory	(1,017,830)	(331,913)
Prepaid expenses and other	(230,652)	88,734
Accounts payable	324,991	526,855
Accrued liabilities	(841,783)	(70,271)
Accrual for patent litigation expenses	(475,187)	845,200
Deferred revenue	(196,668)	194,062
Unamortized rent	(3,176)	-
Deferred rent	(3,987)	(7,621)
Net cash used in operating activities	(145,669)	(411,385)
Cash flows from investing activities:		
Purchase of intangible assets	(260,407)	-
Purchase of property and equipment	(493,265)	(541,918)
Cash received in connection with merger, net of cash paid	2,973,799	-
Capitalized merger costs	-	(430,997)
Net cash provided by (used in) investing activities	2,220,127	(972,915)
Cash flows from financing activities:		
Proceeds from draw against note payable	500,000	500,000
Payment of convertible note	(1,000,000)	-
Proceeds from common stock purchased by SHPI 401(k) Plan	-	19,596
Net cash (used in) provided by financing activities	(500,000)	519,596
Net increase (decrease) in cash and cash equivalents	1,574,458	(864,704)
Cash and cash equivalents at beginning of year	707,222	1,571,926
Cash and cash equivalents at end of year	$ 2,281,680	$ 707,222
Supplemental non-cash flow information		
Fair value of assets acquired, net of cash received (See Note 3)	$ 9,289,560	$ -
Fair value of liabilities assumed in merger (See Note 3)	$ 2,145,800	
Capitalized merger costs paid in 2005	$ 430,997	
Supplemental cash flow information		
Cash payments for interest	$ 55,436	$ -

(1)

See accompanying notes to consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	HISTORY AND NATURE OF OPERATIONS

Specialized Health Products, Inc. (“SHP”), a Utah corporation, was incorporated in November 1993. On July 28, 1995, SHP became a wholly-owned subsidiary of SHPI, a Delaware corporation, through a merger with a subsidiary of SHPI (the “Acquisition”). On that date, SHP changed its name to “Specialized Health Products International, Inc.” (“SHPI” or the “Company”). The persons serving as officers and directors of SHP immediately prior to the consummation of the Acquisition were elected to the same offices with SHPI and retained their positions as directors and officers of SHP. In addition, the outstanding securities of SHP became outstanding securities of SHPI.

SHPI completed its merger with The Med-Design Corporation (“Med-Design”) on June 2, 2006, following approval by stockholders of both companies. Following completion of the merger, Med-Design stockholders received 21,525,788 shares of SHPI’s common stock in exchange for their shares of Med-Design common stock, representing approximately 32.48% of the outstanding shares of SHPI. Med-Design was incorporated in 1994 and since that time has been principally engaged in the design and development of safety medical needle products and technologies. The financial results included in this report include combined operations from June 2, 2006, the date of the merger, through December 31, 2006.

SHPI designs, develops, manufactures, markets and licenses safety healthcare products that minimize the risk of accidental needle sticks. The Company has developed multiple products based upon a broad intellectual property portfolio that applies to multiple medical needle categories. There are currently twelve marketed product lines based upon the Company’s proprietary technologies, including six manufactured product lines and six licensed products. These products compete in the Huber, syringe, pre-filled syringe, blood collection, introducer, and bone marrow biopsy needle markets. The Company has license or original equipment manufacturing (“OEM”) supply agreements for potential new product entries in the IV catheter, spinal, epidural, and percutaneous endoscopic gastrostomy (“PEG”) introducer needle markets. The Company’s primary business segment is the safety Huber needle market, for which it manufactures four product lines.

In 2006 and 2005, 58% and 52% of the Company’s revenues, respectively, were generated under agreements with four corporate partners in 2006 and two corporate partners in 2005. The significant amount of revenues the Company receives under these arrangements presents a risk to their commercial success, as termination of any of these agreements could have a material adverse effect on the Company and their revenues.

(2)	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Specialized Health Products International, Inc. and its wholly-owned subsidiaries, Specialized Health Products, Inc., Safety Syringe Corporation for all of 2005 and 2006, and Med-Design Corporation, MDC Holdings, Inc. and MDC Research Ltd. from June 2, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Risk

The Company’s distribution and license agreements are primarily with partners operating in the United States. At December 31, 2006, three partners accounted for approximately 59% of the accounts receivable balance. For the year ended December 31, 2006 four partners accounted for approximately 58% of total revenues and for the year ended December 31, 2005, two partners accounted for approximately 52% of total revenues.

The Company is currently utilizing a single contract manufacturer headquartered in Vista, California, with compliant assembly facilities in Tijuana, Mexico, to produce its LiftLoc® and MiniLoc® Safety Infusion Sets, SecureLoc™ Safety Introducer Needle, SafeStep® Huber Needle Set, and the Tyco Healthcare Monoject Magellan™ Bone Marrow Biopsy/Aspiration Needle. The Company believes that other contract manufacturers could provide similar services on comparable terms. A change in contract manufacturers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

Cash and Cash Equivalents

The Company considers all certificates of deposit with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents are deposited with five financial institutions located in Salt Lake City, Utah and Los Angeles, California and at times may exceed insured depository limits of $100,000 per institution. As of December 31, 2006 the Company had $6,156,855 deposited with such banks that exceeded that limit.

Available-for-Sale Securities

The Company’s investments are classified as available-for-sale securities and, accordingly, any unrealized holding gains or losses, net of taxes, are excluded from income and recognized as a separate component of stockholders’ equity until realized. Investments in marketable securities are made consistent with the Company’s investment guidelines as developed by management and approved by the board of directors. Available-for-sale securities are reported at fair value, based on quoted market prices.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined using the first-in first-out (“FIFO”) basis. At December 31, 2006, inventory is comprised of the following:

Raw Materials	$1,588,006
Finished Goods	440,014
Total	$2,028,020

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

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its long-lived assets may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. No such impairments were recorded during the years ended December 31, 2006 and 2005.

Goodwill and Other Intangible Assets

The Company reviews goodwill and other intangible assets for impairment annually. If the fair value exceeds the carrying value of the asset, it is not considered impaired. If the carrying value exceeds its fair value, the Company must analyze the fair value of the asset relative to its carrying value. If its carrying value exceeds its fair value, an impairment loss is recorded to write the asset down to fair value. Determining the fair value of the asset involves the use of significant estimates and assumptions. These estimates and assumptions include projected revenue growth rates and operating margins to calculate estimated cash flows. No such impairment was recorded during the year ended December 31, 2006. There was no goodwill at December 31, 2005.

Other intangible assets at December 31, 2006 consist of the following:

Amortization of intangible assets is calculated using the straight-line method over 9 to 17 years for patent costs and 10 years for the license rights. Amortization expense related to intangible assets for the years ended December 31, 2006 and 2005 was $181,490 and $20,000, respectively.

Estimated future amortization expense for the intangible assets as of December 31, 2006 is as follows:

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

Accrued liabilities that exceeded 5% of current liabilities as of December 31, 2006 are as follows:

Stock-Based Compensation

In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R and prior periods are not revised for comparative purposes. The share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. Stock-based awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the statement of operations. Because the Company had only 28,000 options outstanding as of December 31, 2006, all of which were fully vested prior to January 1, 2006, there is no charge attributable to the year ended December 31, 2006. There were no option grants during the year ended December 31, 2006.

Prior to the issuance of SFAS No. 123R, the Company accounted for stock based compensation granted using Accounting Principles Board APB Opinion 25 “Accounting for Stock Issued to Employees.” As such no compensation cost has been recognized for the Company’s fixed stock option plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards under those plans consistent with SFAS No. 123 “Accounting for Stock-Based Compensation,” the net loss and net loss per common share would have changed to the pro forma amounts indicated below:

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Pursuant to Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, the Company recognizes license revenue when the following criteria has been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price is fixed or determinable, and (d) collectibility is reasonably assured. Upfront payments relating to license agreements are recognized ratably over the term of the related agreement.

The Company received a $500,000 upfront payment in December 2005 from an undisclosed multinational medical products company relating to a license agreement for the manufacture and marketing of safety peripheral IV catheter devices, which will be recognized ratably over the three year life of the underlying agreement. No upfront fees were received in 2006.

Product revenues are recognized when persuasive evidence of an arrangement exists, risk of loss and title has transferred to our customers, the fee is fixed or determinable and collection is probable. Rights of return for manufactured product are dependent upon the agreement. No right of return is provided for product manufactured under private label, as such product is custom manufactured to order for those distributors. Product manufactured and distributed under the Company’s own label does provide rights of return in the case of shipping errors or product received in damaged condition. In addition, distributors have the right, on a quarterly basis, to request the return of excess or slow-moving inventory. An accrual for product returns, calculated using historical data, is made at the end of each quarter.

Royalty revenue is recognized when the related products are sold or upon the Company’s fulfillment of any future obligation under the related agreements. Revenue from development agreements is recognized as the services are performed, in accordance with the terms of the agreements.

Research and Development Costs

Research and development costs are expensed as incurred.

Income Taxes

The Company recognizes a liability or asset for net operating losses and credit carryforwards and the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

The book values of the Company’s financial instruments, including cash and cash equivalents, available-for-sale securites, accounts receivable, accounts payable and notes payable, approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). This statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal,” as set forth in ARB No. 43. In addition, this statement requires that the allocation of fixed production overhead to the costs of production be based on the normal capacity of the production facilities. The Company adopted SFAS No. 151 at the beginning of fiscal year 2006 with no material impact to the financial condition, results of operations, or cash flows.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” (“SFAS No. 153”) was issued. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. The Company adopted SFAS No. 153 at the beginning of fiscal year 2006 with no material impact to the financial condition, results of operations, or cash flows.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company beginning January 1, 2007. The Company does not expect a material impact to the financial condition, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. SFAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.

Prior to the issuance of SAB 108, there have been two widely-used methods, known as the “roll-over” and “iron curtain” methods, of quantifying the effects of financial statement misstatements. The roll-over method quantifies the amount by which the current year income statement is misstated while the iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Neither of these methods considers the impact of misstatements on the financial statements as a whole.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures. This approach is referred to as the “dual approach” as it requires quantification of errors under both the roll-over and iron curtain methods.

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

The Company initially applied SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. Upon adoption of SAB 108, the Company recorded a cumulative effect adjustment in the amount of $80,000 to reduce an accrued liability which the Company believes was overstated at December 31, 2005. The effect of this adjustment on the 2005 financial statements was not material.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flow. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Net Loss Per Common Share

The Company generated net income during the year ended December 31, 2006, and incurred a net loss for the year ended December 31, 2005. The basic net income per common share for 2006 and net loss per common share for 2005 are based on the weighted average number of common shares outstanding, excluding unvested restricted stock. The diluted net income per common share for 2006 is calculated using the treasury method, adding the number of shares of unvested restricted stock and adding the number of warrants and options that are in the money, reduced by the number of shares that would be repurchased from the proceeds of the warrant or option exercises.

Outstanding stock options, warrants and unvested restricted stock are not included in the calculation of diluted earnings per share for 2005 because their inclusion would be antidilutive, thereby reducing the net loss per common share. At December 31, 2006, options and warrants to purchase 3,054,846 shares of common stock at exercise prices ranging from $0.02 to $11.23 per share were outstanding. At December 31, 2005, options and warrants to purchase 194,250 shares of common stock at exercise prices ranging from $0.02 to $1.25 per share were outstanding. At December 31, 2006 and 2005, there were 4,672,871 and 3,522,897 unvested restricted common shares outstanding, respectively.

(3)	MERGER AGREEMENT

At the annual stockholder meeting of SHPI stockholders held May 18, 2006 and the special Med-Design stockholder meeting held June 2, 2006, stockholders of both companies approved the Agreement and Plan of Merger and Reorganization entered into by the parties on November 21, 2005. Under the agreement, Med-Design stockholders received 21,525,788 shares of SHPI’s common stock in exchange for their shares of Med-Design common stock. Upon completion of this exchange, the former Med-Design stockholders owned approximately 32.48% of the outstanding shares of SHPI. The combination became effective on June 2, 2006, the date the Med-Design stockholders voted to approve the merger. The merger was accounted for as a purchase business combination with SHPI as the acquiring company. The financial results included in this report include combined operations from June 2, 2006 through December 31, 2006.

SHPI and Med-Design both had a history of operating losses. The directors and management teams of both companies believed that the combination of the organizations would provide a stronger, more competitive company capable of achieving greater financial strength, operating efficiencies, earning power, access to capital and growth potential than either company would have separately.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company utilized an independent valuation firm to independently value the assets acquired in the transaction. Based upon the value of the common stock issued to the former Med-Design stockholders, the costs incurred to effect the acquisition, and the liabilities assumed, the transaction was valued at $12,932,380. The Company is in the process of obtaining additional information on assumed liabilities. The following discloses the consideration and values assigned to each major asset and liability category at December 31, 2006:

Purchase Price:
Value of common stock issued	$ 9,686,580
Acquisition costs (includes $430,997 paid in 2005)	1,100,000
Assumption of Med-Design liabilities	2,145,800
$ 12,932,380

Allocated as follows:

Tangible Assets:
Cash and cash equivalents	$ 3,642,820
Available-for-sale securities	4,275,357
Accounts receivable	1,032,723
Inventory	391,700
Prepaid expenses/other assets	80,100
Property, plant and equipment	153,700
Total	9,576,400

Intangible Assets:
License rights	2,485,000
Goodwill	870,980
$ 12,932,380

Of the $2,145,000 of liabilities assumed in the acquisition of Med-Design, $1,281,184 related to costs associated with exiting the Med-Design business, of which $745,195 was paid out as of December 31, 2006. The remaining liability associated with the costs to exit the Med-Design business as of December 31, 2006 is $535,989.

The value assigned to license rights, based on the income approach, is the sum of the values assigned to the existing Med-Design license agreements with Becton, Dickinson and Company, and Enpath Medical, Inc. and the value of the SafeStep® Huber Needle Set distribution agreement with Alliance Medical. The license rights will be amortized equally over their estimated 10 year remaining life as determined by the independent valuation firm. The goodwill arising from the transaction will be tested on an annual basis for impairment. None of the goodwill acquired as part of the Med-Design acquisition is deductible for tax purposes.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma financial information presents the consolidated results for the years ended December 31, 2006 and 2005, reported as though the business combination had been completed at the beginning of each of the periods presented. This pro forma financial information is not intended to be indicative of future results.

(4)	PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and consists of the following as of December 31, 2006:

(5)	AVAILABLE-FOR-SALE SECURITIES

Gross unrealized gains and losses on available-for-sale securities as of December 31, 2006 are as follows:

The Company had no unrealized interest, gains or losses as of December 31, 2006 on the above available-for-sale securities. The Company had no sales or purchases of available-for-sale securities for the year ended December 31, 2006.

Investment income from available-for-sale securities for the year ended December 31, 2006 was $133,921.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	RESEARCH AND DEVELOPMENT AGREEMENTS

In June 2004, the Company entered into a worldwide Development and OEM Supply/Distribution agreement with a customer for the marketing and sale of conventional and safety bone marrow biopsy needles. Under the terms of the agreement, the customer will purchase safety and conventional bone marrow biopsy needles from the Company, as well as reimburse the Company for certain research and development expenses related to product commercialization. The agreement is for an initial term of three years during which it is noncancellable. After the initial three-year term it automatically renews for additional one-year terms unless terminated in writing upon 180 days notice.

The Company recognized research and development revenue of $152,107 and $761,840 for the years ended December 31, 2006 and 2005, respectively, related to this agreement. The Company recognized research and development expenses of $572,188 and $743,766 for the years ended December 31, 2006 and 2005, respectively, related to this agreement.

(7)	COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases office space under a non-cancelable operating lease, which is effective through December 31, 2008. The following summarizes future minimum lease payments under the operating lease at December 31, 2006:

Rental expense for the years ended December 31, 2006 and 2005 totaled approximately $276,549 and $254,345, respectively.

Line of Credit

The Company maintains a $1,500,000 revolving line of credit under which borrowings are collateralized by substantially all of the assets of the Company. Available borrowings are based primarily on outstanding accounts receivable. As of December 31, 2006, there was no outstanding balance on the revolving line of credit. The line has a maturity date of February 10, 2008, and carries an interest rate equal to 1.00 percentage point above the Prime Rate.

Employment and Indemnity Agreements

The Company has entered into employment agreements with four members of senior management. While each differs as to salary, bonus and stock options, each of the agreements provides for health and life insurance coverage, vacation, and severance benefits if the officers are terminated for reasons other than disability, death, or for cause.

The Company has entered into indemnity agreements (the “Indemnity Agreements”) with each of its executive officers and directors pursuant to which the Company has agreed to indemnify the officers and directors to the fullest extent permitted by law for any event or occurrence related to the service of the indemnitee for the Company as an officer or director that takes place prior to or after the execution of the Indemnity Agreement. The Indemnity Agreements obligate the Company to reimburse or advance expenses relating to any proceeding arising out of an indemnifiable event. Under the Indemnity Agreements, the Company’s officers and directors are presumed to have met the relevant standards of conduct required by

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Delaware law for indemnification. Should the Indemnity Agreements be held to be unenforceable, indemnification of these officers and directors may be provided by the Company in certain cases at the Company’s discretion.

Litigation

In December 2002, Becton Dickinson (“BD”) filed a lawsuit against Tyco Healthcare in the United States Court of the District of Delaware, asserting that Tyco Healthcare’s Monoject Magellan™ safety products infringe upon BD’s U.S. Patent No. 5,348,544 (‘544 Patent), titled “Single-Handedly Actuable Safety Shield for Needles.”

On October 26, 2004, a jury found in favor of BD that Tyco Healthcare’s Monoject Magellan™ safety products willfully infringed the ‘544 Patent and awarded damages of $4.4 million. On November 1, 2004, the court entered the judgment in favor of BD. Tyco Healthcare challenged the jury finding in post-trial motions, which challenge resulted in the granting of a new trial. The date established for the new trial is in November 2007. Tyco Healthcare developed the Monoject Magellan™ safety products in association with the Company. The Company is not a party to the patent infringement lawsuit.

Under the Kendall Agreement, Tyco Healthcare has the right to withhold up to fifty percent (50%) of royalties due as an offset against litigation expenses related to charges of infringement by a third party for the manufacture, use or sale of licensed product. This right continues during the period in which such litigation is pending. If, as a result of a judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due us on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to us. Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, the Company recorded a liability of approximately $1,300,000 at December 31, 2003, which amount was our estimate of the portion of costs associated with BD’s lawsuit against Tyco Healthcare that Tyco Healthcare would withhold against the royalties due SHPI through 2005. During the twelve month contract periods ended September 30, 2004 and 2005, Tyco Healthcare withheld fifty percent of royalty payments due the Company, which amounts totaling $1,000,000 have been offset against the accrual. Based on information obtained during the fourth quarter of 2005, the Company anticipated the litigation would continue at least through 2007. Accordingly, the Company recorded an additional liability of $1,095,200 at December 31, 2005, which amount was the Company’s estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due the Company during 2006 and 2007. As of December 31, 2006, there remained $911,377 of the accrued liability which represents the Company’s estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare will withhold against future royalties due SHPI. In the event litigation continues beyond 2007, or if Tyco Healthcare ultimately loses the case on appeal, additional liabilities may accrue. If Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan™ safety products in their current form. Additional litigation to enforce patents, to protect proprietary information, or to defend the Company against alleged infringement of the rights of others may occur.

Purchase Order Commitments

Due to the long lead-time of critical components for the LiftLoc (R), MiniLoc (TM), and SafeStep (R), Safety Infusion Set product lines and the SecureLoc (TM) Safety Introducer Needle, as of December 31, 2006 the Company had issued approximately $822,800 in long-term purchase orders relating to these products.

(8)	STOCK BASED COMPENSATION

Effective August 1998, adoption of the Specialized Health Products International, Inc. 1998 Stock Option Plan was approved by the Company’s Board of Directors. The plan is administered by the Board of Directors. The plan provides for the issuance of options for the purchase of up to 2,000,000 shares of

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock to directors, officers, employees and consultants. The exercise prices of the options granted may not be less than the greater of $1.00 per share or the fair market value (or 110% of such fair market value when the optionee is a 10% stockholder) of the underlying common stock on the date of grant. The options are exercisable for a period not to exceed 10 years (or five years when the optionee is a 10% stockholder) from the date of grant.

Effective June 2000, adoption of the Specialized Health Products International, Inc. 2000 Stock Option plan was approved by the Company’s Board of Directors. The plan is administered by the Board of Directors. The plan provides for the issuance of options for the purchase of up to 2,500,000 shares of common stock to directors, officers, employees and consultants. The exercise price of the options granted will be the greater of $1.00 per share or the fair market value (or 110% of such fair market value when the optionee is a 10% stockholder) of the underlying common stock on the date of grant. The options are exercisable for a period not to exceed 10 years (or five years when the optionee is a 10% stockholder) from the date of grant. As of December 31, 2006, options to acquire an aggregate of 15,000 shares of common stock at exercise prices ranging from $1.00 to $1.12 were outstanding under the 2000 stock option plan.

Effective November 2001, the Company’s Board of Directors and stockholders approved the adoption of the Specialized Health Products International, Inc. 2001 Stock Option plan. The plan permits the Company to grant non-qualified stock options and incentive stock options to acquire common stock. The total number of shares authorized for the plan may be allocated by the board between non-qualified stock options and incentive stock options from time to time, subject to certain requirements of the Internal Revenue Code of 1986, as amended. The option exercise price per share under the plan may not be less than the fair market value (or 110% of such fair market value when the optionee is a 10% stockholder) on the date on which the option is granted. A total of 5,000,000 shares are available for issuance under the plan. The options are exercisable for a period not to exceed 10 years (or five years when the optionee is a 10% stockholder) from the date of grant. At December 31, 2006, options to acquire an aggregate of 13,000 shares of common stock at exercise prices of $1.19 were outstanding under the 2001 Stock Option plan.

Effective May 2006, the Company’s Board of Directors reduced the number of shares authorized and reserved for issuance under the 2000 Stock Option Plan, 2001 Stock Option Plan and 2004 Stock Incentive Plan from 13,500,000 shares to 6,028,000 shares to make sufficient shares of common stock available to issue to former stockholders of Med-Design pursuant to the merger. The number of remaining shares authorized under these plans at December 31, 2006 is 1,327,129.

A summary of the status of the Company’s option plans as of December 31, 2006 and 2005, and changes during the years then ended is presented below:

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2006:

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The options had no intrinsic value at December 31, 2006 since the exercise prices of all options were greater than the Company’s average stock price during the year.

On September 15, 2004, The 2004 Stock Incentive Plan (“Stock Plan”) was approved by the Board of Directors and became effective on that date, subject to the Stock Plan being approved by the stockholders within six months after that date. The Stock Plan provides that 6,000,000 shares of the Company’s authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan. On October 19, 2004, a special meeting of stockholders was held, at which time the stockholders approved the Stock Plan. The Stock Plan allows the Company, under the direction of the Compensation Committee, to make broad-based grants of restricted stock and stock units, any of which may or may not require the satisfaction of performance objectives, to employees and non-employee directors. Under the Stock Plan, current directors and employees holding stock option grants were given the election of retaining those stock option grants or surrendering them for grants of common stock. This resulted in the surrender of 5,738,190 stock options in exchange for the issuance of 3,375,397 shares of restricted common stock which cliff vest at the end of three years. The stock issuance resulted in a non-cash charge of $3,825,521, which is being expensed ratably over the three year vesting period of the stock grants. In February 2005, the Board of Directors approved the grant of 147,500 shares of restricted stock to certain employees, resulting in a non-cash charge of $94,399, which is being expensed ratably over the three year cliff vesting period of the stock grants. In March 2006, the Board of Directors approved the grant of 50,000 shares of restricted stock to certain employees, resulting in a non-cash charge of $26,000, which is being expensed ratably over the three year cliff vesting period of the stock grants. In August 2006, the Board of Directors approved the grant of 1,099,974 shares of restricted stock to certain directors and employees which vest ratably on the anniversary date of the grant, resulting in a non-cash charge of $501,989, which is being expensed ratably over the three year vesting period of the stock grants.

The fair value of the restricted stock grants is measured by using the price of the Company’s shares on grant date. No adjustments were made for dividends and forfeitures as no dividends are expected to be paid on the underlying shares and no forfeitures are expected.

Total compensation costs related to nonvested awards to be recorded was approximately $1,524,000 as of December 31, 2006. The compensation cost is expected to be recognized over the weighted average period of 1.58 years.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s restricted stock grants as of December 31, 2006 and 2005, and changes during the years then ended is presented below:

(9)	CAPITAL TRANSACTIONS

Common Stock

During the year-ended December 31, 2006, the Company issued 21,525,788 shares of common stock to acquire all the outstanding shares of Med-Design. See Note 3 to the Consolidated Financial Statements. Also, during the year-ended December 31, 2006, 1,149,974 shares of restricted stock were granted to certain employees under the 2004 Stock Incentive Plan.

During the year-ended December 31, 2005, purchases of stock by employees through the Company’s 401(k) Plan resulted in the issuance of 23,950 shares of common stock.

Stock Warrants.

On March 22, 2004, the Company entered into an agreement with Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P. (collectively, “Galen Partners”) whereby Galen Partners agreed to purchase a convertible promissory note (“Note”) in the aggregate principal amount of $1,000,000 upon the Company’s request made at any time between March 31, 2004 and March 31, 2005. As of December 31, 2005 and 2006, Galen Partners owned approximately 34.2% and 23% of the Company’s common stock, respectively. As consideration for entering into this purchase agreement, Galen Partners received a warrant that provides them the right, but not the obligation, to purchase 80,000 shares of common stock at an exercise price of $0.02 per share. Valuing the warrants utilizing the Black-Scholes valuation model, the issuance of the 80,000 warrants resulted in deferred financing costs of $108,552. All of the costs were expensed during the years ended December 31, 2006 and 2005, due to the note being paid in full at June 30, 2006. The warrants expire on March 22, 2007. Further, the Company paid $9,991 in legal fees related to this transaction. The Note has a term of three years and bears interest at the rate of 12% per annum, with accrued interest to be paid July 1 and January 1 of each year the Note remains outstanding. The Note also provides that the Company may prepay all or any portion of the outstanding principal amount at any time without penalty. The entire outstanding principal amount due on the Note may, at Galen Partner’s option, be converted into fully paid and nonassessable shares of the Company’s common stock. The conversion price will be 110% of the average closing share price for the Company’s common stock as reported on NASDAQ or the OTC Bulletin Board for the twenty (20) consecutive trading days prior to the date of the issuance of the Note.

On March 7, 2005, Galen Partners agreed to a six-month extension of its $1,000,000 promissory note agreement through September 30, 2005 in exchange for the issuance of warrants to purchase 40,000 shares of the Company’s common stock at an exercise price of $0.02 per share. The Company exercised its right, to extend the agreement for an additional six-month period through March 31, 2006, for the issuance of warrants to purchase an additional 40,000 shares of the Company’s common stock at an exercise price of $0.02 per share. All other terms and conditions of the original agreement remain unchanged in the subsequent agreement. Valuing the warrants utilizing the Black-Scholes valuation model, the issuance of

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the 40,000 warrants resulted in amortization of $35,351 recognized during the year ended December 31, 2006, due to the note being paid in full at June 30, 2006. Amortization expense in 2005 was $36,388.

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

On March 6, 2006, the Company elected to draw the remaining $500,000 against the note agreement with Galen Partners. The note has a maturity date of March 6, 2009, at which time any outstanding principal and accrued interest must be paid in full.

On June 30, 2006, the Company elected to prepay the $1,000,000 convertible note in full, along with all accrued interest. No further liabilities exist under the note agreement.

The Company assumed 2,309,532 Med-Design warrants at strike prices ranging from $6.03 to $14.1375 in the merger. These warrants were exchanged for warrants to purchase the Company’s common stock at the same final exchange ratio received by the Med-Design stockholders resulting in the Company issuing 2,906,846 warrants at strike prices ranging from $4.79 to $11.23. The aggregate Black-Scholes value of the Company’s warrants issued in this exchange approximated $14,000 and is included as a component of the purchase price.

The following summarizes all warrant activity for the Company for the years ended December 31, 2006 and 2005.

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005: average risk-free interest rate ranging from 3.25% to 3.75%; expected lives of 3 years; expected dividend yield of zero percent; expected volatility of 73 percent.

The fair value of each warrant assumed in 2006 was estimated on the date of purchase using the Black-Scholes option pricing model with the following weighted-average assumptions used for warrants assumed in 2006: average risk-free interest rate of 7.0%; expected lives of 3 years; expected dividend yield of zero percent; expected volatility of 82 percent.

(10)	INCOME TAXES

While the Company was profitable in 2006, it incurred no tax expense due to the utilization of net operating losses incurred in prior periods. Significant components of the Company’s net deferred income tax assets as of December 31, 2006 are as follows:

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net change in the valuation allowance for the years ended December 31, 2006 and 2005 was an increase of $19,795 and $1,307,559, respectively. The net change in valuation allowance for December 31, 2006 excludes $25,301,967 acquired in the merger with Med-Design.

Statement of Financial Accounting Standards No. 109 (“SFAS 109”) requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Because the Company has a history of operating losses, the Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. The Company has recorded a full valuation allowance as of December 31, 2006.

At December 31, 2006, the Company had total tax net operating losses (“NOL’s”) of $86,900,407 which will expire in the years 2007 through 2026, and research and experimentation tax credits of $1,586,782 which will expire in the years 2009 through 2027, that can be carried forward to reduce federal and state income taxes, if any. Approximately $1,270,000 of NOL’s were used during 2006 and none expired in 2006. As defined in Section 382 of the Internal Revenue Code, the Company has undergone a greater than 50 percent ownership change as a result of the financing initiatives taken in 2001 and 2002. Consequently, there are limitations on the amount of the Company’s NOL’s which may be utilized to offset future taxable income in any one year. The maximum amount of carryforwards available in a given year is limited to the product of the Company’s value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforwards not utilized in prior years, as well as any post-change NOL’s generated by the Company. As part of the Med-Design Corporation acquisition in June of 2006, the Company acquired approximately $61,500,000 of net operating losses. These losses are subject to an annual limitation of approximately $79,000 under Internal Revenue Code Section 382, and consequently, approximately $60,000,000 will expire prior to utilization. In addition, SFAS 109 requires that as the Company realizes a tax benefit from the Med-Design NOL’s, that any benefit shall first, be applied against and reduce to zero, goodwill related to the acquisition, and second, reduce to zero other noncurrent assets related to the acquisition and third, reduce income tax expense.

(11)	EMPLOYEE BENEFIT PLAN

Employees who are 21 years of age are eligible for participation in the Specialized Health Products International, Inc. 401(k) Plan and may elect to make contributions to the plan. The Company matches 100 percent of such contributions up to five percent of the individual participant’s compensation. The Company’s contributions to the plan were approximately $124,000 and $110,000 for the years ended December 31, 2006 and 2005, respectively.