Form 10QSB
period 2007-03-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2007-05-09
CIK 790228

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

Commission File Number 0-26694

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-0945003
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

585 West 500 South, Bountiful, Utah 84010

(Address of principal executive offices, including zip code)

(801) 298-3360

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 8, 2007
Common Stock, $.02 par value	67,338,296 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements
Condensed Consolidated Balance Sheets
As of March 31, 2007 and December 31, 2006	1

Condensed Consolidated Statements of Operations
For the three months ended March 31, 2007 and 2006	2

Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2007 and 2006	3

Notes to Condensed Consolidated Financial Statements	4

Item 2: Management’s Discussion and Analysis and Plan of Operation	8

Item 3: Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	20

Item 6: Exhibits	20

Signatures	21

-i-

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$ 2,354,232	$ 2,281,680
Available-for-sale securities	4,275,375	4,275,375
Trade accounts receivable, net	2,411,294	2,680,865
Inventory	1,917,395	2,028,020
Prepaid expenses and other	380,209	368,942
Total Current Assets	11,338,505	11,634,882

Property and Equipment, net of accumulated depreciation of $1,315,005
and $1,234,411 at March 31, 2007 and December 31, 2006, respectively	1,291,739	1,282,119
Intangible assets, net	2,769,606	2,805,032
Goodwill	870,980	870,980
Other assets	30,987	30,987
	$ 16,301,817	$ 16,624,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 1,131,607	$ 1,699,869
Accrued liabilities	1,163,592	1,354,003
Accrual for patent litigation expenses	768,087	911,376
Deferred revenue	196,668	196,668
Total current liabilities	3,259,954	4,161,916

Deferred revenue, net of current portion	122,900	172,067
Total liabilities	3,382,854	4,333,983

Commitments and contingencies (Note 4)

Stockholders’ equity:
Series A preferred stock, $.001 par value; 30,000,000 shares authorized, no
shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $.02 par value; 70,000,000 shares authorized, 67,338,296 and 67,305,207 sharess issued and outstanding at March 31, 2007
and December 31, 2006, respectively	1,346,766	1,346,104
Additional paid-in capital	50,714,733	50,390,139
Accumulated deficit	(39,142,536)	(39,446,226)
Total stockholders’ equity	12,918,963	12,290,017
Total liabilities and stockholders’ equity	$ 16,301,817	$ 16,624,000

See accompanying notes to condensed consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2007	2006

Revenue:
Product sales	$ 3,299,758	$ 1,389,848
Royalties	827,133	434,811
Technology fees and licensing revenues	49,167	49,167
Development fees and related services	23,667	154,015
	4,199,725	2,027,841
Cost of revenue	1,380,443	723,328

Gross profit	2,819,282	1,304,513

Operating expenses:
Research and development (2007 and 2006 totals
exclude amortization of stock based compensation
of $110,794 and $109,854, respectively)	993,039	830,292
Sales and marketing (2007 and 2006 totals
exclude amortization of stock based compensation
of ($11,393) and $5,528, respectively)	519,727	280,360
General and administrative (2007 and 2006 totals exclude
amortization of stock based compensation of $224,255
and $211,395, respectively)	721,404	378,480
Amortization of stock based compensation	323,656	326,777
Total operating expenses	2,557,826	1,815,909
Income (loss) from operations	261,456	(511,396)

Other income (expense):
Interest income	59,077	118
Other income (expense)	(675)	(28,317)
Total other income (expense), net	58,402	(28,199)

Income/franchise tax	(16,168)	(3,435)

Net income (loss)	$ 303,690	$ (543,030)

Basic net income (loss) per common share	$ 0.00	$ (0.01)
Diluted net income (loss) per common share	$ 0.00	$ (0.01)
Basic weighted average number of shares outstanding	62,643,003	44,630,556
Diluted weighted average number of shares outstanding	65,824,537	44,630,556

See accompanying notes to condensed consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 303,690	$ (543,030)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	159,967	51,829
Amortization of stock based compensation	323,656	326,777
Amortization of deferred finance cost	-	9,693
Changes in operating assets and liabilities:
Trade accounts receivable, net	269,571	413,202
Inventory	110,625	(49,834)
Prepaid expenses and other	(11,267)	(62,120)
Accounts payable	(568,262)	274,884
Accrued liabilities	(190,411)	12,469
Accrual for patent litigation expenses	(143,289)	(122,573)
Deferred revenue	(49,167)	(49,167)
Deferred rent	—	(1,906)
Net cash provided by operating activities	205,113	260,224

Cash flows from investing activities:
Purchase of intangible assets	(43,947)	(133,374)
Purchase of property and equipment	(90,214)	(215,112)
Net cash used in investing activities	(134,161)	(348,486)

Cash flows from financing activities:
Proceeds from draw against note payable	—	500,000
Proceeds from exercise of warrants	1,600	—
Net cash provided by financing activities	1,600	500,000
Net increase in cash and cash equivalents	72,552	411,738
Cash and cash equivalents at beginning of year	2,281,680	707,222
Cash and cash equivalents at end of period	$ 2,354,232	$ 1,118,960

See accompanying notes to condensed consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2006 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007. The Company’s significant accounting policies are set forth in Note 2 to the consolidated financial statements in the December 31, 2006 Annual Report on Form 10-KSB.

Specialized Health Products International, Inc. (“SHPI) completed its merger with The Med-Design Corporation (“Med-Design”) on June 2, 2006, following approval by stockholders of both companies. After completion of the merger, Med-Design stockholders received 21,525,788 shares of SHPI’s common stock in exchange for their shares of Med-Design common stock, representing approximately 32.48% of the outstanding shares of SHPI. The financial results included in the three month period ended March 31, 2007 includes combined SHPI and Med-Design operations from January 1, 2007 through March 31, 2007. Financial results for three month period ended March 31, 2006 are not consolidated with Med-Design financial results.

The Company’s working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new products and the level of sales of our current products. As of March 31, 2007, the Company had accounts payable and accrued liabilities totaling $2,295,199. The Company also had a current portion of accrued patent litigation expense of $768,087 and current deferred revenue of $196,668, neither of which will require the use of cash. At March 31, 2007, the Company had cash and cash equivalents of $2,354,232 and available-for-sale securities of $4,275,375. On March 6, 2006, the Company obtained a $1,500,000 revolving line of credit with Silicon Valley Bank, under which borrowings are collateralized by substantially all of the assets of the Company. Available borrowings are based primarily on outstanding accounts receivable. No funds have been drawn against this credit facility. Management believes that existing cash, cash equivalents, and available-for-sale securities, along with cash generated from the collection of accounts receivable, the sale of products, development fees and royalties, and available borrowings under the Company’s credit line, will be sufficient to meet the Company’s cash requirements during the next twelve months.

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

Effective May 2006, the Company’s Board of Directors reduced the number of shares authorized and reserved for issuance under the 2000 Stock Option Plan, 2001 Stock Option Plan and 2004 Stock Incentive Plan from 13,500,000 shares to 6,028,000 shares to make sufficient shares of common stock available to issue to former stockholders of Med-Design pursuant to the merger. The number of remaining shares authorized under these plans at March 31, 2007 is 1,374,040.

There was no change in the status of the Company’s option plans as of March 31, 2007.

On September 15, 2004, The 2004 Stock Incentive Plan (“Stock Plan”) was approved by the Board of Directors and became effective on that date, subject to the Stock Plan being approved by the stockholders within six months after that date. The Stock Plan provides that 6,000,000 shares of the Company’s authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan. On October 19, 2004, a special meeting of stockholders was held, at which time the stockholders approved the Stock Plan. The Stock Plan allows the Company, under the direction of the Compensation Committee, to make broad-based grants of restricted stock and stock units, any of which may or may not require the satisfaction of performance objectives, to employees and non-employee directors. Under the Stock Plan, current directors and employees holding stock option grants were given the election of retaining those stock option grants or surrendering them for grants of common stock. This resulted in the surrender of 5,738,190 stock options in exchange for the issuance of 3,375,397 shares of restricted common stock which cliff vest at the end of three years. The stock issuance resulted in a non-cash charge of $3,825,521, which is being expensed ratably over the three year cliff vesting period of the stock grants. In February 2005, the Board of Directors approved the grant of 147,500 shares of restricted stock to certain employees, resulting in a non-cash charge of $94,399, which is being expensed ratably over the three year cliff vesting period of the stock grants. In March 2006, the Board of Directors approved the grant of 50,000 shares of restricted stock to certain employees, resulting in a non-cash charge of $26,000, which is being expensed ratably over the three year cliff vesting period of the stock grants. In August 2006, the Board of Directors approved the grant of 1,099,974 shares of restricted stock to certain directors and employees which vest ratably on the anniversary date of the grant, resulting in a non-cash charge of $501,989, which is being expensed ratably over the three year vesting period of the stock grants.

Total stock based compensation cost for the three months ended March 31, 2007 was $323,656. During the three months ended March 31, 2007, 46,911 unvested restricted stock awards were forfeited resulting in the reversal of $29,169 of cumulative compensation cost recorded in prior periods. Additionally, 73,983 of unvested restricted stock awards were modified during the three months ended March 31, 2007 resulting in an incremental value of $24,112 which will be expensed ratably over the one year vesting period of the modified awards. Total compensation cost related to granted but unvested awards is approximately $1,230,144 as of March 31, 2007. Such compensation cost is expected to be realized in future periods.

(2)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company beginning January 1, 2007. The Company adopted FIN 48 at the beginning of fiscal year 2007 with no material impact to the financial condition, results of operations, or cash flows.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

(3)	Basic and Diluted Net Loss Per Common Share

The Company generated net income during the quarter ended March 31, 2007, and incurred a net loss for the quarter ended March 31, 2006. The basic net income per common share for 2007 and net loss per common share for 2006 are based on the weighted average number of common shares outstanding, excluding unvested restricted stock. The diluted net income per common share for 2007 is calculated using the treasury method, adding the number of shares of unvested restricted stock and adding the number of warrants and options that are in the money, reduced by the number of shares that would be repurchased from the proceeds if the warrant or option exercises.

Outstanding stock options, warrants and unvested restricted stock are not included in the calculation of diluted earnings per share for the period ended March 31, 2006 as their inclusion would be antidilutive, thereby reducing the net loss per common share. At March 31, 2007, options and warrants to purchase 2,879,190 shares of common stock at exercise prices ranging from $0.02 to $4.79 per share were outstanding. At March 31, 2006, options and warrants to purchase 148,000 shares of common stock at exercise prices ranging from $0.02 to $1.19 per share were outstanding. At March 31, 2007 and 2006, there were 4,625,960 and 3,522,897 unvested restricted common shares outstanding, respectively.

(4)	Commitments and Contingencies

Purchase Order Commitments

Due to the long lead-time of critical components for the LiftLoc®, MiniLoc®, and SafeStep® safety infusion set product lines and the SecureLoc™ Safety Introducer Needle, as of March 31, 2007 the Company had issued $1,953,006 in long-term purchase orders relating to these products.

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

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the Kendall Agreement, Tyco Healthcare has the right to withhold up to fifty percent (50%) of royalties due as an offset against litigation expenses related to charges of infringement by a third party for the manufacture, use or sale of licensed product. This right continues during the period in which such litigation is pending. If, as a result of a judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due us on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to us. Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, the Company recorded a liability of approximately $1,300,000 at December 31, 2003, which amount was our estimate of the portion of costs associated with BD’s lawsuit against Tyco Healthcare that Tyco Healthcare would withhold against the royalties due SHPI through 2005. During the twelve month contract periods ended September 30, 2004 and 2005, Tyco Healthcare withheld fifty percent of royalty payments due the Company, which amounts totaling $1,000,000 have been offset against the accrual. Based on information obtained during the fourth quarter of 2005, the Company anticipated the litigation would continue at least through 2007. Accordingly, the Company recorded an additional liability of $1,095,200 at December 31, 2005, which amount was the Company’s estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due the Company during 2006 and 2007. As of March 31, 2007, there remained $768,088 of the accrued liability which represents the Company’s estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare will withhold against future royalties due SHPI. In the event litigation continues beyond 2007, or if Tyco Healthcare ultimately loses the case on appeal, additional liabilities may accrue. If Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan™ safety products in their current form. Additional litigation to enforce patents, to protect proprietary information, or to defend the Company against alleged infringement of the rights of others may occur.

(5)	Income Taxes

At December 31, 2006, the Company had total net operating losses (“NOL’s”) of $86,900,407 and research and experimentation tax credits of $1,586,782 that can be utilized to reduce the Company’s future federal income taxes. The Company will utilize these NOL’s and tax credits to offset income tax liability for the three month period ended March 31, 2007. However, tax expense of $6,937 has been recorded for the quarter ended March 31, 2007 as the Company may be subject to alternative minimum tax.

Tabular information concerning the company’s uncertain tax positions have not been presented since these amounts are provided for in the Company’s valuation allowance.

(6)	Merger Agreement

The Company completed its merger with The Med-Design Corporation (“Med-Design”) on June 2, 2006, following approval by stockholders of both companies.

Of the $2,145,000 of liabilities assumed by the Company in the merger with Med-Design, $1,281,184 related to costs associated with exiting the Med-Design business, of which $844,368 was paid out as of March 31, 2007. The remaining liability associated with the costs to exit the Med-Design business as of March 31, 2007 is $436,816.

The following unaudited pro forma financial information presents the consolidated results for the three month period ended March 31, 2006, reported as though the business combination had been completed at the beginning of the period. The three month period ended March 31, 2007 includes the combined operations. This pro forma financial information is not intended to be indicative of future results.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Month Period
Ended March 31, 2006
Revenue	$ 3,084,885
Net loss	(961,936)

Basic and diluted net loss
per common share:	$ (0.02)

(7)	Capital Transactions

On March 20, 2007 Galen Partners exercised one of its warrants for 80,000 common shares at the exercise price of $0.02 per share resulting in cash proceeds of $1,600 to the Company. During the three months ended March 31, 2007, warrants for 95,656 shares of common stock assumed in the Med-Design merger expired.

Item 2. Management’s Discussion and Analysis and Plan of Operation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below under “Forward-Looking Statements”. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-QSB and our audited consolidated financial statements included in our annual report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein. All information presented herein is based on the three months ended March 31, 2007 and 2006. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We design, develop, manufacture, and market proprietary disposable medical devices for clinician and patient safety. Our innovative safety devices are designed to maximize the efficiency and quality of healthcare, while minimizing the risk of accidental needlesticks, which are a leading occupational cause of the spread of blood-borne diseases such as human immunodeficiency virus and autoimmunodeficiency syndrome (“HIV/AIDS”) and the hepatitis B and C viruses. We have developed multiple safety needle products based upon a broad intellectual property portfolio that applies to virtually all medical needles used today. We manufacture and market certain products, including three of the leading brands in the safety Huber needle market, under our own label. We license or supply other products on an OEM basis to leading manufacturers and marketers in the global disposable medical products industry, including Tyco Healthcare, Bard Access Systems, and BD Medical.

We completed our merger with The Med-Design Corporation (“Med-Design”) on June 2, 2006. Med-Design was principally engaged in the design and development of safety medical needle products and technologies. Med-Design has a broad intellectual property portfolio that relates primarily to retractable safety needle technology.

The financial results for the three month period ended March 31, 2007 include combined operations from January 1, 2007 through March 31, 2007. Financial results for the three month period ended March 31, 2006 are not consolidated with Med-Design financial results.

During the three month period ended March 31, 2007, we had total revenue of $4,199,725, compared with total revenue of $2,027,841 for the comparable period ended March 31, 2006. The increase in revenue of $2,171,884 or 107% during the three month period ended March 31, 2007, compared to the same period ended March 31, 2006, was primarily driven by increased sales of our manufactured products as they continue to gain acceptance in the market place, and the addition of new revenue streams from our merger with Med-Design. Total revenue derived from Med-Design revenue streams for the three month period ended March 31, 2007 was $1,351,084, representing 32% of total revenue during the quarter. During the three month period ended March 31, 2006, we realized no revenue from Med-Design.

Gross profit for the three month period ended March 31, 2007 was $2,819,282, representing a gross profit margin of 67%, compared to a 64% gross profit margin realized for the three month period ended March 31, 2006.

During the three month period ended March 31, 2007, we had total operating expenses of $2,557,826, compared with total operating expenses of $1,815,909 for the comparable period ended March 31, 2006. The increase was primarily related to increased operating costs from our expanded operations following our merger with Med-Design, as well as our significant increase in manufactured product sales.

Net income for the three month period ended March 31, 2007 was $303,690, representing an improvement of $846,720 compared to a loss of $543,030 for the three month period ended March 31, 2006. Net income per common share for the three month period ended March 31, 2007 was $0.00 compared to net loss per common share of $0.01 for the three month period ended March 31, 2006.

Sources of Revenue

Our revenue consists of (1) product sales, (2) product royalties, (3) technology fees and licensing revenues, and (4) development fees and related services.

Our product sales are derived primarily from sales of our manufactured safety Huber needles, safety introducer needles and bone biopsy needles to customers.

Our product royalty income is generated from products based upon our proprietary technologies that are subject to license agreements with larger corporate partners, including Tyco Healthcare, Becton, Dickinson and Company, Merit Medical Systems, Inc., TAP Pharmaceutical Partners Inc. and Enpath Medical, Inc. In each case, these products are manufactured and sold by our licensing partners, and we receive on-going royalty payments on product sales.

Our technology fees and licensing revenues consist of amortizing up-front payments related to certain license agreements.

Our development fees and related services consist of payments for services rendered and reimbursements from our partners related to product development activities.

Cost of Revenue and Operating Expenses

Our cost of revenue consists primarily of the raw material and manufacturing cost incurred to build the products sold during the three month period ended March 31, 2007, plus the cost of inbound and outbound freight.

Our research and development expenses consist primarily of personnel costs related to our proprietary research and development efforts and the design and development of our manufacturing lines and capabilities, as well as costs incurred in connection with our third-party collaboration efforts.

Our sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in marketing and selling activities, as well as travel, promotional, and advertising expenditures incurred to support the sale of our manufactured products.

Our general and administrative expenses consist primarily of wages and benefits for executive, legal, accounting and administrative personnel, insurance, rent and utilities, travel, depreciation and amortization of intangible assets, and other general corporate expenses.

Our amortization of stock based compensation consists of compensation cost recorded for restricted stock awards, the value of which are amortized over the vesting period of the awards in accordance with SFAS No. 123R.

Critical Accounting Policies

The application of certain accounting policies requires certain judgments and estimates made by our management that can affect the presentation of the results of our operations, financial position, cash flows and the related footnote disclosures. We base estimates on historical experience and other assumptions, as discussed below, that we believe are reasonable. If actual amounts are ultimately different from previous estimates, we include revisions in our results of operations for the period in which the actual amounts become known. The accounting policies and estimates with the greatest potential to have a significant impact on our operating results, financial position, cash flows and footnote disclosures are as follows.

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

Long-Lived Assets

We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable. When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. No such impairments were recorded during the three month periods ended March 31, 2007 and 2006.

Goodwill and Other Intangible Assets

We review goodwill and other intangible assets for impairment annually. If the fair value exceeds the carrying value of the asset, it is not considered impaired. If the carrying value exceeds its fair value, the Company must analyze the fair value of the asset relative to its carrying value. If its carrying value exceeds its fair value, an impairment loss is recorded to write the asset down to fair value. Determining the fair value of the asset involves the use of significant estimates and assumptions. These estimates and assumptions include projected revenue growth rates and operating margins to calculate estimated cash flows. No such impairment was recorded during the three month period ended March 31, 2007. There was no goodwill at March 31, 2006.

Stock Based Compensation

We adopted SFAS 123(R), “Share-Based Payment”, on January 1, 2006. We began prospectively expensing stock-based compensation, including stock options, restricted stock and stock awards, using the fair value method. Total compensation costs related to nonvested awards to be recorded was approximately $1,230,144 as of March 31, 2007. The compensation cost is expected to be recognized over the weighted average period of 1.36 years. Calculating the fair value of stock based compensation and recording the stock based compensation expense requires the use of estimates and assumptions which could differ from actual results.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. We adopted FIN 48 at the beginning of fiscal year 2007 with no material impact to the financial condition, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for us beginning January 1, 2008. We are currently evaluating the impact of this standard.

We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on its current or future earnings or operations.

Results of Operations

The following table presents our results of operations for the three months ended March 31, 2007 and 2006:

Remainder of page intentionally left blank

	Three Months Ended
	March 31,	March 31,
	2007	2006	Change	% Change

Revenue:
Product sales	$ 3,299,758	$ 1,389,848	$ 1,909,910	137%
Royalties	827,133	434,811	392,322	90%
Technology fees and licensing revenues	49,167	49,167	—	0%
Development fees and related services	23,667	154,015	(130,348)	-85%
Total Revenue	$ 4,199,725	$ 2,027,841	$ 2,171,884	107%
Cost of revenue	1,380,443	723,328	657,115	91%

Gross profit	2,819,282	1,304,513	1,514,769	116%

Operating expenses:
Research and development (2007 and 2006 totals
exclude amortization of stock based
Compensation of $110,794 and $109,854,
respectively)	993,039	830,292	162,747	20%
Sales and marketing (2007 and 2006 totals
exclude amortization of stock based
compensation of ($11,393) and $5,528,
respectively)	519,727	280,360	239,367	85%
General and administrative (2007 and 2006
totals exclude amortization of stock based
compensation of $224,255 and $211,395,
respectively)	721,404	378,480	342,924	91%
Amortization of stock based compensation	323,656	326,777	(3,121)	-1%
Total operating expenses	2,557,826	1,815,909	741,917	41%
Income (loss) from operations	261,456	(511,396)	772,852	151%

Other income (expense):
Interest income	59,077	118	58,959	NM
Other income (expense)	(675)	(28,317)	27,642	-98%
Total other income (expense), net	58,402	(28,199)	86,601	307%

Income/franchise tax	(16,168)	(3,435)	(12,733)	371%

Net income (loss)	$ 303,690	$ 543,030)	$ 46,720	156%

NM = not meaningful

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Revenue

	Three Months Ended
	March 31,	March 31,
	2007	2006	Change	% Change
Revenue:
Product sales	$ 3,299,758	$ 1,389,848	$ 1,909,910	137%
Royalties	827,133	434,811	392,322	90%
Technology fees and licensing revenues	49,167	49,167	—	0%
Development fees and related services	23,667	154,015	(130,348)	-85%
Total Revenue	$ 4,199,725	$ 2,027,841	$ 2,171,884	107%

Product Sales

Product sales increased 137% in the three month period ended March 31, 2007 compared to the comparable period in 2006. The significant increase was driven by increased sales of our leading safety Huber needle products, including LiftLoc® and MiniLoc® Safety Infusion Sets, as those products continue to gain market acceptance. Additionally, the three-month period ended March 31, 2007, reflects three full months of SafeStep® Huber Needle Set product revenue related to the Med-Design acquisition. The remaining increase is attributable to new OEM sales of PowerLoc® Safety Infusion Set to Bard Access Systems and Monoject™ Bone Marrow Biopsy needles to Tyco Healthcare.

Product Royalties

Royalty income increased 90% in the three month period ended March 31, 2007 compared to the comparable period in 2006. The primary growth drivers were increased royalties from the Monoject Magellan™ safety product lines licensed to Tyco Healthcare, as well as royalty income from Med-Design licensed products, including the Vacutainer® Push Button Blood Collection Set and the Integra™ Syringe, both licensed to BD Medical.

Technology Fees and Licensing Revenues

Technology fees and licensing revenue had no change due to upfront payments being amortized ratably over the multi-year life of the agreements. We are currently amortizing two upfront payments related to our license agreements. One such prepayment was for $150,000 which is amortized over a five year period. A second prepayment for $500,000 is amortized over a three year period.

Development Fees and Related Services

The 85% decrease in development fees and related services is attributable to the maturation of our funded development projects, which we anticipate moving into the production phase in 2007. As a result of the maturation of our current projects, our development efforts have decreased resulting in a significant decrease in development fees and related services.

Cost of Revenue

	Three Months Ended
	March 31,	March 31,
	2007	2006	Change	% Change

Cost of revenue	$ 1,380,443	$ 723,328	$ 657,115	91%

The cost of revenue increased $657,115 or 91% in the three month period ended March 31, 2007 compared to the same period in 2006. The increase in cost of revenues is attributable to the significant increase in product sales.

Gross Profit

Gross profit for the three months ended March 31, 2007 increased $1,514,769 or 116%, compared to the three months ended March 31, 2006. The increase in gross profit is directly related to the increase in our total revenue.

Gross profit margin for the three month period ended March 31, 2007 was 67%, representing an increase of three percentage points compared to the 64% gross profit margin realized in the comparable period of 2006. The increase in gross profit margin is primarily related to cost savings realized by transitioning to multi-cavity molds for the component parts of our MiniLoc® Safety Infusion Set product line in July 2006.

Operating Expenses

	Three Months Ended
	March 31,	March 31,
	2007	2006	Change	% Change
Research and development expense	$ 993,039	$ 830,292	$ 162,747	20%
Sales and marketing expenses	519,727	280,360	239,367	85%
General and administrative expenses	721,404	378,480	342,924	91%
Amortization of stock based compensation	323,656	326,777	(3,121)	-1%
Total operating expenses	$ 2,557,826	$ 1,815,909	$ 741,917	41%

Research and Development

Research and development (“R&D”) expenses increased 20% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, excluding $110,794 and $109,854 in amortization of stock based compensation expense, respectively. The increase in R&D expense is primarily due to an increase of $41,039 for personnel related expenses and an increase of $30,259 for depreciation of new manufacturing equipment in 2006. The remaining increase is due to a number of smaller increases in various expense categories related to the development and commercialization of safety bone marrow biopsy needle products for Tyco Healthcare and a safety PEG introducer needle for Bard Access Systems, the exploration of additional products based upon our proprietary medical safety needle technologies, continued manufacturing support of our manufactured product lines, and the development of product improvements to the SafeStep® Huber Needle Set product line acquired in the Med-Design transaction.

Sales and Marketing

Sales and marketing expenses increased 85% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, excluding a recaptured amount of ($11,393) and $5,528 in amortization of stock based compensation expense, respectively. The increase in sales and marketing expense is primarily due to an increase of $147,112 of expenses related to additional personnel hired to promote, market and sell our proprietary line of safety Huber needle products, including the SafeStep® Huber Needle Set product line acquired in the Med-Design merger, and new products developed by us.

General and Administrative

General and administrative expenses increased 91% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, excluding $224,255 and $211,395 in amortization of stock based compensation expense, respectively. The increase resulted primarily from increased insurance costs of $54,148 due to the Med-Design merger, increased amortization of the license rights acquired in the Med-Design merger of $62,125, increased professional fees of $107,153 due to audit fees being recorded as services are performed as compared to being accrued for the period being audited, the addition of a Chief Financial Officer on September 1, 2006, and a number of smaller increases in various expense categories.

We do not expect general and administrative expenses to continue to increase as a result of the Med-Design merger since all anticipated changes or additions related to the merger have been implemented.

Amortization of Stock Based Compensation

Amortization of stock based compensation decreased 1% for the three months ended March 31, 2007 compared to the same period of 2006. The decrease is due to the forfeiture of 46,911 shares of unvested restricted stock awards during the quarter, which resulted in the reversal of approximately $29,169 of cumulative compensation cost recorded in prior periods. This decrease was offset by an increase in amortization of stock based compensation related to restricted stock awards granted during the second and third quarters of 2006 and the amortization of the modified awards during the three months ended March 31, 2007.

Other Income

	Three Months Ended
	March 31,	March 31,
	2007	2006	Change	% Change

Other income (expense):
Interest income	$ 59,077	$ 118	$ 58,959	NM
Other income (expense)	(675)	(28,317)	27,642	-98%
Total other income (expense), net	$ 58,402	$ (28,199)	$ 86,601	307%

Income/franchise tax	$ (16,168)	$ (3,435)	$ (12,733)	371%

NM = not meaningful

Other income consists primarily of interest income. The $86,601 or 307% increase results from an increase in interest earned on invested funds of $4,275,375 in addition to a decrease of $17,922 of interest expense on the convertible note and a decrease of $9,693 relating to the expensing of deferred finance costs related to the issuance of warrants to Galen Partners in consideration for the convertible note. The Galen note, including all accrued interest, was paid in full on June 30, 2006. No further liabilities exist under the note agreement.

Income/franchise tax increased $12,733 or 371% due to increased franchise taxes related to the significant increase in Delaware franchise tax and additional state tax filings. The Delaware tax is based on the number of outstanding shares or the total assets of the company outstanding at year end, both of which increased significantly over the prior year due to the merger with Med-Design. We also recorded income tax expense of $6,937, since we expect to be subject to alternative minimum tax in 2007.

Net Income

As a result of the above described factors, net income for the three month period ended March 31, 2007 increased $846,720 to $303,690, compared to a loss of $543,030 for the three month period ended March 31, 2006. Net income per common share for the three month period ended March 31, 2007 was $0.00 compared to net loss per common share of $0.01 for the three months ended March 31, 2006.

Liquidity and Capital Resources

Historically, our principal use of cash has been to fund ongoing operations. To date, we have financed our operations principally through private placements of equity securities, the sale of technology and patents, product sales and royalties, development fees, technology and license fees, and proceeds from the sale of common stock.

We had $2,354,232 in cash and cash equivalents as of March 31, 2007, representing an increase of $72,522 from December 31, 2006. We also had $4,275,375 of available-for-sale securities as of March 31, 2007 compared to the same amount at December 31, 2006. Working capital as of March 31, 2007 was $8,078,551 compared to $7,472,966 as of December 31, 2006. This increase in cash and working capital in 2007 was primarily due to cash provided by operations offset by purchases of capital assets. Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing new safety medical needle technologies and other products to commercial viability, the timing of the market launches of new products, and the level of sales of our current products.

Operating Activities

Net cash of $205,113 was provided by operating activities during the three months ended March 31, 2007, representing a decrease of $55,111 compared to the $260,224 provided during the same period in 2006. The $205,113 provided in operating activities is primarily attributable to our positive net income of $303,690, the positive impact of non-cash items such as depreciation and amortization and stock based compensation, and the decrease of accounts receivable and inventory offset by a significant decrease in accounts payable and other liabilities for which cash was used.

Investing Activities

Cash used in investing activities was $134,161 for the three months ended March 31, 2007 compared to $348,486 for the three months ended March 31, 2006. During the three months ended March 31, 2007 and 2006, the cash used in investing activities was for purchases of property and equipment and capitalization of patent costs.

Financing Activities

Cash provided by financing activities was $1,600 for the three months ended March 31, 2007 compared to cash provided by financing activities of $500,000 for the three months ended March 31, 2006. During the three months ended March 31, 2007, the cash provided by financing activities was from the exercise of a warrant by Galen Partners for 80,000 common shares at the exercise price of $0.02. Cash proceeds of $500,000 were realized from the draw against the Galen Partners promissory note during the same period in 2006.

Credit Facility

On March 6, 2006, we obtained a $1,500,000 revolving line of credit with Silicon Valley Bank under which borrowings will be collateralized by substantially all of our assets. Available borrowings are based primarily on outstanding accounts receivable. As of March 31, 2007, there was no outstanding balance on the revolving line of credit. The line has a maturity date of February 10, 2008, and carries an interest rate equal to 1.00 percentage point above the Prime Rate.

We believe that existing cash and cash equivalents, available-for-sale securities, along with cash generated from the collection of accounts receivable, the sale of products, development fees and royalties, and available borrowings under our credit line will be sufficient to meet our cash requirements during the next twelve months.

Contractual Obligations

Our significant non-cancelable operating lease obligations and purchase order commitments as of March 31, 2007 are as follows:

		Payments Due by Year
Obligation	Total	2007 (1)	2008
Operating leases	$ 429,253	$ 196,888	$232,364
Purchase order commitments	1,953,006	1,953,006	—
Total	$ 2,382,258	$ 2,149,894	$232,364

(1) The amounts for 2007 only include payments to be made after March 31, 2007.

Due to the long lead-time of critical components for LiftLoc® and MiniLoc® Safety Infusion Sets, SecureLoc™ Safety Introducer Needle, and SafeStep® Huber Needle Set, we had issued $1,953,006 in long-term purchase orders relating to these products as of March 31, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

Product Agreements

New Alliance of Independent Medical Distributors

In February 2007, we entered into a Distribution Agreement with New Alliance of Independent Medical Distributors, Inc. (“Alliance Medical”) whereby Alliance Medical acquired the non-exclusive right to distribute and sell LiftLoc® Safety Infusion Set and MiniLoc® Safety Infusion Set. Under the terms of the agreement Alliance Medical purchases SHPI branded product from us for resale to end-user customers. The initial term of the agreement runs through December 31, 2008. Upon expiration of the initial term, this agreement automatically renews for successive one-year terms unless terminated by either party in writing. We may terminate the contract at any time for the failure of Alliance Medical to meet the terms of the agreement.

Forward-Looking Statements

With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our belief that recent accounting pronouncements will not have a significant effect on our current or future earnings, operations or financial statements;
•	our plans to increase our efforts to support our expanded manufactured product portfolio, and our expectation that our sales and marketing expenses will continue to rise as we do so;

•	our expectation that our general and administrative expenses will continue to increase due to the increase in administrative personnel and insurance expenses related to our merger with Med-Design;
•	our belief that existing cash balances, together with future cash flows from operations and existing lines of credit will be sufficient to fund our cash requirements during the next twelve months;
•	our plans to focus our research and development activities on development of additional products based on our intellectual property portfolio and unique safety needle technologies; and
•	our plans to continue discussions and negotiations with third parties to generate revenues through additional OEM manufacturing, distribution and product licensing relationships.

In addition, when used in this report, the words or phrases “will likely result,” “expect,” “anticipate,” “will continue,” “intend,” “plan,” “believe” and similar expressions are intended to help identify forward-looking statements.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and in our Annual Report on Form 10-KSB and any amendments thereto (which contains a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, except as required by law. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

•	we have a history of losses;
•	our success is dependent on sales generated by our distribution and licensing partners;
•	in 2006, over fifty percent of our revenues were generated under agreements with four of our corporate partners;
•	we are dependent upon our licensing partners or contract manufacturers to manufacture our products;
•	our medical devices must be cleared or approved by the FDA before they can be sold in the U.S.;
•	there are negative pricing pressures on safety products;
•	our business could be adversely affected by changes in safety medical product technology;
•	our products may not be accepted by the market;
•	our long-term success is dependent on the success of our research and development efforts;
•	our success is dependent on our patents and proprietary rights;
•	we may not have adequate resources to manage anticipated growth;
•	we are dependent on management and technical personnel;

•	because we are significantly smaller than the majority of our competitors, we may lack the resources needed to capture market share;
•	we face potential product liability relating to failure of our safety products;
•	uncertainties in the healthcare industry create uncertainties regarding medical safety products;
•	anti-takeover provisions of certificate of incorporation and bylaws may discourage non-negotiated takeover of our company;
•	our common stock price may continue to be volatile;
•	we have outstanding securities whose holders have been granted registration rights;
•	we do not anticipate paying dividends in the foreseeable future;
•	our common stock is subject to dilution;
•	applicability of low priced stock risk disclosure requirements may adversely affect the prices at which our common stock trades; and
•	no assurance of a liquid public market for our common stock;

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), except that we added additional qualified staff, instituted additional review processes, added additional training and advisory resources to improve our financial controls and financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report on Form 10-KSB for the year ended December 31, 2006. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with our Annual Report on Form 10-KSB. In addition, for more information regarding our legal proceedings, please see Note 4 included in Part 1, Item 1 – Financial Statements, which information is incorporated herein by reference.

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

SPECIALIZED HEALTH PRODUCTS
INTERNATIONAL, INC.

Date: May 8, 2007	By	/s/ Jeffrey M. Soinski
Jeffrey M. Soinski
President, Chief Executive Officer, Director

Date: May 8, 2007	By	/s/ David A. Green
David A. Green
Chief Financial Officer

32.2-1