Form 10QSB
period 2007-06-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2007-08-08
CIK 790228

FORM  10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Quarterly Report Pursuant to Section  13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 8, 2007
Common Stock, $.02 par value	67,338,296 shares

Transitional Small Business Disclosures Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Consolidated Balance Sheets

As of June 30, 2007 and December 31, 2006..............................................................1

Condensed Consolidated Statements of Operations

For the three months ended June 30, 2007 and 2006................................................2

Condensed Consolidated Statements of Operations

For the six months ended June 30, 2007 and 2006....................................................3

Condensed Consolidated Statements of Cash Flows

PART II – OTHER INFORMATION

-i-

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Revenue:		
Product sales	$ 3,316,938	$ 2,540,161
Royalties	1,010,373	526,806
Technology fees and licensing revenues	49,167	49,167
Development fees and related services	13,666	252,057
	4,390,144	3,368,191
Cost of revenue	1,557,325	1,192,549
Gross profit	2,832,819	2,175,642
Operating expenses:		
Research and development (2007 and 2006 totals exclude amortization of stock based compensation of $119,809 and $109,855, respectively)	1,009,399	831,541
Sales and marketing (2007 and 2006 totals exclude amortization of stock based compensation of $5,482 and $7,483, respectively)	379,399	342,771
General and administrative (2007 and 2006 totals exclude amortization of stock based compensation of $259,210 and $211,396, respectively)	657,957	431,116
Amortization of stock based compensation	384,501	328,897
Total operating expenses	2,431,256	1,934,325
Income from operations	401,563	241,317
Other income (expense):		
Interest income	60,920	29,354
Other income (expense)	558	(42,987)
Total other income (expense), net	61,478	(13,633)
Income tax provision	(9,158)	-
Net income	$ 453,883	$ 227,684
Basic net earnings per common share	$ 0.01	$ 0.00
Diluted net earnings per common share	$ 0.01	$ 0.00
Basic weighted average number of shares outstanding	62,712,336	47,729,850
Diluted weighted average number of shares outstanding	66,105,514	47,844,374
Non-GAAP Earnings:		
Net Income	$ 453,883	$ 227,684
Add back amortization of stock based compensation (net of AMT)	376,811	322,319
Non-GAAP net income	830,694	550,003
Non-GAAP basic and diluted net earnings per common share	$ 0.01	$ 0.01

See accompanying notes to condensed consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Six Months Ended	
	June 30, 2007	June 30, 2006
Revenue:		
Product sales	$ 6,616,696	$ 3,930,009
Royalties	1,837,506	961,617
Technology fees and licensing revenues	98,334	98,334
Development fees and related services	37,333	406,072
	8,589,869	5,396,032
Cost of revenue	2,937,768	1,915,877
Gross profit	5,652,101	3,480,155
Operating expenses:		
Research and development (2007 and 2006 totals exclude amortization of stock based compensation of $230,603 and $219,709, respectively)	2,002,438	1,661,833
Sales and marketing (2007 and 2006 totals exclude amortization of stock based compensation of ($5,911) and $13,176, respectively)	900,471	623,131
General and administrative (2007 and 2006 totals exclude amortization of stock based compensation of $483,465 and $422,789, respectively)	1,378,016	809,596
Amortization of stock based compensation	708,157	655,674
Total operating expenses	4,989,082	3,750,234
Income (loss) from operations	663,019	(270,079)
Other income (expense):		
Interest income	119,997	29,471
Other income (expense)	(117)	(71,302)
Total other income (expense), net	119,880	(41,831)
Income tax provision	(25,326)	(3,435)
Net income (loss)	$ 757,573	$ (315,345)
Basic net earnings (loss) per common share	$ 0.01	$ (0.01)
Diluted net earnings (loss) per common share	$ 0.01	$ (0.01)
Basic weighted average number of shares outstanding	62,677,861	44,436,495
Diluted weighted average number of shares outstanding	65,917,833	44,436,495
Non-GAAP Earnings:		
Net Income (Loss)	$ 757,573	$ (315,345)
Add back amortization of stock based compensation (net of AMT)	693,994	642,561
Non-GAAP net income	1,451,567	327,216
Non-GAAP basic and diluted net earnings per common share	$ 0.02	$ 0.01

See accompanying notes to condensed consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Twelve Months Ended	
	June 30, 2007	June 30, 2006
Revenue:		
Product sales	$ 12,280,301	$ 5,887,807
Royalties	3,763,886	1,878,448
Technology fees and licensing revenues	196,668	135,413
Development fees and related services	222,003	1,150,204
	16,462,858	9,051,872
Cost of revenue	5,821,510	3,128,754
Gross profit	10,641,348	5,923,118
Operating expenses:		
Research and development (2007 and 2006 totals exclude amortization of stock based compensation of $469,401 and $439,418, respectively)	3,668,421	3,225,943
Sales and marketing (2007 and 2006 totals exclude amortization of stock based compensation of $9,385 and $24,139, respectively)	1,733,914	1,146,449
General and administrative (2007 and 2006 totals exclude amortization of stock based compensation of $953,316 and $845,580, respectively)	2,521,318	1,435,233
Amortization of stock based compensation	1,432,102	1,309,137
Patent litigation expense	-	1,095,000
Total operating expenses	9,355,755	8,211,762
Income (loss) from operations	1,285,593	(2,288,644)
Other income (expense):		
Interest income	197,858	-
Other income (expense)	-	(75,883)
Total other income (expense), net	197,858	(75,883)
Income tax provision	(25,326)	(3,435)
Net income (loss)	$ 1,458,125	$ (2,367,962)
Basic net earnings (loss) per common share	$ 0.02	$ (0.06)
Diluted net earnings (loss) per common share	$ 0.02	$ (0.06)
Basic weighted average number of shares outstanding	62,654,855	41,106,548
Diluted weighted average number of shares outstanding	65,558,072	41,106,548
Non-GAAP Earnings:		
Net Income (Loss)	$ 1,458,125	$ (2,367,962)
Add back amortization of stock based compensation (net of AMT)	1,403,460	1,309,137
Non-GAAP net income (loss)	2,861,585	(1,058,825)
Non-GAAP basic and diluted net earnings (loss) per common share	$ 0.04	$ (0.03)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2006 Annual Report on Form 10-KSB. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007. The Company’s significant accounting policies are set forth in Note 2 to the consolidated financial statements in the December 31, 2006 Annual Report on Form 10-KSB.

Specialized Health Products International, Inc. (“SHPI”) completed its merger with The Med-Design Corporation (“Med-Design”) on June 2, 2006, following approval by stockholders of both companies. After completion of the merger, Med-Design stockholders received 21,525,788 shares of SHPI’s common stock in exchange for their shares of Med-Design common stock, representing approximately 32.48% of the outstanding shares of SHPI. The financial results included in the three and six month periods ended June 30, 2007 includes combined SHPI and Med-Design operations from January 1, 2007 through June 30, 2007. Financial results for the three and six months ended June 30, 2006 include combined operations from June 2, 2006 to June 30, 2006.

The Company’s working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new products and the level of sales of the Company’s current products. As of June 30, 2007, the Company had accounts payable and accrued liabilities totaling $1,907,081. The Company also had a current portion of accrued patent litigation expense of $636,977 and current deferred revenue of $196,668, neither of which will require the use of cash. At June 30, 2007, the Company had cash and cash equivalents of $2,752,661 and available-for-sale securities of $4,175,000. On March 6, 2006, the Company obtained a $1,500,000 revolving line of credit with Silicon Valley Bank, under which borrowings are collateralized by substantially all of the assets of the Company. Available borrowings are based primarily on outstanding accounts receivable. No funds have been drawn against this credit facility. Management believes that existing cash, cash equivalents and available-for-sale securities, along with cash generated from the collection of accounts receivable, the sale of products, development fees and royalties, and available borrowings under the Company’s credit line, will be sufficient to meet the Company’s cash requirements during the next twelve months.

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

Effective May 2006, the Company’s Board of Directors reduced the number of shares authorized and reserved for issuance under the 2000 Stock Option Plan, 2001 Stock Option Plan and 2004 Stock Incentive Plan from 13,500,000 shares to 6,028,000 shares to make sufficient shares of common stock available to issue to former stockholders of Med-Design pursuant to the merger. The number of remaining shares authorized under these plans at June 30, 2007 is 1,374,040.

There was no change in the status of the Company’s option plans between January 1, 2007 and June 30, 2007.

Total stock based compensation cost for the six months ended June 30, 2007 was $708,157. During the six months ended June 30, 2007, 46,911 unvested restricted stock awards were forfeited resulting in the reversal of $29,169 of cumulative compensation cost recorded in prior periods. Additionally, 73,983 unvested restricted stock awards were modified during the six months ended June 30, 2007 resulting in an incremental value of $24,112 which will be expensed ratably over the one year vesting period of the modified awards. Total compensation cost related to granted but unvested awards is approximately $809,000 as of June 30, 2007. The compensation cost will be expensed in future periods and is expected to be recognized over the weighted average period of 1.42 years.

(2)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.  109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company beginning January 1, 2007. The Company adopted FIN 48 at the beginning of fiscal year 2007 with no material impact on its financial condition, results of operations or cash flows.

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

(3)	Basic and Diluted Net Loss Per Common Share

The Company generated net income during the three and six months ended June 30, 2007, and generated net income for the three months ended June 30, 2006 and incurred a net loss for the six months ended June 30, 2006. The basic net income per common share for 2007 and basic and diluted net loss per common share for 2006 are based on the weighted average number of common shares outstanding, excluding unvested restricted stock. The diluted net income per common share for 2007 is calculated using the treasury method, adding the number of shares of unvested restricted stock and adding the number of warrants and options that are in the money, reduced by the number of shares that would be repurchased from the proceeds of the warrant or option exercises.

Outstanding stock options, warrants and unvested restricted stock are not included in the calculation of diluted earnings per share for the six months ended June 30, 2006 as their inclusion would be antidilutive, thereby reducing the net loss per common share.

At June 30, 2007, options and warrants to purchase 2,879,190 shares of common stock at exercise prices ranging from $0.02 to $4.79 per share were outstanding. At June 30, 2006, options and warrants to purchase 3,054,846 shares of common stock at exercise prices ranging from $0.02 to $14.14 per share were outstanding. At June 30, 2007 and 2006, there were 4,625,960 and 3,572,897 unvested restricted common shares outstanding, respectively.

(4)	Commitments and Contingencies

Purchase Order Commitments

Due to the long lead-time of critical components for the LiftLoc®, MiniLoc®, and SafeStep® safety infusion set product lines and the SecureLoc™ Safety Introducer Needle, as of June 30, 2007 the Company had issued $812,856 in long-term purchase orders relating to these products.

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

Under the Kendall Agreement, Tyco Healthcare has the right to withhold up to fifty percent (50%) of royalties due as an offset against litigation expenses related to charges of infringement by a third party for the manufacture, use or sale of licensed product. This right continues during the period in which such litigation is pending. If, as a result of a judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due the Company on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to the Company. Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, the Company recorded a liability of approximately $1,300,000 at December 31, 2003, which was the Company’s estimate of the portion of costs associated with BD’s lawsuit against Tyco Healthcare that Tyco Healthcare would withhold against the royalties due SHPI through 2005. During the twelve month contract periods ended September 30, 2004 and 2005, Tyco Healthcare withheld fifty percent of royalty payments due the Company, which amounts totaling $1,000,000 have been offset against the accrual. Based on information obtained during the fourth quarter of 2005, the Company anticipated the litigation would continue at least through 2007. Accordingly, the Company recorded an additional liability of $1,095,200 at December 31, 2005, which amount was the Company’s estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due the Company during 2006 and 2007. As of June 30, 2007, there remained $636,977 of the accrued liability which represents the Company’s estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare will withhold against future royalties due SHPI. In the event litigation continues beyond 2007, or if Tyco Healthcare ultimately loses the case on appeal, additional liabilities may accrue. If Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan™ safety products in their current form. Additional litigation to enforce patents, to protect proprietary information, or to defend the Company against alleged infringement of the rights of others may occur.

In June 2007, Retractable Technologies, Inc. (“RTI”) filed a lawsuit against Becton, Dickinson and Company (“BD”) in the United States Court for the Eastern District of Texas, alleging that the BD Integra™ syringes infringe patents licensed exclusively to RTI. This patent claim was not covered by the release contained in the July 2004 settlement agreement between BD and RTI to settle the lawsuit previously filed by RTI. RTI also alleges in its lawsuit that BD engaged in false advertising with respect to certain of BD’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain BD’s market share through, among other things, exclusionary contracts in violation of state and Federal antitrust laws; and engaged in unfair competition. The non-patent claims purport to relate to actions allegedly taken by BD following the date of the July 2004 settlement agreement referenced above. RTI seeks treble damages, attorney’s fees and injunctive relief. The Company is not a party to the patent infringement lawsuit brought by RTI against BD.

The Integra™ syringe is the subject of a license agreement dated March 12, 2000, and subsequently amended, between BD and the Med-Design Corporation (“BD Agreement”). Under the BD Agreement, in the event of (i) a final adjudication enjoining BD from making, using, or selling the Integra™ syringe or holding BD liable for damages based on the Integra™ syringe or (ii) settlement of the lawsuit requiring payment of damages by BD relative to the Integra™ syringe, BD has the right to deduct from future royalties sufficient to reimburse itself for one-half of its damages and legal expenses incurred and paid by BD in the lawsuit, but in no event shall BD’s royalty payments be reduced below a one percent (1%) royalty.

(5)	Income Taxes

At December 31, 2006, the Company had total net operating losses (“NOL’s”) of $86,900,407 and research and experimentation tax credits of $1,586,782 that can be utilized to reduce the Company’s future federal income taxes. The Company recognized no benefit from its loss during the six month period ended June 30, 2006. The Company utilized these NOL’s and tax credits to offset its income tax liability for the six month period ended June 30, 2007. However, tax expense of $16,000 has been recorded for the six months ended June 30, 2007 as the Company may be subject to alternative minimum tax.

The Company has evaluated its uncertain tax positions as required by FIN 48 and determined that any required adjustments would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

(6)	Merger Agreement

The Company completed its merger with The Med-Design Corporation (“Med-Design”) on June 2, 2006, following approval by stockholders of both companies.

Of the preliminary estimated $2,145,000 of liabilities accrued by the Company in the merger with Med-Design, $1,281,184 related to expected costs associated with exiting the Med-Design business. During 2007, it was determined, based on terminating the Med-Design lease, that the actual cost of exiting the Med-Design business was $996,365, resulting in a decrease of assumed liabilities and goodwill of $284,819.

The following unaudited pro forma financial information presents the consolidated results for the three and six months ended June 30, 2006, reported as though the business combination had been completed at the beginning of the period. The three and six months ended June 30, 2007 includes the combined operations. This pro forma financial information is not intended to be indicative of future results.

(7)	Capital Transactions

On March 20, 2007 Galen Partners exercised one of its warrants for 80,000 common shares at the exercise price of $0.02 per share resulting in cash proceeds of $1,600 to the Company. During the six months ended June 30, 2007, 46,911 shares of restricted common stock previously granted to employees were forfeited and warrants for 95,656 shares of common stock assumed in the Med-Design merger expired.

During the six months ended June 30, 2007, the number of authorized Series A preferred stock shares was reduced by 10,000,000 from 30,000,000 to 20,000,000 and the number of authorized common stock shares was increased by 10,000,000 from 70,000,000 to 80,000,000 subsequent to approval from the stockholders at the annual meeting of stockholders held on May 30, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This Management’s Discussion and Analysis or Plan of Operations and other parts of this quarterly report on Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below under “Forward-Looking Statements”. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-QSB and our audited consolidated financial statements included in our annual report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

The financial results included in the three and six month periods ended June 30, 2007 include the combined SHPI and Med-Design operations from January 1, 2007 through June 30, 2007. Financial results for the three and six months ended June 30, 2006 include the combined operations from June 2, 2006 to June 30, 2006.

During the three and six months ended June 30, 2007, we had total revenue of $4,390,144 and $8,589,869, respectively, compared with total revenue of $3,368,191 and $5,396,032 for the comparable periods ended June 30, 2006. This relates to an increase in revenue of $1,021,953 or 30% for the three months ended June 30, 2007 and $3,193,837, or 59%, for the six months ended June 30, 2007, compared to the same periods ended June 30, 2006. The increase in revenue was primarily driven by increased sales of our manufactured products as they continue to gain acceptance in the market place, and the addition of new revenue streams from our merger with Med-Design. Total revenue derived from Med-Design revenue streams for the three and six months ended June 30, 2007 was

$1,570,172 and $2,921,256, representing 36% and 34%, respectively of total revenue during the periods. During the three and six months ended June 30, 2006, we realized $383,582 of revenue from Med-Design revenue streams.

Gross profit for the three month and six months ended June 30, 2007 was $2,832,819 and $5,652,101, respectively, representing a gross profit margin of 65% and 66%, respectively, compared to a 65% and 64% gross profit margin realized for the comparable periods ended June 30, 2006.

During the three and six months ended June 30, 2007, we had total operating expenses of $2,431,256 and $4,989,082, compared with total operating expenses of $1,934,325 and $3,750,234 for the comparable periods ended June 30, 2006. The increase was primarily related to increased operating costs from our expanded operations following our merger with Med-Design, and costs to support our significant increase in manufactured product sales.

Net income for the three and six months ended June 30, 2007 was $453,883 and $757,573, respectively, compared to net income of $227,684 and net loss of $315,345 for the three and six months ended June 30, 2006, respectively. This represents an improvement of $226,199 or 99% for the three months ended June 30, 2007 and an improvement of $1,072,918 or 340% for the six months ended June 30, 2007, compared to the same periods ended June 30, 2006. Earnings per share for the three and six months ended June 30, 2007 were $0.01 and $0.01, respectively, compared to earnings per share of $0.00 and a net loss per share of ($0.01) for the three and six months ended June 30, 2006, respectively.

Sources of Revenue

Our revenue consists of (1) product sales, (2) product royalties, (3) technology fees and licensing revenues, and (4) development fees and related services.

Our product sales are derived primarily from sales of our manufactured safety Huber needles, safety introducer needles and bone biopsy needles to customers.

Our product royalty income is generated from products based upon our proprietary technologies that are subject to license agreements with larger corporate partners, including Tyco Healthcare, Becton, Dickinson and Company, TAP Pharmaceutical Partners Inc. and Enpath Medical, Inc. In each case, these products are manufactured and sold by our licensing partners, and we receive on-going royalty payments on product sales.

Our technology fees and licensing revenues consist of amortizing up-front payments related to certain license agreements.

Our development fees and related services consist of payments for services rendered and reimbursements from our partners related to product development activities.

Cost of Revenue and Operating Expenses

Our cost of revenue consists primarily of the raw material and manufacturing cost incurred to build the products sold, plus the cost of inbound and outbound freight.

Our research and development expenses consist primarily of personnel and patent costs related to our proprietary research and development efforts and the design, development and operation of our manufacturing lines and capabilities, as well as costs incurred in connection with our third-party collaboration efforts.

Our sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in marketing and selling activities, as well as travel, promotional and advertising expenditures incurred to support the sale of our manufactured products.

Our general and administrative expenses consist primarily of wages and benefits for executive, legal, accounting and administrative personnel, insurance, rent and utilities, travel, depreciation and amortization of intangible assets and other general corporate expenses.

Our amortization of stock based compensation consists of compensation cost recorded for restricted stock awards, the value of which is being amortized over the vesting period of the awards in accordance with SFAS No. 123R.

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

Long-Lived Assets

We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable. When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. No such impairments were recorded during the three and six months ended June 30, 2007 and 2006.

Goodwill

We review goodwill for impairment annually. If the fair value exceeds the carrying value of the asset, it is not considered impaired. If its carrying value exceeds its fair value, an impairment loss is recorded to write goodwill down to fair value. Determining the fair value of the asset involves the use of significant estimates and assumptions. These estimates and assumptions include projected revenue growth rates and operating margins to calculate estimated cash flows. No such impairments were recorded during the three and six months ended June 30, 2007 and 2006.

Stock Based Compensation

We adopted SFAS 123(R), “Share-Based Payment”, on January 1, 2006. We expense stock-based compensation, including stock options, restricted stock and stock awards, using the fair value method. Total compensation costs related to nonvested awards to be recorded in future periods was approximately $809,000 as of June 30, 2007. The compensation cost is expected to be recognized over the weighted average period of 1.42 years. Calculating the fair value of stock based compensation and recording the stock based compensation expense requires the use of estimates and assumptions which could differ from actual results.

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

We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operation, financial position or cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on ours current or future earnings or operations.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Results of Operations

The following table presents our results of operations for the three and six months ended June 30, 2007 and 2006:

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Revenue

Product Sales

Product sales increased $776,777 or 31% and $2,686,687 or 68% for the three and six months ended June 30, 2007, as compared to the comparable periods in 2006.

The significant increase in product sales was driven by increased sales of our leading safety Huber needle products, MiniLoc® Safety Infusion Set and SafeStep® Huber Needle Set. The three and six month periods ended June 30, 2007 reflect a full period of SafeStep® product revenue related to the Med-Design acquisition, accounting for $958,356 and $1,898,189, respectively of product sales as compared to $261,582 in the comparable periods of 2006. The remaining increase is attributable to new OEM sales of PowerLoc® Safety Infusion Set to Bard Access Systems and Monoject™ Bone Marrow Biopsy Needles to Tyco Healthcare.

Product Royalties

Product royalty income increased $483,567 or 92% for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. Product royalty income increased $875,889 or 91% for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The increase is primarily attributable to product royalty income from Med-Design licensed products, including the Vacutainer® Push Button Blood Collection Set and the Integra™ Syringe, both licensed to BD Medical. Product royalty income related to the Med-Design acquisition for the three and six months ended June 30, 2007 was $611,816 and $1,023,067, as compared to $122,000 in the comparable periods of 2006. Additionally, there was an increase in royalties from the Monoject Magellan™ safety product line licensed to Tyco Healthcare offset by a decrease in royalties from the SBCN product line, due to the expiration of minimum contract payments.

Technology Fees and Licensing Revenues

Technology fees and licensing revenue had no change due to upfront payments being amortized ratably over the multi-year life of the agreements. We are currently amortizing two upfront payments related to our license agreements. One such prepayment was for $150,000 which is being amortized over a five year period. A second prepayment for $500,000 is being amortized over a three year period. No new agreements have been entered into during 2007.

Development Fees and Related Services

The $238,391 or 95% and $368,739 or 91% decrease in development fees and related services for the three and six months ended June 30, 2007, as compared to the comparable periods in 2006,is attributable to the maturation of our funded development projects, which we anticipate moving into the production phase in 2007. As a result of the maturation of these projects, our development efforts have decreased resulting in a significant decrease in development fees and related services.

Cost of Revenue

The cost of revenue increased $364,776 or 31% in the three month period ended June 30, 2007 compared to the same period in 2006. The cost of revenue increased $1,021,891 or 53% in the six month period ended June 30, 2007, as compared to the same period in 2006. The increase in cost of revenue is attributable to increased cost of revenue related to our increased product sales, partially offset by a decrease in cost of revenue associated with decreased development fees and related services.

Gross Profit

Gross profit for the three months ended June 30, 2007 increased $657,177 or 30%, compared to the three months ended June 30, 2006. Gross profit for the six months ended June 30, 2007 increased $2,171,946 or 62%, compared to the six months ended June 30, 2006. The increase in gross profit is attributable to the increase in our total revenue, particularly the increase in royalty revenue, which has a small impact upon cost of revenue. Additionally, development fees and related services, which have a relatively high cost of revenue, decreased significantly from the prior period.

Gross profit margin for the three month period ended June 30, 2007 and June 30, 2006 was 65%. Gross profit margin for the six months ended June 30, 2007 was 66%, representing an increase of two percentage points compared to the 64% gross profit margin realized for the period ended June 30, 2006. The increase in gross profit margin for the six months ended June 30, 2007 is primarily related to cost savings realized by transitioning to multi-cavity molds for the component parts of our MiniLoc® Safety Infusion Set product line in July 2006, the increase of royalty revenue, which has a small impact upon cost of revenue, and the decrease in development fees, which has a relatively high cost of revenue.

Operating Expenses

Research and Development

Research and development (“R&D”) expenses increased $ 177,858 or 21% for the three months ended June 30, 2007 as compared the three months ended June 30, 2006. The increase in R&D expenses is primarily due to an increase of $74,981 for personnel related expenses, $46,728 in testing related expenses incurred in the exploration of additional products, and an increase of $34,491 for depreciation of new R&D manufacturing equipment acquired during the last half of 2006 and first half of 2007.

Research and development expenses increased $340,605 or 20% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase in R&D expenses is primarily due to an increase of $116,020 for personnel related expenses, $72,552 in testing related expenses incurred in the exploration of additional products, and an increase of $64,751 for depreciation of new R&D manufacturing equipment acquired during the last half of 2006 and first half of 2007.

The remaining increase for both periods is due to a number of smaller increases in various expense categories related to the development and commercialization of new product applications based upon our SecureLoc™ technology, the exploration of additional products based upon our proprietary medical safety needle technologies, continued support of our manufactured product lines, and the development of product improvements to the SafeStep® Huber Needle Set product line acquired in the Med-Design transaction.

Sales and Marketing

Sales and marketing expenses increased $36,628 or 11% for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. The increase is primarily due to a $32,279 increase in commissions and distribution fees for our SafeStep® Huber Needle Set product line during the 2007 period.

Sales and marketing expenses increased $277,340 or 45% for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. This increase is primarily related to increased personnel expenses of $128,562 related to the hiring of additional personnel to promote, market and sell our expanded line of manufactured products. An increase of $67,047 in commissions and distribution fees and an increase of $50,958 in trade show expenses related to our expanded line of product offerings also contributed to the overall increase in sales and marketing expense.

General and Administrative

General and administrative expenses increased $226,841 or 53% for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. The increase resulted primarily from increased personnel costs of $123,187 related primarily to the addition of new finance and accounting employees, increased insurance costs of $31,814 due to the Med-Design merger, increased amortization of $62,125 related to the license rights acquired in the Med-Design merger, increased investor relation expenses of $37,696 related to retaining the services of an investor relations consulting firm, and a number of smaller increases in various expense categories.

General and administrative expenses increased $568,420 or 70% for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The increase resulted primarily from increased personnel costs of $223,114 related primarily to the addition of a Chief Financial Officer on September 1, 2006 and new accounting personnel, increased insurance costs of $41,873 due to the Med-Design merger, increased amortization of $124,250 related to the license rights acquired in the Med-Design merger, increased investor relation expenses of $53,532 related to retaining the services of an investor relations consulting firm, and a number of smaller increases in various expense categories.

Amortization of Stock Based Compensation

Amortization of stock based compensation increased $ 55,604 or 17% and $52,483 or 8% for the three and six months ended June 30, 2007, respectively, compared to the comparable periods of 2006. The increase is primarily related to the amortization of stock based compensation related to restricted stock awards granted during the second and third quarters of 2006.

Other Income

Other income consists primarily of interest income. The $75,111 increase and $161,711 increase for the three and six months ended June 30, 2007, respectively results from an increase in interest earned on invested funds of $4,175,000 and by a decrease in interest expense related to the convertible note and a decrease in the expensing of deferred finance costs related to the issuance of warrants to Galen Partners in consideration for the convertible note.

The Galen note, including all accrued interest, was paid in full on June 30, 2006. No further liabilities exist under the note agreement.

Income tax increased $9,158 and $21,891 for the three and six months ended June 30, 2007, as compared to the comparable periods of 2006. The increase is due to increased franchise taxes related to the significant increase in Delaware franchise tax. The Delaware tax is based on the number of outstanding shares or the total assets of the Company outstanding at year end, both of which increased significantly over the prior year due to the merger with Med-Design. We also recorded income tax expense of $9,063 and $16,000 for the three and six months ended June 30, 2007, respectively, since we expect to be subject to the alternative minimum tax in 2007 and recorded no income tax expense in 2006.

Net Income

As a result of the above described factors, net income for the three and six months ended June 30, 2007 increased $226,199 or 99% and $1,072,918 or 340%, respectively, compared to the three and six months ended June 30, 2006. Net income per common share for the three and six months ended June 30, 2007 was $0.01 compared to $0.00 net income per common share and net loss per common share of ($0.01) for the three and six months ended June 30, 2006, respectively.

Liquidity and Capital Resources

Historically, our principal use of cash has been to fund ongoing operations. To date, we have financed our operations principally through private placements of equity securities, the sale of technology and patents, product sales and royalties, development fees, technology and license fees and proceeds from the sale of common stock.

We had $2,752,661 in cash and cash equivalents as of June 30, 2007, representing an increase of $470,981 from December 31, 2006. We also had $4,175,000 of available-for-sale securities as of June 30, 2007 compared to $4,275,375 at December 31, 2006. Working capital as of June 30, 2007 was $9,139,677 compared to $7,472,966 as of December 31, 2006. This increase in cash and working capital in 2007 was primarily due to cash provided by operating activities and the maturity of marketable securities offset by purchases of long-term assets. Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing new safety medical needle technologies and other products to commercial viability, the timing of the market launches of new products and the level of sales of our current products.

We believe that existing cash and cash equivalents, available-for-sale securities, along with cash generated from the collection of accounts receivable, the sale of products, development fees and royalties, and available borrowings under our credit line will be sufficient to meet our cash requirements during the next twelve months.

Operating Activities

Net cash of $686,873 was provided by operating activities during the six months ended June 30, 2007, an increase of $1,465,255 as compared to the $778,382 used during the same period in 2006. The $686,873 provided by operating activities was primarily attributable to our positive net income of $757,573, the positive impact of non-cash items such as depreciation and amortization, amortization of stock based compensation and the decrease of accounts receivable and inventory, offset by a significant decrease in accounts payable and other liabilities for which cash was used.

Investing Activities

Cash used in investing activities was $217,492 for the six months ended June 30, 2007, compared to $7,644,889 provided by investing activities for the six months ended June 30, 2006. During the six months ended June 30, 2007, cash was used for the purchase of property and equipment and patent costs, offset by proceeds from the sale of marketable securities. During the six months ended June 30, 2006, Med-Design was acquired, resulting in cash inflow of $7,918,197, which was offset by cash purchases of property and equipment of $273,308.

Financing Activities

Cash provided by financing activities was $1,600 for the six months ended June 30, 2007 compared to cash used in financing activities of $500,000 for the six months ended June 30, 2006. During the six months ended June 30, 2007, the cash provided by financing activities was from the exercise of a warrant by Galen Partners for 80,000 common shares at the exercise price of $0.02. For the six months ended June 30, 2006, cash proceeds of $500,000 were realized from the draw against the Galen Partners promissory note, which was offset by the $1,000,000 repayment of the note in full on June 30, 2006.

Credit Facility

On March 6, 2006, we obtained a $1,500,000 revolving line of credit with Silicon Valley Bank under which borrowings will be collateralized by substantially all of our assets. Available borrowings are based primarily on outstanding accounts receivable. As of June 30, 2007, there was no outstanding balance on the revolving line of credit. The line has a maturity date of February 10, 2008, and carries an interest rate equal to 1.00 percentage point above the Prime Rate.

Contractual Obligations

Our significant non-cancelable operating lease obligations and purchase order commitments as of June 30, 2007 are as follows:

(1) The amounts for 2007 only include payments to be made after June 30, 2007.

Due to the long lead-time of critical components for LiftLoc® and MiniLoc® Safety Infusion Sets, SecureLoc™ Safety Introducer Needle, and SafeStep® Huber Needle Set, we had issued $812,856 in long-term purchase orders relating to these products as of June 30, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

Forward-Looking Statements

With the exception of historical facts, the statements contained in Management’s Discussion and Analysis or Plan of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our belief that recent accounting pronouncements will not have a significant effect on our current or future earnings, operations or financial statements;
•	our expectation that our funded development projects will move into the production phase in 2007: and

•	our belief that existing cash balances, together with future cash flows from operations and existing lines of credit will be sufficient to fund our cash requirements during the next twelve months

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

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and in our Annual Report on Form 10-KSB and any amendments thereto (which contains a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, except as required by law. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

•	we have a history of losses;
•	our success is dependent on sales generated by our distribution and licensing partners;
•	in 2006, over fifty percent of our revenues were generated under agreements with four of our corporate partners;
•	we are dependent upon our licensing partners or contract manufacturers to manufacture our products;
•	our medical devices must be cleared or approved by the FDA before they can be sold in the U.S.;
•	there are negative pricing pressures on safety products;
•	our business could be adversely affected by changes in safety medical product technology;
•	our products may not be accepted by the market;
•	our long-term success is dependent on the success of our research and development efforts;
•	our success is dependent on our patents and proprietary rights;
•	we may not have adequate resources to manage anticipated growth;
•	we are dependent on management and technical personnel;
•	because we are significantly smaller than the majority of our competitors, we may lack the resources needed to capture market share;
•	we face potential product liability relating to failure of our safety products;
•	uncertainties in the healthcare industry create uncertainties regarding medical safety products;
•	anti-takeover provisions of our certificate of incorporation and bylaws may discourage non-negotiated takeover of our company;

•	our common stock price may continue to be volatile;
•	we have outstanding securities whose holders have been granted registration rights;
•	we do not anticipate paying dividends in the foreseeable future;
•	our common stock is subject to dilution;
•	applicability of low priced stock risk disclosure requirements may adversely affect the prices at which our common stock trades; and
•	no assurance of a liquid public market for our common stock;

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

Changes in Internal Control Over Financial Reporting. During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

In June 2007, Retractable Technologies, Inc. (“RTI”) filed a lawsuit against Becton, Dickinson and Company (“BD”) in the United States Court for the Eastern District of Texas, alleging that the BD Integra™ syringes infringe patents licensed exclusively to RTI. This patent claim was not covered by the release contained in the July 2004 settlement agreement between BD and RTI to settle the lawsuit previously filed by RTI. RTI also alleges in its lawsuit that BD engaged in false advertising with respect to certain of BD’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain BD’s market share through, among other things, exclusionary contracts in violation of state and Federal antitrust laws; and engaged in unfair competition. The non-patent claims purport to relate to actions allegedly taken by BD following the date of the July 2004 settlement agreement referenced above. RTI seeks treble damages, attorney’s fees and injunctive relief. The Company is not a party to the patent infringement lawsuit brought by RTI against BD.

The Integra™ syringe is the subject of a license agreement dated March 12, 2000, and subsequently amended, between BD and the Med-Design Corporation (“BD Agreement”). Under the BD Agreement, in the event of (i) a final adjudication enjoining BD from making, using, or selling the Integra™ syringe or holding BD liable for damages based on the Integra™ syringe or (ii) settlement of the lawsuit requiring payment of damages by BD relative to the Integra™ syringe, BD has the right to deduct from future royalties sufficient to reimburse itself for one-half of its damages and legal expenses incurred and paid by BD in the lawsuit, but in no event shall BD’s royalty payments be reduced below a one percent (1%) royalty.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 30, 2007. A total of 62,181,876 shares of common stock, par value $0.02 per share (the “Common Stock”), were present at the Annual Meeting, either in person or by proxy, representing 93% of the votes that all stockholders of the Company are entitled to cast, constituting a quorum. The matters voted upon at the Annual Meeting by the stockholders consisted of the three proposals set forth in our definitive Proxy Statement dated April 4, 2007.

Proposal 1 – To elect Stuart Randle and Ralph Balzano as directors of Specialized Health Products International, Inc., to serve until the 2010 annual meeting of stockholders. The stockholders elected Mr. Randle by a vote of 60,174,036 for, with 2,007,840 withholding authority. Mr. Balzano was elected by a vote of 60,223,917 with 1,957,959 withholding authority. David W. Jahns, Robert R. Walker, Jeffrey M. Soinski, Guy J. Jordan, Vincent J. Papa and Stephen I. Shapiro continue to serve as directors of the Company.

Proposal 2 - To amend SHPI’s Restated Certificate of Incorporation to (i) increase the number of shares of common stock that are authorized for issuance by 10,000,000 shares, bringing the total number of shares of common stock authorized for issuance to 80,000,000, and (ii) decrease the number of shares of preferred stock that are authorized for issuance by 10,000,000 shares, bringing the total number of shares of preferred stock authorized for issuance to 20,000,000. The proposal was approved by the vote of 39,036,779 for, 795,765 against, with 189,820 abstaining.

Proposal 3 - To ratify the appointment of Grant Thornton LLP as SHPI’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The proposal was approved by the vote of 61,905,636 for, 55,636 against, with 220,603 abstaining.

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

3(i).3	Certificate of Amendment to the Restated Certificate of Incorporation.
3(ii).1	Third Amended and Restated Bylaws of SHPI (Incorporated by reference to Exhibit 99.3 to SHPI’s Current Report on Form 8-K filed November 21, 2005).
10.1	Amendment to Employment Agreement with Mr. David A. Green (Incorporated by reference to Exhibit 10.1 of SHPI’s Form 8-K, dated July 13, 2007).
31.1	Certification by Jeffrey M. Soinski under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by David A. Green under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Jeffrey M. Soinski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David A. Green pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALIZED HEALTH PRODUCTS
INTERNATIONAL, INC.

Date: August 8, 2007      By/s/ Jeffrey M. Soinski

Jeffrey M. Soinski
President, Chief Executive Officer, Director

Date: August 8, 2007           By/s/ David A. Green

David A. Green
Chief Financial Officer

S-1