Form 10QSB/A
period 2007-06-30
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2007-08-10
CIK 790228

FORM  10-QSB/A
Amendment No. 1

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

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-QSB/A corrects clerical errors related to the financial statements appearing on pages 1-4.

This Amendment contains the complete text of the original report with the corrected information appearing in Item 1 of Part I.

-i-

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

PART II – OTHER INFORMATION

-ii-

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	December 31,
	(unaudited)	2006
Assets
Current Assets:
Cash and cash equivalents	$ 2,752,661	$ 2,281,680
Available-for-sale securities	4,175,000	4,275,375
Accounts receivable, net	2,577,180	2,680,865
Inventory	1,996,540	2,028,020
Prepaid expenses and other	379,022	368,942
Total Current Assets	11,880,403	11,634,882

Property and Equipment, net of accumulated depreciation of $1,406,547
and $1,234,411 at June 30, 2007 and December 31, 2006, respectively	1,251,503	1,282,119
Intangible assets, net	2,822,752	2,805,032
Goodwill	586,161	870,980
Other assets	30,987	30,987
	$ 16,571,806	$ 16,624,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 1,245,358	$ 1,699,869
Accrued liabilities	661,723	1,354,003
Accrual for patent litigation expenses	636,977	911,376
Deferred revenue	196,668	196,668
Total current liabilities	2,740,726	4,161,916

Deferred revenue, net of current portion	73,733	172,067
Total liabilities	2,814,459	4,333,983

Commitments and contingencies (Note 4)

Stockholders’ equity:
Series A preferred stock, $.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2007 and
December 31, 2006	-	-
Common stock, $.02 par value; 80,000,000 shares authorized,
67,338,296 and 67,305,207 shares issued and outstanding at
June 30, 2007 and December 31, 2006, respectively	1,346,766	1,346,104
Additional paid-in capital	51,099,234	50,390,139
Accumulated deficit	(38,688,653)	(39,446,226)
Total stockholders’ equity	13,757,347	12,290,017
Total liabilities and stockholders’ equity	$ 16,571,806	$ 16,624,000

See accompanying notes to condensed consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended

	June 30,	June 30,
	2007	2006

Revenue:
Product sales	$ 3,316,938	$ 2,540,161
Royalties	1,010,373	526,806
Technology fees and licensing revenues	49,167	49,167
Development fees and related services	13,666	252,057
	4,390,144	3,368,191
Cost of revenue	1,557,325	1,192,549

Gross profit	2,832,819	2,175,642

Operating expenses:
Research and development (2007 and 2006 totals
exclude amortization of stock based compensation
of $119,809 and $109,855, respectively)	1,009,399	831,541
Sales and marketing (2007 and 2006 totals
exclude amortization of stock based compensation
of $5,482 and $7,483, respectively)	379,399	342,771
General and administrative (2007 and 2006 totals exclude
amortization of stock based compensation of $259,210
and $211,396, respectively)	657,957	431,116
Amortization of stock based compensation	384,501	328,897
Total operating expenses	2,431,256	1,934,325
Income from operations	401,563	241,317

Other income (expense):
Interest income	60,920	29,354
Other income (expense)	558	(42,987)
Total other income (expense), net	61,478	(13,633)

Income tax provision	(9,158)	-

Net income	$ 453,883	$ 227,684

Basic net income per common share	$ 0.01	$ 0.00
Diluted net income per common share	$ 0.01	$ 0.00
Basic weighted average number of shares outstanding	62,712,336	47,729,850
Diluted weighted average number of shares outstanding	66,105,514	47,844,374

See accompanying notes to condensed consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2007	2006

Revenue:
Product sales	$ 6,616,696	$ 3,930,009
Royalties	1,837,506	961,617
Technology fees and licensing revenues	98,334	98,334
Development fees and related services	37,333	406,072
	8,589,869	5,396,032
Cost of revenue	2,937,768	1,915,877

Gross profit	5,652,101	3,480,155

Operating expenses:
Research and development (2007 and 2006 totals
exclude amortization of stock based compensation
of $230,603 and $219,709, respectively)	2,002,438	1,661,833
Sales and marketing (2007 and 2006 totals
exclude amortization of stock based compensation
of ($5,911) and $13,176, respectively)	900,471	623,131
General and administrative (2007 and 2006 totals exclude
amortization of stock based compensation of $483,465
and $422,789, respectively)	1,378,016	809,596
Amortization of stock based compensation	708,157	655,674
Total operating expenses	4,989,082	3,750,234
Income (loss) from operations	663,019	(270,079)

Other income (expense):
Interest income	119,997	29,471
Other income (expense)	(117)	(71,302)
Total other income (expense), net	119,880	(41,831)

Income tax provision	(25,326)	(3,435)

Net income (loss)	$ 757,573	$ (315,345)

Basic net income (loss) per common share	$ 0.01	$ (0.01)
Diluted net income (loss) per common share	$ 0.01	$ (0.01)
Basic weighted average number of shares outstanding	62,677,861	44,436,495
Diluted weighted average number of shares outstanding	65,917,833	44,436,495

See accompanying notes to condensed consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 757,573	$ (315,345)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	330,763	113,602
Amortization of stock based compensation	708,157	647,098
Amortization of deferred finance cost	-	19,386
Changes in operating assets and liabilities:
Trade accounts receivable, net	103,685	613,518
Inventory	31,480	(594,428)
Prepaid expenses and other	(10,080)	(24,143)
Accounts payable	(454,511)	(509,208)
Accrued liabilities	(407,461)	(393,915)
Accrual for patent litigation expenses	(274,399)	(233,437)
Deferred revenue	(98,334)	(98,334)
Deferred rent	-	(3,176)
Net cash provided by (used in) operating activities	686,873	(778,382)

Cash flows from investing activities:
Purchase of intangible assets	(176,153)	-
Purchase of property and equipment	(141,714)	(273,308)
Proceeds from maturity of marketable securities	100,375	-
Cash received in connection with acquisition, net of cash paid	-	7,918,197
Net cash provided by (used in) investing activities	(217,492)	7,644,889

Cash flows from financing activities:
Proceeds from draw against convertible note	-	500,000
Payment of convertible note	-	(1,000,000)
Proceeds from exercise of warrants	1,600	-
Net cash provided by (used in) financing activities	1,600	(500,000)
Net increase in cash and cash equivalents	470,981	6,366,507
Cash and cash equivalents at beginning of period	2,281,680	707,222
Cash and cash equivalents at end of period	$ 2,752,661	$ 7,073,729

Non cash investing and financing transactions
Purchase price adjustment related to reduction
in assumed liabilities	$ 284,819	$ -

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

SPECIALIZED HEALTH PRODUCTS
INTERNATIONAL, INC.

Date: August 10, 2007                                                          By/s/ Jeffrey M. Soinski

Jeffrey M. Soinski
President, Chief Executive Officer, Director

Date: August 10, 2007                                                            By/s/ David A. Green

David A. Green
Chief Financial Officer

S-1