Form 10KSB
period 2007-12-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2008-03-14
CIK 790228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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
Yes ☐ No ☒.

State issuer’s revenues for its most recent fiscal year: $18,923,627

The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of March 10, 2008 was approximately $42,879,597.

As of March 10, 2008, the issuer had 68,373,633 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the issuer’s definitive Proxy Statement for the 2007 annual meeting of stockholders (the “Definitive Proxy Statement”), to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format: Yes ☐;    No ☒.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-KSB
YEAR ENDED DECEMBER 31, 2007

Forward-Looking Statements

When used in this Annual Report on Form 10-KSB, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements specifically include, but are not limited to, our anticipated merger with C. R. Bard, Inc., our expectations regarding international expansion of our products and markets; the conversion of the market to safety products; trends regarding growth and capital expenditures; plans to launch two new manufactured product lines; foreign demand for medical safety needle products; the generation of royalty revenues from our licensees; the impact of our new products in their fields; the availability of necessary raw materials; the validity and enforceability of our patents and patent applications; the existence of a continuing market opportunity for our medical safety needle products; the regulatory treatment of our products; the ability of our products to compete with the products of our competitors; acceptance of our products by the marketplace as cost-effective; acceptance of safety products by health care professionals; dates upon which we will receive royalty payments; plans to rely on our licensees to pursue commercialization of licensed products; factors affecting the ability of our licensees to sell licensed products; the adequacy of our current office and warehouse space to meet the needs of current and expected growth; our expectation that our prices will be competitive with those of competing safety products; the retention of all earnings in the foreseeable future for use in our operations instead of paying dividends; the insignificant impact of inflation on our operations; the size of the market for safety products; plans regarding sales and marketing; and strategic business initiatives, and our intentions to defend our intellectual property rights, continue our research and development, and seek regulatory approvals.

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risks that our merger with C. R. Bard, Inc. will not close for any of a variety of reasons, including failure to obtain regulatory approval or stockholder approval, risk of a lack of demand or low demand for our products or for safety products generally; the maturation of the U.S. safety Huber needle market; slower growth in market share, revenue and earnings in our core markets and product lines; the need to invest in infrastructure and build up our pipeline of new products and invest in new products and technologies in order to maintain growth rates in revenue and earnings; a determination of one or more licensees to focus their marketing efforts on products other than those licensed from us; constraints on our growth from limitations on our manufacturing capacity and our ability to build manufacturing capacity and other facilities; increasing manufacturing and material costs; increasing competition from well-funded competitors; competitive products and pricing; difficulties in product development, commercialization and technology; changes in the regulation of safety healthcare products; unexpected delays or difficulties in executing on our expansion into international markets; a failure to timely obtain Food and Drug Administration (“FDA”) or other necessary approvals to sell future products and other risks set forth in Item 6 “Risk Factors” and elsewhere herein. If and when product sales commence, sales may not reach the levels anticipated. As a result, our actual results for future periods could differ materially from those anticipated or projected.

Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I
Item 1. Description of Business

Recent Developments

On March 10, 2008, we entered into an Agreement and Plan of Merger dated as of March 10, 2008 (the “Merger Agreement”), with C. R. Bard, Inc. (“C. R. Bard”) and Pelican Merger Acquisition Sub Co., a wholly owned subsidiary of C. R. Bard (“Merger Sub”).

Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into SHPI, with SHPI as the surviving corporation of the merger (the “Merger”). At the effective time of the Merger, each share of common stock of SHPI then outstanding, other than those held as treasury stock and those owned by C. R. Bard or Merger Sub, and other than those with respect to which appraisal rights are properly exercised, will be converted into the right to receive $1.00 per share in cash, without interest.

Our Board of Directors unanimously approved the Merger Agreement, the Merger and the transactions contemplated thereby, and recommends that our stockholders adopt the Merger Agreement, the Merger and the transactions contemplated thereby.

Completion of the transaction is subject to the affirmative vote of our stockholders, expiration or termination of the applicable anti-trust waiting periods and other customary closing conditions.

General

We are a developer, manufacturer and marketer of proprietary disposable medical devices for clinician and patient safety. Our innovative safety devices are designed to maximize the efficiency and quality of healthcare, while minimizing the risk of accidental needlesticks, which are a leading occupational cause of the spread of blood-borne diseases such as human immunodeficiency virus and autoimmunodeficiency syndrome (“HIV/AIDS”), hepatitis B virus (“HBV”) and hepatitis C virus (“HCV”). We have developed multiple safety needle products based upon a broad intellectual property portfolio that applies to most medical needles used today. We are a market leader in safety Huber needles (safety infusion sets) with four complementary product offerings. We have licensed or supply several other products to leading companies in the global disposable medical products industry.

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

Upon completion of the merger, our board of directors was restructured, with the resignation of one Specialized Health Products International, Inc. (“SHPI”) director and the addition of two directors from the Med-Design board. The SHPI management team remained in place following the merger and a new Chief Financial Officer was recruited for the combined entity in September 2006. Our leadership team is experienced in both the healthcare and medical safety product sectors. See Item 9 “Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.”

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

Overview

Our business model is primarily to enter into licensing, original equipment manufacturing (“OEM”) supply or distribution agreements for our products, rather than engage in direct sales of products to end-users. We have entered into multiple product agreements relating to specific technologies and product lines with The Kendall Company (“Kendall”), a division of Tyco Healthcare Group LP (“Tyco Healthcare”), which is now known as Covidien, Bard Access Systems, Inc. (“Bard”), Becton, Dickinson and Company (“BD”), TAP Pharmaceutical Products Inc. (“TAP”), Merit Medical Systems, Inc. (“Merit”), B. Braun Medical S.A.S. (“B. Braun”), Fresenius-Kabi Deutschland GmbH (“Fresenius-Kabi”), and other corporations. We have distribution agreements in place with New Alliance of Independent Medical Distributors, Inc. (“Alliance Medical”), Cardinal Health (“Cardinal”), Medline Industries, Inc. (“Medline”), Physician Sales and Service, Inc. (“PSS”), Henry Schein, Inc. (“Henry Schein”), and other distributors for products marketed under our own SHPI label.

We introduced our first safety needle products into the U.S. market in 2002. Multiple product lines based upon our proprietary technologies are currently marketed in the U.S. and Canada. We have recently expanded distribution of our leading safety Huber needle products to Europe. We anticipate launching two additional manufactured product lines in 2008. A listing of our currently marketed product lines and additional products subject to agreements with major corporate partners is provided below.

Manufactured Products	Year Launched/Acquired
LiftLoc® Safety Infusion Set - OEM supply and SHPI branded	2002
MiniLoc® Safety Infusion Set - OEM supply and SHPI branded	2005
PowerLoc® Safety Infusion Set - exclusive OEM supply to Bard	2006
SafeStep® Huber Needle Set - OEM supply and SHPI branded	2006
SafeStep® MAX™ Power-Injectable Infusion Set - OEM supply and SHPI branded	2008 (anticipated)
SecureLoc® Safety Introducer Needle - OEM supply to multiple customers	2005
Monoject™ Bone Marrow Biopsy Needles - exclusive OEM supply to Tyco Healthcare	2006
Safety PEG Introducer Needle - exclusive OEM Supply to Bard Access Systems	2008 (anticipated)

Licensed Products	Year Launched/Acquired
Monoject Magellan™ Safety Syringe Needle - Tyco Healthcare	2002
Monoject Magellan™ Safety Blood Collector - Tyco Healthcare	2004
Integra™ Syringe - BD Medical	2006
Vacutainer® Push Button Blood Collection Set - BD Medical	2006
LuproLoc™ Pre-Filled Syringe Safety Needle Device - TAP Pharmaceuticals	2003
Majestik™ Shielded Needle - Merit Medical Systems	2002
Safety-Engineered Spinal Needles - BD Medical	TBD
Safety-Engineered Epidural Needles - BD Medical	TBD
Safety IV Catheter - Tyco Healthcare	TBD

We believe that there is a continuing market opportunity for our medical safety needle products. We estimate the U.S. market for disposable medical needles to be in excess of $1.5 billion, including both conventional and safety products. Dollar growth in this market has been primarily driven by broad scale conversion to safety products in response to U.S. Occupational Safety and Health Administration (“OSHA”) regulation and legislative efforts, as well as healthcare workers’ demand for safety products. Regulatory and legislative efforts to protect healthcare workers from accidental needlesticks culminated in the passage of the U.S. Needlestick Safety and Prevention Act, which was signed into federal law in November 2000, and became effective in April 2001. This far-reaching federal legislation requires healthcare employers to review new safety needle products and mandates their usage by employees. As various government agencies increase their efforts to monitor compliance and better designed safety products become available at reasonable pricing, we anticipate that conversion to safety products will continue. However, we are starting to see a maturation of the U.S. safety needle market including our core safety Huber needle market, driven by industry conversion to safety needles. Our core markets may see more commoditization of products in future periods resulting in pricing pressures. In addition, we believe that we have reached a point where significant additional investment is required to build infrastructure and to develop or acquire new product lines to continue strong growth rates beyond fiscal 2008. As the U.S. medical needle markets are becoming largely converted to safety products, and as we built the leading position in the U.S. Huber needle market in terms of market share, we have begun focusing more on foreign markets.

Although we anticipate our primary growth opportunities in 2008 to come from product sales in foreign markets, foreign safety needle legislation lags behind that of the U.S. Many foreign markets do not benefit from the strong federal and state legislation that exists in the U.S., which legislation requires the usage of safety needles where available, regardless of cost. However, certain countries, such as Germany, France, Italy, Australia, and Canada are increasing efforts to protect their healthcare workers in a similar manner. As these efforts continue, we expect foreign demand for medical safety needle products to expand. We currently market our safety Huber needle products in Canada and have recently introduced our leading safety Huber needle product lines in Europe through private label OEM supply relationships with leading multinational medical products companies, including B. Braun (SafeStep®/SafeStep® MAX™), Fresenius-Kabi (MiniLoc®), and Bard (PowerLoc™). We completed the necessary regulatory filings and began shipping our SafeStep®, MiniLoc®, and PowerLoc™ product lines to our corporate partners for sale in Europe in the fourth quarter of 2007. We are in the process of exploring distribution opportunities for our products in South America and researching the potential for commercial sales of our products in other countries.

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

FlexLoc® Safety Syringe

Our safety syringe needle utilizing the FlexLoc® technology eliminates the need to perform dangerous recapping techniques with an integral safety device that covers the needle after use. This innovative product features engineering controls designed to provide a high level of safety while conforming to current user technique. The FlexLoc® technology is low-cost, intuitive, and easy-to-use. The integral safety mechanism is activated by a simple press with the thumb or finger, or by pressing the device against a solid surface such as a counter or tabletop.

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

Safety Huber Needle Devices (Safety Infusion Sets)

LiftLoc® Safety Infusion Set

Our LiftLoc® Safety Infusion Set incorporates a Huber type needle into an integral safety needle device. This product is designed for use with a vascular access infusion system (used to infuse fluids, drugs, nutrients or for blood sampling) and is specifically designed to access surgically implanted, subcutaneous vascular ports. Patients with implanted ports require access by Huber needles frequently over periods extending from six months to one year. A major cause of accidental needlestick injuries to healthcare workers from Huber needles is due to the “rebound effect” which occurs during needle withdrawal from the implanted port. Huber needles present a high risk for transmission of blood-borne pathogens, since they are hollow-bore and potentially blood-contaminated at the time of removal.

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

In the second calendar quarter of 2003, we entered into a Distribution Agreement (the “Exel Agreement”) with ExelInt International, Company (“Exel”) whereby Exel acquired the non-exclusive right to promote, market, distribute and sell LiftLoc® Safety Infusion Set. Under the terms of the agreement, we sell finished products to Exel for marketing under Exel’s SecureTouch® private label. Exel is subject to minimum purchase requirements under the terms of the agreement.

We distribute LiftLoc® Safety Infusion Set under the SHPI label through non-exclusive distribution agreements with Cardinal Health, Medline, PSS, Medical Specialties Distributors, Inc. (“Medical Specialties”), Henry Schein, Inc. (“Henry Schein”), and several regional specialty distributors with a strong presence in the oncology, chronic hematology, and long-term intravenous nutritionals markets. Under the terms of our distribution agreements, LiftLoc® distributors purchase finished goods from us for resale to their end-user customers.

We received 510(k) clearance from the FDA for LiftLoc® Safety Infusion Set in 2001, and initiated the U.S. market launch of the product line under our SHPI label in September 2002. Bard initiated its U.S market launch of LiftLoc® Safety Infusion Set under the Bard label in December 2002. The LiftLoc® Safety Infusion Set product line includes a wide variety of needle lengths and gauge sizes. It competes in the estimated $50 million U.S. Huber needle market.

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

We supply MiniLoc® Safety Infusion Set on an OEM private label basis to Bard and Exel. We distribute MiniLoc® under the SHPI label through non-exclusive distribution agreements with Cardinal Health, Medline, PSS, Medical Specialties, Henry Schein, and several regional U.S. specialty distributors. We have also entered into an agreement with Angus Medical for the distribution of our MiniLoc® product in Canada. In 2007, we executed a private label OEM supply and distribution agreement with Fresenius Kabi for the sale of MiniLoc® Safety Infusion Set throughout Europe. Under the terms of our distribution agreements, MiniLoc® distributors purchase finished goods from us for resale to their end-user customers.

We received 510(k) clearance from the FDA for MiniLoc® Safety Infusion Set in May 2005, and initiated the U.S. market launch of the product line under our SHPI label in September 2005. Bard initiated its U.S. market launch of MiniLoc® Safety Infusion Set under the Bard label in the fourth quarter of 2005. In the fourth quarter of 2007, we began shipping MiniLoc® Safety Infusion Set to Fresenius-Kabi for distribution in Europe.

SafeStep® Huber Needle Set

The SafeStep® Huber Needle Set product line was acquired in our merger with Med-Design and is our third product entry in the Huber needle market. Med-Design acquired SafeStep® Huber Needle Set from Luther Needlesafe Products, Inc. (“Luther”) in April 2004. This proprietary product line is manufactured under a license granting Med-Design the exclusive use of the SafeStep® technology for use in the Huber needle field. SafeStep® Huber Needle Set was launched in the U.S. in October 2003.

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

The product contains a textured handle that is easy to grasp and insert. A soft, non-absorbent patient comfort pad lines the bottom of the base. An ultra-small footprint helps minimize dressing materials at the site. The clear plastic base is designed to rest gently on the patient's skin and allows clinicians to easily view and inspect the insertion site throughout the course of therapy. SafeStep® is designed to be simple to use and intuitive in design, requiring minimal training.

We distribute SafeStep® Huber Needle Set in the U.S. market through an exclusive distribution agreement with Alliance Medical. In November 2007, we executed an exclusive OEM supply and distribution agreement with B. Braun for international markets excluding the U.S. and Canada. In December 2007, we made our first shipments of SafeStep® product to B. Braun for distribution in Europe.

PowerLoc™ Safety Infusion Set

PowerLoc™ Safety Infusion Set product is the first power-injectable safety infusion set available on the market. PowerLoc™ incorporates all of the product features and benefits of MiniLoc® Safety Infusion Set, but is designed to withstand pressure injections up to 300 PSI (pounds per square inch). PowerLoc™ Safety Infusion Set is designed to be used in conjunction with Bard’s new PowerPort™, the first power-injectable vascular access port. Power-injection is an important feature that allows a clinician to inject contrast media for CT scans.

Bard received 510(k) clearance from the FDA for PowerPort™, which incorporates our PowerLoc® Safety Infusion Set, in July 2006 and a comprehensive product line was launched into the U.S. market at that time. We supply PowerLoc™ Safety Infusion Set to Bard on an exclusive OEM private label basis. In 2007, we began shipping PowerLoc™ Safety Infusion Set to Bard for distribution in Europe.

SafeStep® MAX™ Power-Injectable Infusion Set

SafeStep® MAX™ Power-Injectable Infusion Set was developed to address the growing trend of power injection in the implantable port and Huber needle market. SafeStep® MAX™ is a power-injectable version of the market-leading SafeStep® Huber Needle Set and is designed to withstand pressure injection up to 325 PSI (pounds per square inch). SafeStep® MAX™ incorporates all of the same product features and benefits of the SafeStep® Huber Needle Set, including a specially lubricated needle, angled tubing to facilitate dressing, and the smallest footprint on the market in a safety device.

SafeStep® MAX™ can be used for power injection with any power-injectable port. SafeStep® MAX™ can also be used for standard infusion with any port. This universal application claim and the value price point provides the opportunity for facilities to standardize by using SafeStep® MAX™ throughout the clinical setting.

We received 510(k) clearance from the FDA for SafeStep® MAX™ Power-Injectable Infusion Set in January 2008. We anticipate a 2008 launch for this product in the U.S. and Europe. SafeStep® MAX™ will be sold exclusively through Alliance Medical in the U.S. B. Braun has exclusive rights to distribute SafeStep® MAX™ in the rest of the world, with the exception of the U.S. and Canada.

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

We have entered into a License Agreement (the “Merit Agreement”) with Merit relating to the manufacture and marketing of safety needle devices for angiographic guidewire introducers utilizing our FlexLoc® technology. Merit is a leading manufacturer and marketer of proprietary disposable products used in cardiology and radiology procedures. We received an upfront license fee payment of $100,000 in January 2001, which was recognized ratably by us over the five-year life of the Merit Agreement. Under the terms of the Merit Agreement, we will receive ongoing royalties on net product. Merit initiated its U.S. market launch of a safety angiographic needle branded Majestik™ Shielded Needle under this license agreement in November 2002.

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

Safety Long Specialty Needles

We have a program underway for developing safety long specialty needles based upon our SecureLoc® platform technology. These needles are used across a wide range of medical disciplines, including anesthesiology, oncology, radiology, urology, and cardiology. Markets of interest include epidural, spinal, introducer needles, soft tissue and bone biopsy needles, and others.

Due to their length, these specialty needles present unique challenges for developing an effective safety system that does not interfere with clinical technique. We believe that our SecureLoc® technology effectively addresses these challenges. SecureLoc® is an integral safety needle device that automatically senses the end of the needle as it advances down the needle shaft and instantly locks out to fully encapsulate the needle tip. The SecureLoc® safety device is unobtrusive and does not interfere with clinical technique. This innovative technology is designed to work on virtually any gauge or length of needle, and addresses several categories without a currently available safety solution. We have developed a robust intellectual property portfolio for this technology, with U.S. and foreign patents issued or pending.

We are developing multiple product applications of SecureLoc®, and launched our first commercial product based upon this technology, SecureLoc® Safety Introducer Needle, into the U.S. market in December 2005. We have product agreements in place pertaining to four additional product lines based upon our SecureLoc® platform technology.

Safety-Engineered Spinal and Epidural Needles

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

Bone Marrow Biopsy Needles

In June 2004, we entered into a worldwide Development and OEM Supply/Distribution agreement with Tyco Healthcare for the marketing and sale of bone marrow biopsy needles. Under the terms of the agreement, Tyco Healthcare will purchase bone marrow biopsy needles from us, as well as reimburse us for certain research and development expenses related to product commercialization. Tyco Healthcare is one of the leading U.S. marketers of bone marrow biopsy needles.

Safety Peripheral IV Catheter

In December 2005, we entered into a non-exclusive License Agreement (the “Agreement”) with Tyco Healthcare relating to the manufacture and marketing of safety peripheral IV catheter devices (the “Technology”). The Agreement provides for us to receive $500,000 upon execution of the Agreement, $250,000 upon the issuance of the first patent relating to the Technology, $250,000 upon the first date that commercial sale of product incorporating the Technology, and on-going royalty payments based on net sales of product incorporating the Technology.

Safety Percutaneous Endoscopic Gastrostomy Introducer Needle

In April 2006, we entered into a Development, Distribution and Supply Agreement with Bard. The Agreement provides for (i) Bard to provide funding for the development of a safety percutaneous endoscopic gastrostomy (“PEG”) introducer needle that meets Bard’s requirements (the “Safety PEG Product”), (ii) Bard to receive the right to distribute the Safety PEG Product worldwide for use in applications, and (iii) SHPI to manufacture, package and supply Bard with the Safety PEG Product. The Agreement has a term of five years, subject to automatic renewal for successive one-year terms unless terminated by either party on 180 days notice prior to the expiration of the then effective term. We anticipate initiation of sales of PEG introducer needles to Bard in 2008.

Safety Introducer Needles

Introducer needles are an important component in sterile procedure kits and trays used in the fields of interventional cardiology, interventional radiology, and for general vascular access. Introducer needles are estimated to represent a $29 million U.S. market. SecureLoc® Safety Introducer Needle is our safety entry into this growing market. We believe that the SecureLoc® Safety Introducer Needle offers several compelling features and benefits to the end user, including:

•	an integral safety mechanism to reduce the risk of accidental needlesticks,

•	the ability to activate the safety device over a guidewire,

•	specially lubricated needles to minimize needle penetration forces,

•	a funneled hub for smooth guidewire introduction, and

•	an ergonomic handle to facilitate grip, stability and needle control during procedure.

We received 510(k) clearance from the FDA for SecureLoc® Safety Introducer Needle in February 2005, and initiated our U.S. market launch of the product line under our SHPI label in December 2005. We are providing SecureLoc® Safety Introducer Needle to OEM customers on a bulk, non-sterile basis for inclusion in procedural kits and trays primarily in the fields of cardiology, radiology, and general vascular access. We also supply the SecureLoc® product to OEM customers on an individually packaged single, sterile basis.

In October 2005, we entered into a non-exclusive Distribution Agreement (the “2nd Merit Agreement”) with Merit relating to the OEM supply of SecureLoc® Safety Introducer Needle. In May 2006, we entered into a non-exclusive Distribution Agreement with ICU Medical for OEM supply of SecureLoc® Safety Introducer Needle. In addition to Merit and ICU, we supply SecureLoc® to several other corporate customers on a purchase order basis. We continue to be engaged in discussions with other large potential OEM customers for the supply and distribution of the SecureLoc® Safety Introducer Needle.

Industry

Market

The healthcare industry is a large and growing industry. Healthcare worker safety is and will remain a high priority, high profile issue. Healthcare workers in the U.S. use approximately six billion needles each year and suffer an estimated 800,000 injuries from accidental needlesticks and other sharps annually. Diseases that can be acquired from such accidents include HIV/AIDS, HBV, HCV, diphtheria, gonorrhea, typhus, herpes simplex virus, malaria, syphilis and tuberculosis. We believe that recent federal and state legislation in conjunction with increased awareness of these statistics will continue to spur growth in the safety needle and syringe market, as sales are converted from the traditional disposable needle and syringe market. However, we are beginning to see a maturation of the U.S. safety needle market, including our core safety Huber needle market, driven by industry conversion to safety needles. The current U.S. market for disposable medical needles is estimated to be in excess of $1.5 billion.

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

Our Strategy

On March 10, 2008, we entered into an Agreement and Plan of Merger with C. R. Bard and Merger Sub pursuant to which Merger Sub will merge with and into SHPI, with SHPI as the surviving corporation of the merger (the “Merger”). If the Merger is not consummated, we will continue to operate as a stand-alone company. As a stand-alone company, our mission is to be a leading developer, manufacturer and marketer of disposable medical devices for clinician and patient safety. We will seek to accomplish this objective by continuing to expand into foreign markets, capturing market share of targeted product segments, making investments to broaden existing product lines, develop new products, increasing manufacturing capacity and seeking additional market opportunities through merger and acquisition activities if attractive opportunities are available. Because growth in revenue or market share for our current products may decline in the future due to a maturing life cycle of our products in the safety needle market, competition and other factors, the investment in new infrastructure, the building of additional manufacturing and other facilities, the continued development of our products and development of additional applications and new products is important to our long-term success and to maintaining strong growth rates in revenue and earnings.

Our business model is primarily to leverage our intellectual property portfolio to enter into licensing, OEM supply, or distribution agreements for our products, rather than engage in direct sales of products to end-users on our own. OEM supply to corporate customers and sale of our own branded products through distributors are our preferred business relationships for targeted specialty products that can be manufactured efficiently on semi-automated manufacturing lines without a large capital investment. Targeted specialty products typically represent lower volume, higher margin opportunities in niche markets. We pursue out-licensing arrangements for high volume, typically lower margin; product opportunities that would require a tremendous capital investment to develop high speed automated manufacturing equipment or would require competition with dominant multinational companies.

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

For products that we market under our own SHPI label, such as LiftLoc® and MiniLoc® Safety Infusion Sets, SafeStep® Huber Needle Set, and SecureLoc® Safety Introducer Needle, we have established a small, yet highly experienced, sales and marketing group to manage our distributors and support their efforts in the field . This support includes development and supply of marketing materials, active lead generation through participation in trade shows, outbound telemarketing and sales presentations, in-service participation and customer service support.

Manufacturing

Products being developed under OEM supply or distribution agreements are manufactured under our authority and supervision by a qualified contract manufacturer headquartered in Vista, California, with FDA and ISO compliant assembly facilities in Tijuana, Mexico. In 2002, we began producing our LiftLoc® Safety Infusion Set at our contract manufacturer. We began producing our MiniLoc® Safety Infusion Set and SecureLoc® Safety Introducer Needle product lines at this same facility in the second half of 2005. In June of 2006 we began producing the SafeStep® Huber Needle Set. In the second quarter of 2006, we began producing conventional bone marrow biopsy needles for Tyco Healthcare and PowerLoc® Safety Infusion Set for Bard Access Systems on an exclusive private label basis. Products subject to licensing agreements are manufactured by our corporate partners. The materials used to produce our products are generally widely available. We do not anticipate difficulty in obtaining such materials although material costs are increasing. However, we may face constraint on our growth from the inability to increase manufacturing capacity, and we may require additional manufacturing facilities in order to continue expanding our business.

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

We have numerous safety needle technologies covered by over 400 issued or pending U.S. patents, with corresponding foreign filings. The patents referred to above first begin to expire in 2013

See Item 3. “Legal Proceedings.” for a description of related patent infringement litigation.

Research and Development

We have devoted a substantial portion of our efforts to designing and developing healthcare products and processes. To date, research and development expenditures have resulted in our ownership of, or right to, numerous patents and patent applications worldwide. We incurred $4,057,068 in 2007 (excluding $423,163 of amortization of deferred compensation) and $3,327,815 in 2006 (excluding $458,507 of amortization of deferred compensation) on research and development activities. Customer sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques for which we earned revenues were $110,920 in 2007 and $590,741 in 2006. If the Merger with C. R. Bard discussed above in “Recent Developments” is not consummated, we plan to continue research and development to identify new products for development and commercialization. There is no assurance that our ongoing research and development activities will prove effective.

Government Regulation

Product Approvals

We are regulated by the FDA, pursuant to various statutes, including the Federal Food, Drug and Cosmetic (“FD&C”) Act, as amended and supplemented by the Medical Device Amendments of 1976 (the “1976 Amendments”) and other related medical device legislatively enacted statutes. Although our focus in the past has been on the design and development of devices, we anticipate that as we engage in more OEM manufacturing, we will become increasingly active in pursuing regulatory approvals. We have received FDA clearance for our LiftLoc® Safety Infusion Set, MiniLoc® Safety Infusion Set, SecureLoc® Safety Introducer Needle, SafeStep® Huber Needle Set, and SafeStep® MAX™ Power-Injectable Infusion Set. In addition, our strategic partners have received FDA clearances for Monoject MagellanTM Safety Syringe Needle, Monoject MagellanTM Safety Blood Collection Device, LuproLocTM Pre-filled Syringe Safety Needle, MajestikTM Shielded Angiographic Needle, and Bone Biopsy Needles. We plan to submit additional 510(k) applications for disposable medical devices based in the future.

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

Foreign Regulation

Distribution and sales of our products in countries other than the U.S. are subject to regulations in those countries. In December of 2003, we received certification to ISO 9001:2000 and ISO 13485:2003 international quality systems standards. Following ISO certification, we were granted a CE Mark for our LiftLoc® Safety Infusion Set, MiniLoc® Safety Infusion Set, and SecureLoc® Safety Introducer Needle product lines. The granting of the CE mark enables us to distribute products in Europe and to seek product registrations in other international markets. We have also been certified to CMDCAS (“Canadian Medical Device Conformity Assessment System”), which certification allows us to market products in Canada.

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

Competitors

The leading suppliers of syringe needles and syringes with needles are BD and Kendall. Terumo Medical Corporation (“Terumo”) holds a minor U.S. market share. B. Braun Medical (“B. Braun”) is a leader in Europe and Asia, while Terumo is a leader in Japan and the Pacific Rim. In addition to the major companies mentioned above, other developers of safety medical needles include ICU Medical, Inc., Retractable Technologies, Inc., Medisys Technologies, Inc. and Smiths Medical.

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

Our Competitive Advantages

Conventional needle products have competed primarily on the basis of price. However, we believe the safety needle market offers substantial opportunities for premium priced products. We compete on the basis of healthcare worker safety, ease of use, patient comfort, added product features and compliance with state, federal and OSHA regulations. We believe our products perform well based on product design features and provide attractive margins for our partners and us at a reasonable cost to the end user. However, we also believe that as the life cycle of our safety products continues to mature, there are rising threats such as commoditization and corresponding price pressure in our core safety markets.

Seasonality of Business

With the exception of the Integra™ syringe, which typically experiences a spike in sales during the flu vaccination period (the second half of our fiscal year), sales of our products are not subject to significant seasonal variations.

Backlog

As our business grows we expect our backlog to grow modestly since most of our manufacturing is custom made to order.

Employees

As of March 10, 2008, we employed 35 people, including 7 engineers. Our employees are not represented by any labor union, and we believe our relations with employees are good.

Item 2. Description of Property

Our principal offices are located at 585 West 500 South, Bountiful, Utah, under the terms of a lease with an unaffiliated lessor, which expires on December 31, 2008, at which time the lease shall continue in full force and effect indefinitely subject to our right to terminate upon providing three months notice after September 1, 2008. The offices and laboratories comprise 15,574 square feet of space. Our primary use of the space is for offices. However, our facility also includes designated laboratory space for the development and testing of product prototypes, and a dedicated machine shop to support our product development activities. We also have 3,226 square feet of warehouse space in an adjacent building located at 557 West 600 South, Bountiful, Utah, under the terms of a lease with an unaffiliated lessor, which expires on March 31, 2008. During 2007 we entered into a lease for 4,600 square feet of warehouse space at 25 North 400 West, North Salt Lake, Utah, which expires on August 31, 2008, at which time we have the right to extend the lease term for an additional two years from the end of the lease term in one year increments. We believe that our current office and warehouse space will be adequate to meet the needs of current and expected growth for the foreseeable future. We may, however, require additional warehousing or manufacturing facilities in the future depending upon the volume of products sold and the manufacturing arrangements we develop.

In October 2006, MDC Research Ltd. (“MDC”), a subsidiary of Specialized Health Products International, Inc., and Moen Development entered into a Lease Cancellation Agreement (the “Agreement”) whereby a lease related to commercial offices leased by MDC in Ventura, California was terminated. Under the Agreement, we were obligated to pay for certain utilities through January 31, 2007, make certain improvements to the premises, maintain insurance relating to the premises through January 31, 2007, pay our proportional share of property taxes from July 1, 2006 though January 31, 2007 which are estimated to be $10,801 and pay a base rent differential of $158,321. We also made warranties relating to the condition of the premises. In June 2006, MDC’s California operations were consolidated into our Bountiful, Utah facilities. MDC was paying approximately $22,000 per month in connection with this lease and related expenses prior to the effective date of the Agreement. The terminated lease had an expiration date of October 2008. We anticipate that the lease termination arrangements will provide cost savings of approximately $300,000. The lease termination agreement resulted in a reduction of the purchase price determined for the transaction by $284,819, with the savings resulting from the lease termination reducing the liabilities assumed, with an equal offsetting reduction being made to the goodwill arising from the purchase price valuation. The purchase price adjustment was made in the second quarter of 2007 when the actual liabilities had been determined.

Item 3. Legal Proceedings

In December 2002, Becton Dickinson (“BD”) filed a lawsuit against Tyco Healthcare in the United States Court of the District of Delaware, asserting that Tyco Healthcare's Monoject MagellanTM safety needle and blood collector products infringe upon BD's U.S. Patent No. 5,348,544 (the “‘544 Patent”). Tyco Healthcare is now known as Covidien.

Following trial, on October 26, 2004, the jury returned a verdict finding that Tyco Healthcare willfully infringed BD’s patent and awarded BD $4 million in lost profits damages and reasonable royalty damages. In post-trial proceedings, Tyco Healthcare filed motions for judgment as a matter of law, or, alternatively, for a new trial. BD filed a post-trial motion for enhanced damages, attorneys’ fees, pre-judgment interest and post judgment interest, and a motion for a permanent injunction. On March 31, 2006, the trial court issued a Memorandum and Order on the parties’ post-trial motions: (1) denying Tyco Healthcare’s motion for judgment as a matter of law; (2) granting Tyco Healthcare’s motion for a new trial on the issue of infringement; and (3) denying BD’s motion for enhanced damages, attorneys’ fees, pre-judgment interest and post judgment interest, and permanent injunction. The new trial commenced on November 27, 2007. On November 30, 2007, a jury found in favor of BD that Tyco Healthcare’s Monoject Magellan™ safety products infringe upon the ‘544 Patent. The court did, however, grant Tyco Healthcare’s motion to dismiss BD’s claims of willful infringement. Tyco Healthcare has indicated that it intends to appeal the jury’s decision following post-trial motions. We are not a party to the patent infringement lawsuit.

Under our arrangements with Tyco Healthcare, Tyco Healthcare has the right to withhold up to fifty percent (50%) of royalties due as an offset against litigation expenses related to charges of infringement by a third party for the manufacture, use or sale of licensed product. This right continues while this litigation is pending. If, as a result of judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due us on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to us. Accordingly, we have previously recorded liabilities for amounts that were our estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare would withhold against the royalties due to us.

Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, we recorded a liability of approximately $1,300,000 at December 31, 2003, which amount was our estimate of the portion of costs associated with BD’s lawsuit against Tyco Healthcare that Tyco Healthcare would withhold against the royalties due SHPI through 2005. During the twelve month contract periods ended September 30, 2004 and 2005, Tyco Healthcare withheld fifty percent of royalty payments due us, which amounts totaling $1,000,000 were offset against the accrual. Based on information obtained during the fourth quarter of 2005, we anticipated the litigation would continue at least through 2007. Accordingly, we recorded an additional liability of $1,095,200 at December 31, 2005, which amount was our estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare would withhold against the royalties due us during 2006 and 2007.

As a result of the jury’s verdict on November 30, 2007, we booked a non-cash charge to income of $250,000 during the fourth quarter of 2007 to arrive at the accrued liability of $606,928 at December 31, 2007, which represents our estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare will withhold against future royalties due to us through the end of the third quarter 2008. In the event litigation continues beyond 2008, or if Tyco Healthcare ultimately loses the case on appeal, additional liabilities may accrue. Moreover, if Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject MagellanTM safety products in their current form.

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

The Integra™ syringe is the subject of a license agreement dated March 12, 2000, and subsequently amended, between BD and the Med-Design Corporation (“BD Agreement”). Under the BD Agreement, in the event of (i) a final adjudication enjoining BD from making, using, or selling the Integra™ syringe or holding BD liable for damages based on the Integra™ syringe or (ii) settlement of the lawsuit requiring payment of damages by BD relative to the Integra™ syringe, BD has the right to deduct from future royalties sufficient to reimburse itself for one-half of its damages and legal expenses incurred and paid by BD in the lawsuit, but in no event shall BD’s royalty payments be reduced below a one percent (1%) royalty. No liability has been recorded at December 31, 2007 since we currently can not reasonably estimate any potential losses, if any.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

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

Quarter Ended	High	Low
2006
March 31	$0.60	$0.43
June 30	$0.52	$0.37
September 30	$0.70	$0.36
December 31	$0.72	$0.59
2007
March 31	$0.95	$0.71
June 30	$0.87	$0.76
September 30	$0.80	$0.69
December 31	$0.91	$0.70

Holders of Record

At March 10, 2008, there were approximately 3,652 holders of record of our common stock. The number of holders of record was calculated by reference to our stock transfer agent’s books.

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

Recent Developments

On March 10, 2008, we entered into an Agreement and Plan of Merger dated as of March 10, 2008 (the “Merger Agreement”), with C. R. Bard, Inc. (“C. R. Bard”) and Pelican Merger Acquisition Sub Co., a wholly owned subsidiary of C. R. Bard (“Merger Sub”).

Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into SHPI, with SHPI as the surviving corporation of the merger (the “Merger”). At the effective time of the Merger, each share of common stock of SHPI then outstanding, other than those held as treasury stock and those owned by C. R. Bard or Merger Sub, and other than those with respect to which appraisal rights are properly exercised, will be converted into the right to receive $1.00 per share in cash, without interest.

Our Board of Directors unanimously approved the Merger Agreement, the Merger and the transactions contemplated thereby, and recommends that our stockholders adopt the Merger Agreement, the Merger and the transactions contemplated thereby.

Completion of the transaction is subject to the affirmative vote of our stockholders, expiration or termination of the applicable anti-trust waiting periods and other customary closing conditions.

Overview

We design, develop, manufacture, and market proprietary disposable medical devices for clinician and patient safety. Our innovative safety devices are designed to maximize the efficiency and quality of healthcare, while minimizing the risk of accidental needlesticks, which are a leading occupational cause of the spread of blood-borne diseases such as human immunodeficiency virus and autoimmunodeficiency syndrome (“HIV/AIDS”) and the hepatitis B and C viruses. We have developed multiple safety needle products based upon a broad intellectual property portfolio that applies to virtually all medical needles used today. We manufacture and market certain products, including four of the leading brands in the safety Huber needle market, under our own label. We license or supply other products on an OEM basis to leading manufacturers and marketers in the global disposable medical products industry, including Tyco Healthcare, Bard Access Systems, BD Medical, B. Braun Medical and Fresenius-Kabi.

We completed our merger with The Med-Design Corporation (“Med-Design”) on June 2, 2006. Med-Design was principally engaged in the design and development of safety medical needle products and technologies. Med-Design has a broad intellectual property portfolio that relates primarily to retractable safety needle technology.

The financial results included in the year ended December 31, 2007 include combined SHPI and Med-Design operations from January 1, 2007 through December 31, 2007. Financial results for the year ended December 31, 2006 include combined operations from June 2, 2006 to December 31, 2006.

During the year ended December 31, 2007, we had total revenue of $18,923,627 compared to total revenue of $13,269,021 during the year ended December 31, 2006, representing an increase of $5,654,606 or 43%. The increase in revenue was primarily driven by increased sales of our manufactured products as they continue to gain acceptance in the marketplace, and the addition of new revenue streams acquired in our merger with Med-Design. Total revenue derived from Med-Design revenue streams for the year ended December 31, 2007 was $6,825,476 as compared to $3,233,090 for the period from the acquisition date to December 31, 2006.

Gross profit for the year ended December 31, 2007 was $12,658,675 as compared to $8,469,402 for the year ended December 31, 2006, representing an increase of $4,189,273 or 49%. The gross profit margin increased 3 percentage points to 67% in 2007 compared to 64% in 2006. This increase in gross profit margin is due to increased gross profit margins from our manufactured products and lower development fee revenue which has a very high cost of revenue.

Net income for the year ended December 31, 2007 was $2,723,976 compared to net income of $385,207 for the year ended December 31, 2006. This represents an improvement of $2,338,769 or 607% for the year ended December 31, 2007. Basic net income per share for the year ended December 31, 2007 was $0.04 compared to basic net income per share of $0.01 for the year ended December 31, 2006.

We had $8,735,143 in cash and cash equivalents as of December 31, 2007, representing an increase of $6,453,463 from December 31, 2006, of which $4,275,375 is attributed to the proceeds from the sale of available-for-sale securities. The remaining increase of $2,178,088 is driven primarily by net cash of $3,005,377 provided by operating activities during the year ended December 31, 2007, offset by the use of $828,889 to purchase patents and property and equipment and increased investment in working capital to fund our growth. Net cash of $3,005,377 provided by operating activities during the year ended December 31, 2007 represents an improvement of $3,151,046 compared to the net cash of $145,669 used in operating activities during the year ended December 31, 2006.

In November 2007, we entered into a Supply and Distribution Agreement with B. Braun Medical whereby B. Braun acquired the exclusive right to market, sell and distribute SafeStep® Huber Needle Sets and SafeStep® MAX™ Power-Injectable Infusion Set throughout the world with the exception of the U.S. and Canada.

Sources of Revenue

Revenue consists of (1) product sales, (2) product royalties, (3) technology fees and licensing revenues, and (4) development fees and related services.

Product sales are derived primarily from sales of our manufactured safety Huber needles, safety introducer needles and bone marrow biopsy needles to customers.

Product royalty income is generated from proprietary products subject to license agreements with corporate partners, including but not limited to Tyco Healthcare, BD Medical, and TAP Pharmaceutical Products Inc. In each case, these products are manufactured and sold by our licensing partners, and we receive on-going royalty payments on product sales.

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

Research and development expenses consist primarily of personnel costs related to our proprietary research and development efforts and the design, development and improvement of our manufacturing lines and capabilities, as well as costs incurred in connection with our third-party collaboration efforts. Also included is amortization of stock-based compensation cost recorded for restricted stock awards, the value of which is being amortized over the vesting period of the awards in accordance with SFAS 123R.

Sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in marketing and selling activities, as well as travel, promotional and marketing expenditures incurred to support the sale of our manufactured products. Also included is amortization of stock-based compensation cost recorded for restricted stock awards, the value of which is being amortized over the vesting period of the awards in accordance with SFAS 123R.

General and administrative expenses consist primarily of wages and benefits for executive, legal, accounting and administrative personnel, insurance, rent and utilities, travel, depreciation of property and equipment and amortization of intangible assets and other general corporate expenses. Also included is amortization of stock-based compensation cost recorded for restricted stock awards, the value of which is being amortized over the vesting period of the awards in accordance with SFAS 123R.

Patent litigation expense consist of costs expected to be incurred associated with BD’s suit against Tyco Healthcare that Tyco Healthcare is expected to withhold against future royalties.

Outlook

Our board of directors and senior management have determined that we have reached a point where significant additional investment is needed in order to build infrastructure, build more manufacturing capacity and other facilities, and to develop or acquire new product lines to continue our strong growth rates as a stand-alone company beyond 2008. If the proposed Merger with C. R. Bard, which is discussed above in “Recent Developments,” is not consummated, we expect to incur significant costs to build infrastructure, expand manufacturing capacity, and to develop or acquire new product lines.

Results of Operations

The following table presents our results of operations for the years ended December 31, 2007 and 2006:

	2007	2006	Change	% Change
Revenue:
Product sales	$14,489,223	$9,593,615	$4,895,608	51%
Royalties	4,126,816	2,887,997	1,238,819	43%
Licensing revenues	196,668	196,668	-	0%
Development fees and related services	110,920	590,741	(479,821)	-81%
Total Revenue	18,923,627	13,269,021	5,654,606	43%
Cost of revenue	6,264,952	4,799,619	1,465,333	31%
Gross profit	12,658,675	8,469,402	4,189,273	49%
Operating expenses:
Research and development (1)	4,480,231	3,786,322	693,909	18%
Sales and marketing (1)	1,522,608	1,484,350	38,258	3%
General and administrative (1)	3,898,458	2,846,235	1,052,223	37%
Patent litigation expense	250,000	-	250,000	100%
Total operating expenses	10,151,297	8,116,907	2,034,390	25%
Income from operations	2,507,378	352,495	2,154,883	611%
Other income (expense):
Interest income	264,943	180,440	84,503	47%
Other expense, net	(3,314)	(147,728)	144,414	-98%
Total other income, net	261,629	32,712	228,917	700%
Income tax provision	(45,031)	-	(45,031)	0%
Net income	$2,723,976	$385,207	$2,338,769	607%

(1) Includes amortization of stock-based compensation as follows:

Research and development	$423,163	$458,507	$(35,344)	-8%
Sales and marketing	$21,363	$28,472	$(7,109)	-25%
General and administrative	$887,756	$892,642	$(4,886)	-1%

Revenue

During the year ended December 31, 2007, we had total revenue of $18,923,627 compared to total revenues of $13,269,021 for the year ended December 31, 2006, representing an increase of $5,654,606 or 43%. The increase in revenue is attributable to increases in product sales and royalties discussed below.

Product Sales

During 2007, we recognized $14,489,223 in product sales compared to $9,593,615 in 2006. The $4,895,608 increase in product sales was primarily driven by increased sales to existing customers, of our leading safety Huber needle products, MiniLoc® Safety Infusion Set and SafeStep® Huber Needle Set, as well as new OEM sales of our PowerLoc® Safety Infusion Set to Bard Access Systems and Monoject™ Bone Marrow Biopsy Needles to Tyco Healthcare.

Furthermore, the year ended December 31, 2007 reflects a full period of SafeStep® product revenue related to the Med-Design merger as compared to seven months of revenue for the year ended December 31, 2006. Revenue from sales of SafeStep® increased $2,363,567 for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Product Royalties

In 2007, we recognized $4,126,816 in product royalties, compared to $2,887,997 in 2006. Product royalties in 2007 increased by $1,238,819, which is primarily attributable to realizing a full year of royalty income from BD Medical related to the Vacutainer® Push Button Blood Collection Set and the Integra™ Syringe product lines acquired in the Med-Design merger in addition to increased income from Tyco Healthcare related to the Monoject Magellan™ safety syringe.

Licensing revenues

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

Development Fees and Related Services Revenue

Development fees and related services decreased $479,821 or 81% for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This decrease is related to the maturation of our funded development projects, which have moved into the production phase in 2007.

Cost of Revenue

Cost of revenue increased $1,465,333 or 31% for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase in cost of revenue is attributable to the increase in product sales, partially offset by a 77% decrease in cost of revenue associated with development fees and related services.

Gross Profit

Gross profit for the year ended December 31, 2007 increased $4,189,273 or 49%, compared to the year ended December 31, 2006. The increase in gross profit is primarily attributable to (1) the increase in our total revenue, particularly the increase in royalty revenue, which has minimal cost of revenue and, (2) the cost savings realized by transitioning to multi-cavity molds for the component parts of our MiniLoc® Safety Infusion Set product line in July 2006. Additionally, development fees and related services, which carry a high cost of revenue, decreased 81% from the comparable periods.

Gross profit margin for the year ended December 31, 2007 was 67%, representing an increase of three percentage points compared to the 64% gross profit margin realized for the year ended December 31, 2006. The increase in gross profit margin is primarily attributable to cost savings realized by transitioning to multi-cavity molds for the component parts of our MiniLoc® Safety Infusion Set product line in July 2006, the increase in royalty revenue for which there is minimal cost of revenue, and the decrease in development fees for which there is high cost of revenue.

Operating Expenses

Total Operating Expenses

Total operating expenses increased by $2,034,390 or 25% from fiscal year 2006 to 2007. The increase is primarily driven by an increased operating infrastructure required to meet the growing demand for our products in addition to having a full year of costs related to supporting the additional revenue streams acquired in the Med-Design merger in 2007 as compared to only seven months in 2006. Additionally, there was an increase in patent litigation expense of $250,000 relating to BD’s suit against Tyco Healthcare, as described more fully in Item 3, “Legal Proceedings”.

Research and Development Expenses

Research and development expenses increased $693,909 or 18% for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase in R&D expenses is primarily due to an increase of $270,992 for personnel related expenses for additional personnel including $143,120 in severance expense related to staff reduction, $111,542 in consultant related expenses, $23,728 in testing related expenses incurred in the exploration of additional products, $120,489 in research and development supplies, an increase of $106,561 for depreciation of new R&D manufacturing equipment acquired during the last half of 2006 and throughout 2007 and an increase of $41,519 in patent amortization costs due to increased capitalization of patent costs in the last half of 2006 and throughout 2007.

The remaining increase is due to a number of smaller increases in various expense categories related to the development and commercialization of new product applications based upon our SecureLoc® technology, the exploration of additional products based upon our proprietary medical safety needle technologies, continued support of our manufactured product lines, and the development of product improvements to the SafeStep® Huber Needle Set product line acquired in the Med-Design transaction.

Stock based compensation included in research and development expenses was $423,163 and $458,507 for the years ended December 31, 2007 and 2006, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $38,258 or 3% for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase is primarily related to an increase of $93,701 in commissions and distribution fees for our SafeStep® Huber Needle Set product line during the 2007 period. An increase of $19,361 in trade show and travel related expenses related to our expanded line of product offerings and an increase in marketing supplies and other expenses of $65,466 related to the creation and distribution of new marketing materials for the expanded line of products. The increases noted above were offset by a decrease in personnel related expenses of $149,492 due to the reduction of personnel within the sales and marketing group during 2007.

Stock based compensation included in sales and marketing expenses was $21,363 and $28,472 for the years ended December 31, 2007 and 2006, respectively.

General and Administrative Expenses

General and administrative expenses increased $1,052,223 or 37% for the year ended December 31, 2007 as compared to year ended December 31, 2006. The increase resulted primarily from increased personnel costs of $532,877 related primarily to the addition of new finance and accounting employees, increased consultant fees of $132,328 related to costs incurred to comply with Sarbanes-Oxley and retaining the services of a financial advisory firm, increased amortization of $103,542 related to amortizing the license rights acquired in the Med-Design merger, increased investor relation expenses of $114,424 related to retaining the services of an investor relations firm, increased legal fees and a number of smaller increases in various expense categories.

Stock based compensation included in general and administrative expenses was $887,756 and $892,642 for the years ended December 31, 2007 and 2006, respectively.

Patent Litigation Expense

During the fourth quarter of 2007, we recorded an additional liability of $250,000, which is our estimate of the additional costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare will withhold against the royalties due SHPI for future sales on the Monoject Magellan™ safety syringe. After recording the additional liability of $250,000, there remained $606,928 of the accrued liability as of December 31, 2007, related to the BD / Tyco Healthcare lawsuit. See Item 3, “Legal Proceedings.”

Other Income

Other income consists primarily of interest income and debt related expenses. The $228,917 increase for the year ended December 31, 2007 as compared to December 31, 2006 resulted primarily from an increase in interest earned on invested funds of $4,175,000 as the funds were invested for the whole period in 2007 as compared to a portion of the period in 2006, a decrease in interest expense of $52,603 related to the Galen Partners’ convertible note and a $91,745 decrease in the expensing of deferred finance costs related to the issuance of warrants to Galen Partners in consideration for the convertible note, since the Galen note, including all accrued interest, was paid in full on September 30, 2006.

Income Tax Expense

We recognized income tax expenses of $45,031 for the year ended December 31, 2007 related to alternative minimum taxes and state taxes for 2007. While we were profitable in 2006, we incurred no tax expense for the year ended December 31, 2006 due to the utilization of net operating losses incurred in prior periods. At December 31, 2007, we had total net operating losses (“NOL’s”) of $89,963,438. As defined in Section 382 of the Internal Revenue Code, the Company has undergone a greater than 50 percent ownership change as a result of the financing initiatives taken in 1998 and 2002. Consequently, there are limitations on the amount of the Company's NOL’s that may be utilized to offset future taxable income in any one year. In addition, approximately $64,800,000 of the above NOL’s were acquired in the Med-Design merger. This portion of the NOL is subject to an annual limitation of approximately $79,000 under Internal Revenue Code Section 382, and consequently, approximately $63,300,000 will expire prior to utilization. In addition, Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, requires that as the Company realizes a tax benefit from the Med-Design NOL’s, that any benefit shall first, be applied against and reduce to zero, goodwill related to the acquisition, and second, reduce to zero other noncurrent assets related to the acquisition and third, reduce income tax expense. See Note 12 in the Consolidated Financial Statements. Our ability to realize the benefit of these NOL’s and tax credits will depend on the generation of future taxable income through profitable operations.

We adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007 which requires financial statement recognition and measurement of a tax position taken or expected to be taken in a return. The adoption of FIN 48 did not have a material impact on our financial statements.

Net Income

Our net income for the year ended December 31, 2007 increased $2,338,769 or 607% as compared to the year ended December 31, 2006. Basic and diluted net income per common share for the year ended December 31, 2007 was $0.04, compared to $0.01 net income per common share for the year ended December 31, 2006.

Liquidity and Capital Resources

Historically, our principal use of cash has been to fund ongoing operations. To date, we have financed our operations principally through private placements of equity securities, the sale of products, technology and patents, advanced royalties, development fees, technology and license fees and proceeds from the sale of common stock.

We had $8,735,143 in cash and cash equivalents as of December 31, 2007, representing an increase of $6,453,463 from December 31, 2006. The increase relates to net cash provided by operations of $3,005,377 offset by the purchases of $828,889 in long-term assets. The remainder of the increase primarily relates to proceeds of $4,275,375 from the sale of available-for-sale securities.

Working capital as of December 31, 2007 was $11,303,218, compared to $7,472,966 as of December 31, 2006. The increase in working capital in 2007 was primarily due to cash provided by operating activities and the maturity of marketable securities offset by purchases of long-term assets. Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to finance our growing business, the cost of bringing new safety medical needle technologies and other products to commercial viability, and the timing of market launches of new products.

Net cash provided by operating activities was $3,005,377 in 2007 compared to net cash used of $145,669 for operating activities in 2006. The increase was primarily attributable to an increase in net income offset by increases in accounts receivable and inventories, related to the dramatic growth of our manufactured product sales and payments for accrued liabilities.

Net cash provided by investing activities totaled $3,446,486 in 2007 compared to $2,220,127 in 2006. In 2007, cash proceeds of $4,275,375 were received from the sale of available-for-sale securities offset by purchases of long-term assets totaling $828,889. In 2006, net cash of $2,973,799 was received in connection with the Med-Design merger offset by the purchase of $753,672 in long-term assets.

Net cash provided by financing activities in 2007 was $1,600 from the exercise of 80,000 warrants by Galen Partners. During 2006, net cash of $500,000 was used to retire the Galen note (see further discussion of the Galen note in Item 12 Certain Relationships and Related Transactions, and Director Independence).

As of December 31, 2007, we had accounts payable and accrued liabilities totaling $2,821,554. We also had a current portion of accrued patent litigation expense of $606,928 and current deferred revenue of $172,067, neither of which will require the use of cash. At December 31, 2007, we had cash and cash equivalents of $8,735,143.

We anticipate higher expenses and capital investment during the second-half of 2008 and through 2009 as we begin to make needed investments in facilities and infrastructure and step up our efforts to develop new products and business lines to supplement our existing products, which primarily compete in markets that are approaching full conversion to safety in the U.S.

We believe that existing cash and cash equivalents, along with cash generated from the collection of accounts receivable, the sale of products, development fees and royalties will be sufficient to meet our cash requirements during the next twelve months. However, there can be no assurance that we will not make an acquisition or encounter unforeseen difficulties that may deplete our resources more rapidly than anticipated. Additionally, if we increase research and development costs to build up our product pipeline, invest in additional infrastructure, or build additional manufacturing or other facilities, or otherwise increase manufacturing capacity, our resources will deplete more rapidly. Any efforts to seek additional funding could be done through equity, debt or other external financing; however there is no assurance that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, our business and financial condition may be adversely affected.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

Merger Agreement

We completed our merger with The Med-Design Corporation (“Med-Design”) on June 2, 2006, following approval by stockholders of both companies.

Of the preliminary estimated $2,145,000 of liabilities accrued in the merger with Med-Design, $1,281,184 related to expected costs associated with exiting the Med-Design business. During 2007, it was determined, based on early termination of the Med-Design lease, that the actual cost of exiting the Med-Design business was $996,365, resulting in a decrease of $284,819 in assumed liabilities and goodwill related to the transaction.

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

Tyco Healthcare

In December 2005, we entered into a non-exclusive License Agreement with Tyco Healthcare relating to the manufacture and marketing of safety peripheral IV catheter devices. Under the terms of the agreement, SHPI receives payments related to the achievement of certain patent and commercialization milestones, and on-going royalty payments on all product sales. The agreement is for the life of the patents.

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

In September 2001, Med-Design entered into an Addendum (“the Addendum”) to the development and licensing agreement with Enpath Medical, Inc. The Addendum grants Enpath Medical, Inc. an exclusive license to manufacture and market the Med-Design’s Safety Seldinger Introducer Needle in the arterial access market. Under the terms of the Addendum, Med-Design received an initial payment of $2,000,000. $1,000,000 was paid in 68,027 shares of Enpath Medical, Inc. common stock valued at the closing price on the date Med-Design entered into the Addendum and $1,000,000 of which was paid in cash on October 15, 2001. In addition, Med-Design is entitled to receive royalties of 20% of net sales of the product, which royalty rate may be reduced to 17% if certain sales volumes are met. The agreement is in effect for the remaining life of the underlying patents.

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

In December 2003, we entered into a Distribution Agreement with Biometrix Ltd. (“Biometrix”), whereby Biometrix acquired the non-exclusive right to distribute and sell LiftLoc® Safety Infusion Set in Israel. Under the terms of the agreement, Biometrix purchases SHPI branded product from us for resale to their end-user customers. The agreement is for a three-year term and shall be renewed automatically for additional, consecutive one-year terms unless terminated by either party in writing not less than 45 days prior to the expiration of the initial term or any renewal term.

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

Tyco Healthcare

In June 2004, we entered into a worldwide Development and OEM Supply/Distribution agreement with Tyco Healthcare for the marketing and sale of bone marrow biopsy needles. Under the terms of the agreement, Tyco Healthcare will purchase bone marrow biopsy needles from us, as well as reimburse us for certain research and development expenses related to product commercialization. The Tyco Healthcare agreement is for an initial term of three years during which it is non-cancellable. After the initial three-year term it automatically renews for additional one-year terms unless terminated in writing by Tyco Healthcare upon 180 days notice.

Merit Medical

In October 2005, we entered into a Purchase Agreement with Merit Medical for the marketing and sale of our SecureLoc® Safety Introducer Needle. Under the terms of the agreement, Merit Medical will purchase safety introducer needles from us. The agreement is for an initial term of five years. After the initial five-year term it automatically renews for additional five-year terms unless terminated in writing by either party upon 90 days notice.

ICU Medical

In May 2006, we entered into a Purchase Agreement with ICU Medical, Inc. for the marketing and sale of our SecureLoc® Safety Introducer Needle. Under the terms of the agreement, ICU Medical will purchase safety introducer needles from us. The agreement is for an initial term of five years. After the initial five-year term it automatically renews for additional five-year terms unless terminated in writing by either party upon 90 days notice.

Alliance Medical

Med-Design acquired the SafeStep® Huber Needle Set product line in April 2004. As a part of the purchase Med-Design assumed all existing contracts, one of which was an exclusive distribution agreement with Alliance Medical to market the SafeStep® product line in the United States of America. The agreement establishes minimum purchase amounts to retain exclusive sales rights to distribute the product. The Alliance Medical agreement continues until December 31, 2008 and automatically renews for successive one-year terms unless terminated in writing not less than 90 days prior to expiration of the initial term or any renewal term.

B. Braun Medical

In November 2007, we entered into a Supply and Distribution Agreement with B. Braun Medical whereby B. Braun acquired the exclusive right to market, sell and distribute SafeStep® Huber Needle Sets and SafeStep® MAX™ Power-Injectable Infusion Set throughout the world with the exception of the U.S. and Canada. B. Braun is subject to minimum purchase requirements. The B. Braun Agreement commenced in November 2007 and continues until the expiration of the third contract year, December 31, 2010, and automatically renews for successive one-year terms unless terminated by either party in writing not less than 180 days prior to the expiration of the initial term or any renewal term.

Fresenius-Kabi

In July 2007, we entered into a Distribution Agreement with Fresenius-Kabi whereby Fresenius-Kabi acquired the non-exclusive right to market, sell and distribute MiniLoc® Safety Infusion Set products in Europe. Fresenius-Kabi is subject to minimum purchase requirements. The Fresenius-Kabi Agreement continues until December 31, 2009, and automatically renews for successive one-year terms unless terminated by either party in writing not less than 90 days prior to the expiration of the initial term or any renewal term.

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

Critical Accounting Policies

Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements. The application of certain policies requires significant judgments or an estimation process that can affect our results of operations, financial position and cash flows, as well as the related footnote disclosures. We base our estimates on historical experience and other assumptions, as discussed below, that we believe is reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. The accounting policies and estimates with the greatest potential to have a significant impact on our operating results, financial position, cash flows and footnote disclosures are as follows.

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

Product revenues are recognized when the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price is fixed or determinable, and (d) collectibility is reasonably assured. Rights of return for manufactured product are dependent upon the agreement. Certain distributors have the right, on a quarterly basis, to request the return of excess or slow-moving inventory. An allowance for product returns, calculated using historical data, is made at the end of each quarter. Actual product returns could differ from management’s estimates due to changes in future economic or industry conditions or specific customers’ inventory sales.

Long-Lived Assets

We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable. When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. No such impairments were recorded during the years ended December 31, 2007 and 2006.

Goodwill

We review goodwill for impairment annually. We have one reporting unit.  If the reporting unit's fair value exceeds the carrying value of its net assets, goodwill is not considered impaired. If the reporting unit's carrying value exceeds its fair value, we must analyze the fair value of goodwill relative to its carrying value. If its carrying value exceeds its fair value, an impairment loss is recorded to write goodwill down to fair value. Determining the fair value of goodwill involves the use of significant estimates and assumptions. These estimates and assumptions include projected revenue growth rates and operating margins to calculate estimated cash flows.  No such impairment was recorded during the year ended December 31, 2007 and 2006.

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, on January 1, 2006, which requires us to measure compensation expense for all outstanding unvested share-based awards at fair value and recognize compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ from these estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157,“Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. We will adopt SFAS 157 for financial assets and liabilities on January 1, 2009. We anticipate that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements. FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157”, was issued in February 2008. This staff position delays the effective date for implementation of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for us beginning January 1, 2008. We anticipate that the adoption of SFAS 159 will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning January 1, 2009. Early adoption is not permitted. We are evaluating the impact these statements will have on our consolidated financial statements.

We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flow. Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future earnings or operations.

Contractual Obligations

Our contractual obligations as of December 31, 2007 were as follows:

		Payments Due by Year
Obligation	Total	2008	2009	Thereafter
Operating leases (1)	$259,689	$259,689	$-	$-
Purchase order commitments (2)	1,421,131	1,421,131	-	-
Total	$1,680,820	$1,680,820	$-	$-

(1) We lease office space under an operating lease that is non-cancellable prior to December 31, 2008. The leases on our warehouse facilities expire on March 31, 2008 and August 31, 2008.

(2) Due to the long lead time of specialty needles and proprietary molded parts, which are critical components for the LiftLoc® and MiniLoc® Safety Infusion Set, SafeStep® Huber Needle Set, SecureLoc® Safety Introducer Needle, and Monoject™ Bone Marrow Biopsy Needle product lines, as of December 31, 2007, we had issued approximately $1,421,000 in long-term purchase orders relating to these products.

Galen Partners Promissory Note

On March 22, 2004, we entered into an agreement with Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P. (collectively, “Galen Partners”) whereby Galen Partners agreed to purchase a convertible promissory note (“Note”) in the aggregate principal amount of $1,000,000 upon the Company’s request made at any time between March 31, 2004 and March 31, 2005. As consideration for entering into this purchase agreement, Galen Partners received a warrant that provides them the right, but not the obligation, to purchase 80,000 shares of common stock at an exercise price of $0.02 per share. On March 20, 2007 Galen Partners exercised its warrant to purchase 80,000 shares of common stock.

On March 7, 2005, Galen Partners agreed to a six-month extension of its $1,000,000 promissory note agreement through September 30, 2005 in exchange for the issuance of a warrant to purchase 40,000 shares of our common stock at an exercise price of $0.02 per share which they exercised on March 4, 2008. We elected to draw against the note, and on June 30, 2006 repaid the outstanding principal and interest on the note. No further obligations exist under the note agreement. See further discussion of the Galen Partners Promissory Note in Item 12 Certain Relationships and Related Transactions, and Director Independence.

Inflation

We do not expect the impact of inflation on our operations to be significant.

Risk Factors

In addition to the risks set forth elsewhere or herein, we are subject to certain other risk factors due to the industry in which we compete and the nature of our operations. These risk factors include the following:

The announcement of or failure to complete the proposed Merger could negatively impact our stock price, future business and financial results.

Our pending Merger with C. R. Bard, which is described in Item 1, Description of Business, “Recent Developments,”subjects us to business uncertainties and contractual restrictions. The announcement of the pending merger may adversely impact our customer relationships and could harm our business. In addition, we are also prohibited from taking various actions outside the ordinary course of business without the prior approval of C. R. Bard. Our inability to take these actions could adversely affect us, particularly if the Merger is not completed. Completion of the Merger is also subject to regulatory and stockholder approval, and certain other closing conditions. There is no assurance that the Merger Agreement and the Merger will be approved by our stockholders, and there is no assurance that the other conditions to the completion of the Merger will be satisfied. If the Merger is not completed, our common stock could be negatively impacted because the current market price of our common stock may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a negative perception by the stock market of us generally and a decline in the market price of our common stock. We will also remain liable for significant transaction costs, including legal, accounting and financial advisory fees regardless of whether the Merger is completed.

We have a history of losses.

We have accumulated deficits totaling $36,722,250 since inception in November 1993. With the exception of the second quarter of 1999, the third quarter of 2004, and the second, third and fourth quarters of 2006 and all four quarters in 2007, all quarters have had operating losses. Among other things, our ability to achieve sustainable profitability or maintain growth in revenue or earnings is dependent on:

•	Successful marketing of our existing products by our distribution partners and licensees;

•	For products that are not subject to distribution or license arrangements, our ability to enter into OEM manufacturing or license arrangements on commercially advantageous terms;

•	Our ability to identify, develop and successfully commercialize new products and technologies; and

•	Our ability to develop and market additional safety medical products.

•	We may not be able to achieve sustainable profitability or maintain growth in revenue and earnings.

We may not have adequate resources to maintain growth.

As the life cycle of our safety products and the market for our core products matures, the development and commercialization of new products will be required to maintain our growth. In order to develop or market new products, we may be required to do the following:

•	Invest in additional infrastructure:

•	Build additional manufacturing and other facilities, or otherwise develop additional manufacturing capacity; and

•	Invest to develop or acquire new products and product lines.

We may not be able to accomplish any of these objectives, and, even if we are able to accomplish some of these objectives, we may be required to expend significant resources, which could affect our earnings growth.

Our success is dependent on sales generated by our distribution and licensing partners.

We have entered into licensing arrangements with Kendall, TAP, Merit, Enpath and BD. In addition, we have entered into private label distribution agreements with Bard, B. Braun, Fresenius-Kabi and Exel, and distribution agreements for our branded products with Cardinal Health, Medline, PSS, Alliance Medical, and other specialty distributors. You should consider the following in assessing the value of these agreements and our financial prospects:

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

In 2007, over sixty percent of our revenues were generated under agreements with four of our corporate partners.

In 2007, we received a significant amount of revenue pursuant to agreements with four of our corporate partners. If arrangements with any of these partners were terminated or if there is a decline in revenues under any of these arrangements, it could have a material adverse effect on us and our revenues and could require us to significantly curtail or even cease operations. In assessing the value of these arrangements, you should consider the fact that one of these arrangements may be terminated on fifteen days notice and another arrangement is subject to annual renewal. In addition, these arrangements are subject to the marketing ability, marketing plans and credit-worthiness of these business partners and the other factors identified in the prior risk factor. There can be no assurance that any of these arrangements will not be terminated or that our business partners will be successful in their marketing and sale of the products that are subject to these arrangements.

We are dependent upon our licensing partners or contract manufacturers to manufacture our products.

Under our licensing arrangements, we are primarily relying on licensees to arrange for the commercial manufacture of products. LiftLoc® Safety Infusion Set, MiniLoc® Safety Infusion Set, SafeStep® Huber Needle Set, SecureLoc® Safety Introducer Needle, and Monoject™ Bone Marrow Biopsy Needle are manufactured at a contract manufacturer under our authority and supervision. Contracting with third parties or relying on licensees to manufacture products presents the following risks:

•	Delays in the manufacture of products could have a material adverse effect on the marketing of the products;

•	The manufacturers may not comply with requirements imposed by the FDA or other governmental agencies;

•	We may have to share intellectual property rights to improvements in the manufacturing processes or new manufacturing processes for products;

•	In those instances where we may seek third-party manufacturers for new products, we may not be able to locate acceptable manufacturers or enter into favorable long-term agreements with them;

•	We may not be able to find substitute manufacturers, if necessary; and

•	Our ability to increase manufacturing capacity is limited and this may negatively impact our ability to grow or maintain growth rates.

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

Prices for our safety products may be higher than for competing conventional products that are not designed to provide the safety protection afforded by our products. Our prices, however, are expected to be competitive with those of competing safety products. Continuing pressure from third-party payers to reduce costs in the healthcare industry, as well as increasing competition from safety products made by other companies, could adversely affect our selling prices. In addition, we also believe that as the life cycle of and market for our safety products continues to mature, our core safety products will face price pressure. Reductions in selling prices could adversely affect our operating margins if we cannot achieve corresponding reductions in manufacturing costs.

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

Our products may not continue to be accepted by the market.

The market may not continue to accept our existing products or accept any new products we develop. Their acceptance will depend in large part on our ability to demonstrate the operational advantages, safety, efficacy, and cost-effectiveness of our products in comparison with competing products and our ability to distribute our products through major medical products companies or distributors. Our products may not achieve market acceptance and major medical products companies or distributors may not sell our products.

Our long-term success is dependent on the success of our research and development efforts.

Growth in revenue or market share for our current products may decline in the future due to a maturing life cycle of our products and market. Future growth may be dependent on our ability to identify, develop and successfully commercialize new products and technologies. A number of our safety medical needle technologies and products are still in various stages of pre-production, development and research. We are also exploring additional product applications for our technologies. The continued development of our products and development of additional applications and new products is important to our long-term success. However, the development and commercialization of our existing products or new products may require substantial capital investment. New products may not receive required regulatory approvals or be accepted into the market place. There can be no assurance that our technologies or products will be developed or, if developed, that they will be successful.

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

In December 2002, Becton Dickinson (“BD”) filed a lawsuit against Tyco Healthcare in the United States Court of the District of Delaware, asserting that Tyco Healthcare’s Monoject Magellan™ safety products infringe upon BD’s U.S. Patent No. 5,348,544 (“544 Patent”), titled “Single-Handedly Actuable Safety Shield for Needles.” Tyco Healthcare is now known as Covidien.

Following trial, on October 26, 2004, the jury returned a verdict finding that Tyco Healthcare willfully infringed BD’s patent and awarded BD $4 million in lost profits damages and reasonable royalty damages. In post-trial proceedings, Tyco Healthcare filed motions for judgment as a matter of law, or, alternatively, for a new trial. BD filed a post-trial motion for enhanced damages, attorneys’ fees, pre-judgment interest and post judgment interest, and a motion for a permanent injunction. On March 31, 2006, the trial court issued a Memorandum and Order on the parties’ post-trial motions: (1) denying Tyco Healthcare’s motion for judgment as a matter of law; (2) granting Tyco Healthcare’s motion for a new trial on the issue of infringement; and (3) denying BD’s motion for enhanced damages, attorneys’ fees, pre-judgment interest and post judgment interest, and permanent injunction. The new trial commenced on November 27, 2007. On November 30, 2007, a jury found in favor of BD that Tyco Healthcare’s Monoject Magellan™ safety products infringe upon the 544 Patent. The court did, however, grant Tyco Healthcare’s motion to dismiss BD’s claims of willful infringement. Tyco Healthcare has indicated that it intends to appeal the jury’s decision following post-trial motions. We are not a party to the patent infringement lawsuit.

Under our arrangements with Tyco Healthcare, Tyco Healthcare has the right to withhold up to fifty percent (50%) of royalties due as an offset against litigation expenses related to charges of infringement by a third party for the manufacture, use or sale of licensed product. This right continues while this litigation is pending. If, as a result of judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due us on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to us. Accordingly, we have previously recorded liabilities for amounts that were our estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare would withhold against the royalties due to us.

As a result of the jury’s verdict on November 30, 2007, we booked a non-cash charge to income of $250,000 during the fourth quarter of 2007 to arrive at the accrued liability of $606,928 at December 31, 2007 which represents our estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare will withhold against future royalties due to us through the end of the third quarter 2008. In the event litigation continues beyond 2008, or if Tyco Healthcare ultimately loses the case on appeal, additional liabilities may accrue. Moreover, if Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan(TM) safety products in their current form.

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

The Integra™ syringe is the subject of a license agreement dated March 12, 2000, and subsequently amended, between BD and the Med-Design Corporation (“BD Agreement”). Under the BD Agreement, in the event of (i) a final adjudication enjoining BD from making, using, or selling the Integra™ syringe or holding BD liable for damages based on the Integra™ syringe or (ii) settlement of the lawsuit requiring payment of damages by BD relative to the Integra™ syringe, BD has the right to deduct from future royalties sufficient to reimburse itself for one-half of its damages and legal expenses incurred and paid by BD in the lawsuit, but in no event shall BD’s royalty payments be reduced below a one percent (1%) royalty. No liability has been recorded at December 31, 2007 since we currently can not reasonably estimate any potential losses, if any.

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

We may not have adequate resources to manage growth.

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

We are engaged in a highly competitive business and compete directly with companies that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, established distribution channels and are better situated in the market than us. Our competitors and potential competitors include Arrow, Baxter International, B. Braun, Becton, Dickinson and Company, Boston Scientific, Cook, Inc., AngioDynamics Incorporated, ICU Medical, Inc., Covidien, Manan Medical Products, Smiths Medical, Retractable Technologies, Inc., Terumo, and several others identified in Item 1 “Description of Business-Competition”. Our competitors may use their economic strength to influence the market to continue to buy their existing products. Our competitors may also be potential strategic partners with respect to various products as are, for example, Kendall, Bard and Merit. We do not have an established customer base and are likely to encounter a high degree of competition in developing a customer base. One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with our products. New competitors may emerge and may develop products that compete with our products. No assurance can be given that we will be successful in competing in this industry. In addition, we also believe that as the life cycle of and market for our safety products continues to mature, we will face rising threats such as commoditization and corresponding price pressure from our competitors in our core safety markets.

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

Anti-takeover provisions of our certificate of incorporation and bylaws may discourage non-negotiated takeover of our company.

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

In October 2001, we entered into an Investor Rights Agreement with the purchasers of our Series A Preferred Stock. These shares were automatically converted into 21,861,369 shares of our common stock in 2004. Holders of these shares have been granted demand and piggyback registration rights with respect to these shares. The existence of a substantial number of shares of common stock that can be resold could depress the market price for our common stock and impair our ability to raise needed capital.

We do not anticipate paying dividends in the foreseeable future.

We have never paid dividends on our common stock. The payment of dividends, if any, on the common stock in the future is at the discretion of the board of directors and will depend upon our earnings, if any, capital requirements, financial condition and other relevant factors. Based on the financial condition of the Company at December 31, 2007, the board of directors does not intend to declare any dividends on our common stock.

Our common stock is subject to dilution.

As of December 31, 2007, there were 68,333,633 shares of our common stock issued and outstanding. In addition there are an additional 28,000 shares of our common stock that are issuable pursuant to stock options granted under our stock option plans and 1,855,265 shares issuable under warrant agreements. The possible future sale of shares issuable on the exercise of outstanding options and warrants could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding stock options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8AT. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended December 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

Amendment to Restricted Stock Agreements

On March 10, 2008, the Compensation Committee of the Company approved an Amendment to Restricted Stock Agreement for grants of restricted stock made to certain employees of the Company under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”). The affected employees include, among others, Jeffrey Soinski, Donald Solomon, David Green, Paul Evans and Rebecca Whitney.

The revisions to the Restricted Stock Agreements clarify that the shares of common stock subject to the Restricted Stock Agreements will immediately vest in full upon a Change in Control (as defined in the 2004 Plan) of the Company.

The foregoing summary of the Amendment to the Restricted Stock Agreement is qualified in its entirety by reference to the Amendment to Restricted Stock Agreement, a copy of which is filed as Exhibit 10.45 hereto and is incorporated by reference herein.

2008 Executive Bonus Plan

On March 10, 2008, the Board of Directors of the Company amended the Specialized Health Products International, Inc. 2008 Executive Bonus Plan Proposal (the “2008 Plan”), which was adopted by the Board of Directors on November 29, 2007. The 2008 Plan now clarifies that bonuses will be payable after review and formal approval by the Compensation Committee but in any event will be paid on or before March 15, 2009.

Pursuant to the terms of the 2008 Plan, certain employees are eligible to receive an annual bonus based upon the achievement of 2008 revenue, net income and cash flow goals. Employees eligible for bonus payments under the 2008 Plan include among others Jeffrey Soinski, Donald Solomon, David Green, Paul Evans and Rebecca Whitney. The Merger Agreement described above in Item 1, Description of Business, “Recent Developments” provides, however, that in the event the Merger is consummated, these executive officers, as well as other participating employees whose employment with the surviving company continues following the Merger, will not participate in the 2008 Plan. All other participating employees whose employment terminates in connection with the completion of the Merger will receive payments pursuant to the 2008 Plan at the closing of the Merger. The amount these participants receive will be proportionately reduced if the Merger is completed before the end of calendar year 2008 based upon the amount of time that has elapsed in calendar year 2008.

Officers	Target Bonus Payout
Jeffrey Soinski	40% of annual salary
Donald Solomon	30% of annual salary
Paul Evans	30% of annual salary
David Green	30% of annual salary
Rebecca Whitney	30% of annual salary

The following formula related to achievement of our 2008 revenue, net income and cash flow goals (which will not include capital raised through the issuance of stock or debt) as defined in the final 2008 budget approved by our Board of Directors, will be used to calculate base bonus payout amounts at year-end 2008:

Revenue:	Achieve:	Base Bonus Payout:
	<80% of Goal	No Payout
	80% of Goal	40% of Target Bonus Payout
	100% of Goal	50% of Target Bonus Payout
	120% of Goal	60% of Target Bonus Payout

Net Income:	Achieve:	Base Bonus Payout:
	<80% of Goal	No Payout
	80% of Goal	20% of Target Bonus Payout
	100% of Goal	25% of Target Bonus Payout
	120% of Goal	30% of Target Bonus Payout

Cash Balance at December 31:	Achieve:	Base Bonus Payout:
	<80% of Goal	No Payout
	80% of Goal	20% of Target Bonus Payout
	100% of Goal	25% of Target Bonus Payout
	120% of Goal	30% of Target Bonus Payout

Actual bonus payouts for each employee participating in the 2008 Plan will be adjusted based upon achievement of pre-determined qualitative objectives for such individual for 2008.

In addition to calculated bonus payouts, plan participants will be eligible to receive incremental bonus payments for achievement of strategic initiatives beyond those contemplated in the 2008 Plan. The amount of such incremental payment, if any, will be based upon the recommendation of the Compensation Committee and submitted to the Board of Directors for approval prior to payment, provided the maximum amount any participating employee may receive under the 2008 Plan is 120% of his or her target bonus payout.

The foregoing summary of the 2008 Plan is qualified in its entirety by reference to the 2008 Plan, a copy of which is filed as Exhibit 10.48 hereto and is incorporated by reference herein.

Executive Incentive Bonus Program

On March 10, 2008, the Board of Directors of the Company adopted the Specialized Health Products International, Inc. Executive Incentive Bonus Program (the “Bonus Program”). The Bonus Program is designed to reward executives of the Company for their contributions to the successful achievement of certain corporate goals and objectives and to share the success and risks of the business with them. The participants in the Bonus Program are Jeffrey Soinski, David Green, Donald Solomon, Paul Evans and Rebecca Whitney. Pursuant to the terms of the Bonus Program, the Compensation Committee has established a bonus pool to be allocated to eligible employees of $1,000,000, the maximum permitted amount. We currently anticipate that the participants in the Bonus Program will receive an award in connection with the closing of the pending Merger, if it occurs.

The allocation of bonus awards from the bonus pool among eligible participants will be determined by the Compensation Committee in its sole discretion. Subject to certain exceptions relating to termination without cause, death, retirement or disability, which are described in the Bonus Program, a participant must remain employed with the Company at least until immediately prior to a Change in Control in order to receive a bonus payment.

The foregoing summary of the Bonus Program is qualified in its entirety by reference to the Bonus Program, a copy of which is filed as Exhibit 10.50 hereto and is incorporated by reference herein.

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

Item 12. Certain Relationships and Related Transactions, and Director Independence

On March 22, 2004, we entered into an agreement with Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P. (collectively, “Galen Partners”) whereby Galen Partners agreed to purchase a convertible promissory note (“Note”) in the aggregate principal amount of $1,000,000 upon our request made at any time between March 31, 2004 and March 31, 2005. As consideration for entering into this purchase agreement, Galen Partners received a warrant that provides them the right, but not the obligation, to purchase 80,000 shares of our common stock at an exercise price of $0.02 per share. Galen Partners exercised its warrant to purchase 80,000 shares of our common stock at $0.02 on March 20, 2007. Further, we paid $9,991 in legal fees related to this transaction. The Note has a term of three years and bears interest at the rate of 12% per annum, with accrued interest to be paid July 1 and January 1 of each year the Note remains outstanding. The entire outstanding principal amount due on the Note may, at Galen Partner’s option, be converted into fully paid and nonassessable shares of our common stock. The conversion price will be 110% of the average closing share price for our common stock as reported on NASDAQ or the OTC Bulletin Board for the twenty (20) consecutive trading days prior to the date of the issuance of the Note.

On March 7, 2005, Galen Partners agreed to a six-month extension of the promissory note agreement through September 30, 2005 in exchange for the issuance of a warrant to purchase 40,000 shares of the our common stock at an exercise price of $.02 per share which they exercised on March 4, 2008.

On September 1, 2005, the parties amended the March 7, 2005 purchase agreement to extend the note period from September 30, 2005 to March 31, 2006 without the consideration of additional warrants for shares of common stock and to allow us to exercise the option in principal amounts of less than $1,000,000, provided that the total aggregate principal amount of the outstanding obligations cannot exceed $1,000,000. All other terms and conditions of the original agreement remain unchanged in the subsequent agreement.

On September 1, 2005, we also requested that Galen Partners purchase a Note in the principal sum of $500,000 on the terms described above. We received the $500,000 in loan proceeds, which were used primarily to fund capital expenses associated with two new Company manufactured product lines that launched during the fourth quarter of 2005.

On March 6, 2006, we elected to draw the remaining $500,000 against the note agreement with Galen Partners, which funds were received March 24, 2006.

Under the note agreement, we had the right to, at any time, pay the outstanding principal and accrued interest on the note, with no penalty for early payment. On June 30, 2006, we elected to prepay the convertible note in full, along with all accrued interest. No further liabilities exist under the note agreement.

Item 13. Exhibits

Exhibits

Listed on page 48 hereof, and incorporated by reference herein.

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

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.
(Registrant)

Date: March 10, 2008	By	/s/ Jeffrey M. Soinski
Jeffrey M. Soinski
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey M. Soinski Jeffrey M. Soinski	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2008

/s/ David A. Green David A. Green	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2008

/s/ Guy J. Jordan, Ph.D. Guy J. Jordan, Ph.D.	Chairman of the Board	March 10, 2008

/s/ David W. Jahns David W. Jahns	Director	March 10, 2008

/s/ Stuart A. Randle Stuart A. Randle	Director	March 10, 2008

/s/ Stephen I. Shapiro Stephen I. Shapiro	Director	March 10, 2008

/s/ Robert R. Walker Robert R. Walker	Director	March 10, 2008

/s/ Vincent J. Papa Vincent J. Papa	Director	March 10, 2008

/s/ Ralph Balzano Ralph Balzano	Director	March 10, 2008

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
2.1
Agreement and Plan of Merger, dated as of November 21, 2005, among Specialized Health Products International, Inc. (“SHPI”), Mammoth Acquisition Sub, Inc., Mammoth Acquisition Sub, LLC., and The Med-Design Corporation (Incorporated by reference to Exhibit 99.1 to SHPI’s Current Report on Form 8-K filed November 22, 2005).

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

3(i).2
Certificate of Designations, Preferences and Limitations of Series A Preferred Stock, dated November 6, 2001 (Incorporated by reference to Exhibit 3(i) of SHPI’s Current Report on Form 8-K filed November 7, 2001).

3(i).3	Certificate of Amendment to the Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3(i).3 of SHPI’s Form 10-QSB, dated June 30, 2007).

3(ii).1	Third Amended and Restated Bylaws of SHPI (Incorporated by reference to Exhibit 99.3 to SHPI’s Current Report on Form 8-K filed November 22, 2005).

10.1*	Employment Agreement with Jeffrey M. Soinski, dated November 8, 2001 (Incorporated by reference to Exhibit 10.1 of SHPI’s Form 10-QSB, dated September 30, 2001).

10.2*	Employment Agreement with Donald D. Solomon, Ph.D. (Incorporated by reference to Exhibit 10.2 of SHPI’s Form 10-KSB, dated December 31, 2001).

10.3*	Employment Agreement with Mr. Paul S. Evans. (Incorporated by reference to Exhibit 10.2 of SHPI’s Form 10-KSB, dated December 31, 2001).

10.4*	Specialized Health Products International, Inc. 2001 Stock Option Plan (Incorporated by reference to Exhibit 10.9 of SHPI’s Quarterly Report on Form 10-QSB, dated September 30, 2001).

10.5
Series A Stock Purchase Agreement, dated October 5, 2001, by and between SHPI and the investors identified therein (Incorporated by reference to Exhibit 10.1 of SHPI’s Current Report on Form 8-K, filed November 8, 2001).

10.6
Investors’ Rights Agreement, dated October 5, 2001, by and between SHPI and the investors identified therein (Incorporated by reference to Exhibit 10.2 of SHPI’s Current Report on Form 8-K, filed November 8, 2001).

10.7
Distribution Agreement, dated September 17, 2001, by and between SHPI and Bard Access Systems, Inc. (Incorporated by reference to Exhibit 10.12 of SHPI’s Current Report on Form 8-K, filed November 8, 2001).

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

10.15*	Specialized Health Products International, Inc. 2004 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.18 of SHPI’s Annual Report on Form 10-KSB, dated December 31, 2003).

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

10.18	License Agreement dated December 11, 1998 by and between Med-Design and Becton, Dickinson and Company (Incorporated by reference to Med-Design’s Form 10-KSB filed on March 31, 1999).

10.19	Addendum to License Agreement dated December 11, 1999 by and between Med-Design and Becton, Dickinson and Company (Incorporated by reference to Med-Design’s Form 10-KSB filed on March 7, 2000).

10.20	Second Addendum to License Agreement dated January 25, 2000 by and between Med-Design and Becton, Dickinson and Company (Incorporated by reference to Med-Design’s Form 10-KSB filed on March 7, 2000).

10.21	License Agreement dated May 11, 2000 by and between Med-Design and Becton, Dickinson and Company (Incorporated by reference to Med-Design’s Form 10-K filed on March 23, 2001).

10.22*	Separation of Employment Agreement dated October 10, 2004 by and between Med-Design and James Donegan (Incorporated by reference to Med-Design’s Form 10-K filed on March 31, 2005).

10.23
Development and OEM Supply/Distribution Agreement, effective as of June 15, 2004, by and between Specialized Health Products International, Inc. and Tyco Healthcare Group LP. (Incorporated by reference to Exhibit 10.20 of SHPI’s Quarterly Report on Form 10-QSB, dated June 30, 2004).

10.24*
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

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
10.26
Amendment to Purchase Agreement, dated September 1, 2005, by and between SHPI and Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (Incorporated by reference to Exhibit 10.1 of SHPI’s Current Report on Form 8-K, filed September 8, 2005).

10.27
Promissory Note, dated September 1, 2005, by and between SHPI and Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (Incorporated by reference to Exhibit 10.2 of SHPI’s Current Report on Form 8-K, filed September 8, 2005).

10.28
Development, Distribution and Supply Agreement, dated April 21, 2006, by and between SHPI and Bard Access Systems, Inc. (Incorporated by reference to Exhibit 10.1 of SHPI’s Current Report on Form 8-K, filed April 26, 2006).

10.29	Voting Agreement (Incorporated by reference to Exhibit 99.2 of SHPI’s Current Report on Form 8-K, filed November 22, 2005).

10.30	License Agreement, dated December 5, 2005, by and between SHPI and an undisclosed third party (Incorporated by reference to Exhibit 10.1 of SHPI’s Current Report on Form 8-K, filed December 7, 2005).

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

10.33*
Separation of Employment Agreement and General Release dated May 17, 2006 by and between Med-Design and David Dowsett (Incorporated by reference to Exhibit 10.33 of SHPI’s Quarterly Report on Form 10-QSB, dated June 30, 2006).

10.34*
Addendum to Separation of Employment Agreement and General Release dated May 31, 2006 by and between Med-Design and David Dowsett (Incorporated by reference to Exhibit 10.34 of SHPI’s Quarterly Report on Form 10-QSB, dated June 30, 2006).

10.35*
Separation of Employment Agreement and General Release dated May 17, 2006 by and between Med-Design and Lawrence Ellis (Incorporated by reference to Exhibit 10.35 of SHPI’s Quarterly Report on Form 10-QSB, dated June 30, 2006).

10.36*
Addendum to Separation of Employment Agreement and General Release dated May 25, 2006 by and between Med-Design and Lawrence Ellis (Incorporated by reference to Exhibit 10.36 of SHPI’s Quarterly Report on Form 10-QSB, dated June 30, 2006).

10.37*
Separation of Employment Agreement and General Release dated May 18, 2006 by and between Med-Design and Joseph Bongiovanni (Incorporated by reference to Exhibit 10.37 of SHPI’s Quarterly Report on Form 10-QSB, dated June 30, 2006).

10.38*
Addendum to Separation of Employment Agreement and General Release dated May 19, 2006 by and between Med-Design and Joseph Bongiovanni (Incorporated by reference to Exhibit 10.38 of SHPI’s Quarterly Report on Form 10-QSB, dated June 30, 2006).

10.39*	Employment Agreement with Mr. David A. Green (Incorporated by reference to Exhibit 10.39 of SHPI’s Quarterly Report on Form 10-QSB, dated September 30, 2006).

10.40	Lease Cancellation Agreement dated October 5, 2006 (Incorporated by reference to Exhibit 10.1 of SHPI’s Current Report on Form 8-K, filed October 10, 2006).

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
10.41*
Separation and Consulting Agreement dated January 24, 2007 by and between SHPI and Keith Merrell (Incorporated by reference to Exhibit 10.41 to SHPI’s Annual Report on Form 10-KSB filed March 19, 2007).

10.42*	Amendment to Employment Agreement with Mr. David A. Green (Incorporated by reference to Exhibit 10.1 of SHPI’s Current Report on Form 8-K, filed July 13, 2007).

10.43*†	Form of Restricted Stock Agreement under the 2004 Stock Incentive Plan.

10.44*†	Form of Restricted Stock Agreement.

10.45*†	Amendment to Restricted Stock Agreement.

10.46*†	Stock Unit Agreement under the 2004 Stock Incentive Plan.

10.47*†	Amendment No. 1 to the Stock Unit Agreement under the 2004 Stock Incentive Plan.

10.48*†	2008 Executive Bonus Plan.

10.49*†	Employment Agreement with Rebecca A. Whitney.

10.50*†	Executive Incentive Bonus Program.

23.1†	Consent of Grant Thornton LLP.

31.1†	Certification by Jeffrey M. Soinski under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification by David A. Green under Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Jeffrey M. Soinski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of David A. Green pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contracts or compensatory plans or arrangements

† Filed herewith

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F - 2

Consolidated Balance Sheet as of December 31, 2007	F - 3

Consolidated Statements of Operations for the Years Ended
December 31, 2007 and 2006	F - 4

Consolidated Statements of Stockholders’ Equity
for the Years Ended December 31, 2007 and 2006	F -5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2007 and 2006	F - 6

Notes to Consolidated Financial Statements	F -7

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Specialized Health Products International, Inc.

We have audited the accompanying consolidated balance sheet of Specialized Health Products International, Inc. and Subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Specialized Health Products International, Inc. and Subsidiaries as of December 31, 2007, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Salt Lake City, Utah
March 10, 2008

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31,
2007
Assets
Current Assets:
Cash and cash equivalents	$8,735,143
Accounts receivable, net	2,999,686
Inventory	2,915,814
Prepaid expenses and other	253,124
Total current assets	14,903,767

Property and equipment, net of accumulated depreciation
of $1,596,429	1,309,888
Intangible assets, net	2,917,390
Goodwill	586,161
Other assets	232,961
Total assets	$19,950,167

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,657,127
Accrued liabilities	1,164,427
Accrual for patent litigation expenses	606,928
Deferred revenue	172,067
Total current liabilities	3,600,549

Commitments and contingencies (Note 9)	-

Stockholders' equity:
Series A preferred stock, $.001 par value; 20,000,000 shares authorized,
no shares issued and outstanding at December 31, 2007	-
Common stock, $.02 par value; 80,000,000 shares authorized,
68,333,633 shares issued and outstanding at December 31, 2007	1,366,673
Additional paid-in capital	51,705,195
Accumulated deficit	(36,722,250)
Total stockholders' equity	16,349,618
Total liabilities and stockholders' equity	$19,950,167

The accompanying notes are an integral part of this consolidated financial statement.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006

Revenue:
Product sales	$14,489,223	$9,593,615
Royalties	4,126,816	2,887,997
Licensing revenues	196,668	196,668
Development fees and related services	110,920	590,741
	18,923,627	13,269,021
Cost of revenue	6,264,952	4,799,619

Gross profit	12,658,675	8,469,402

Operating expenses:
Research and development (1)	4,480,231	3,786,322
Sales and marketing (1)	1,522,608	1,484,350
General and administrative (1)	3,898,458	2,846,235
Patent litigation expense	250,000	-
Total operating expenses	10,151,297	8,116,907
Income from operations	2,507,378	352,495

Other income (expense):
Interest income	264,943	180,440
Interest expense	-	(52,603)
Amortization of deferred finance cost	-	(91,745)
Other expense	(3,314)	(3,380)
Total other income, net	261,629	32,712

Income before income taxes	2,769,007	385,207
Income tax provision	(45,031)	-

Net income	$2,723,976	$385,207

Basic net income per common share	$0.04	$0.01
Diluted net income per common share	$0.04	$0.01
Basic weighted average number of shares outstanding	63,523,665	53,609,197
Diluted weighted average number of shares outstanding	63,938,838	54,697,664

(1) Includes amortization of stock-based compensation as follows:
Research and development	$423,163	$458,507
Sales and marketing	$21,363	$28,472
General and administrative	$887,756	$892,642

The accompanying notes are an integral part of these consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Series A				Additional
	Preferred Stock		Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit
BALANCE as of
December 31, 2005	-	$-	44,629,445	$892,589	$42,153,783	$(2,376,330)	$(39,911,433)
Cumulative effect of adoption
of SAB 108 (see Note 2)	-	-	-	-	-	-	80,000
Common stock issued in
Med-Design merger	-	-	21,525,788	430,516	9,256,064	-	-
Common stock granted under SHPI
2004 Stock Incentive Plan	-	-	1,149,974	22,999	(22,999)	-	-
Elimination of deferred compensation
upon adoption of SFAS No. 123R	-	-	-	-	(2,376,330)	2,376,330	-
Amortization of stock-based
compensation	-	-	-	-	1,379,621	-	-
Net income	-	-	-	-	-	-	385,207
BALANCE as of
December 31, 2006	-	-	67,305,207	1,346,104	50,390,139	-	(39,446,226)
Common stock granted under SHPI
2004 Stock Incentive Plan	-	-	995,337	19,907	(19,907)	-	-
Common stock forfeited under SHPI
2004 Stock Incentive Plan	-	-	(46,911)	(938)	938	-	-
Common stock issued on
exercise of warrant	-	-	80,000	1,600	-	-	-
Amortization of stock-based
compensation	-	-	-	-	1,332,282	-	-
Tax benefit of vested
restricted stock	-	-	-	-	1,743	-	-
Net income	-	-	-	-	-	-	2,723,976
BALANCE as of
December 31, 2007	-	$-	68,333,633	$1,366,673	$51,705,195	$-	$(36,722,250)

The accompanying notes are an integral part of these consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,723,976	$385,207
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	688,762	432,477
Cumulative effect adjustment	-	80,000
Amortization of stock-based compensation	1,332,282	1,379,621
Excess tax benefits from stock-based compensation arrangements	1,743	-
Amortization of deferred finance cost	-	91,745
Changes in operating assets and liabilities:
Accounts receivable, net	(318,821)	(70,427)
Inventory	(887,794)	(1,017,830)
Prepaid expenses and other	(86,156)	(230,652)
Accounts payable	(42,742)	324,991
Accrued liabilities	95,243	(841,783)
Accrual for patent litigation expenses	(304,448)	(475,187)
Deferred revenue	(196,668)	(196,668)
Unamortized rent	-	(3,176)
Deferred rent	-	(3,987)
Net cash provided by (used in) operating activities	3,005,377	(145,669)

Cash flows from investing activities:
Purchase of intangible assets	(438,908)	(260,407)
Purchase of property and equipment	(389,981)	(493,265)
Proceeds from sale of available-for-sale securities	4,275,375	-
Cash received in connection with acquisition, net of cash paid	-	2,973,799
Net cash provided by investing activities	3,446,486	2,220,127

Cash flows from financing activities:
Proceeds from draw against convertible note	-	500,000
Payment of convertible note	-	(1,000,000)
Proceeds from exercise of warrants	1,600	-
Net cash provided by (used in) financing activities	1,600	(500,000)
Net increase in cash and cash equivalents	6,453,463	1,574,458
Cash and cash equivalents at beginning of year	2,281,680	707,222
Cash and cash equivalents at end of year	$8,735,143	$2,281,680

Supplemental non-cash flow information
Fair value of assets acquired, net of cash received	$-	$9,289,560
Fair value of liabilities assumed in merger	$-	$2,145,800
Capitalized merger costs paid in 2005	$-	$442,720
Purchase price adjustment related to reduction
in assumed liabilities	$284,819	$-

Supplemental cash flow information
Cash payments for interest	$-	$55,436
Cash payments for taxes	$(19,231)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	HISTORY AND NATURE OF OPERATIONS

Specialized Health Products, Inc. (“SHP”), a Utah corporation, was incorporated in November 1993. On July 28, 1995, SHP became a wholly-owned subsidiary of Specialized Health Products International, Inc. (“SHPI”), a Delaware corporation, through a merger with a subsidiary of SHPI (the “Acquisition”). On that date, SHP changed its name to “Specialized Health Products International, Inc.” (“SHPI” or the “Company”). The persons serving as officers and directors of SHP immediately prior to the consummation of the Acquisition were elected to the same offices with SHPI and retained their positions as directors and officers of SHP. In addition, the outstanding securities of SHP became outstanding securities of SHPI.

SHPI completed its merger with The Med-Design Corporation (“Med-Design”) on June 2, 2006, following approval by stockholders of both companies. Following completion of the merger, Med-Design stockholders received 21,525,788 shares of SHPI’s common stock in exchange for their shares of Med-Design common stock, representing approximately 32.48% of the outstanding shares of SHPI. Med-Design was incorporated in 1994 and since that time has been principally engaged in the design and development of safety medical needle products and technologies. The financial results included in this report include combined operations from June 2, 2006, the date of the merger, through December 31, 2007.

SHPI designs, develops, manufactures, markets and licenses safety healthcare products that minimize the risk of accidental needle sticks. The Company has developed multiple products based upon a broad intellectual property portfolio that applies to multiple medical needle categories. There are currently twelve marketed product lines based upon the Company’s proprietary technologies, including six manufactured product lines and six licensed products sold primarily in the United States, Canada and Europe. These products compete in the Huber, syringe, pre-filled syringe, blood collection, introducer and bone marrow biopsy needle markets. The Company has license or original equipment manufacturing (“OEM”) supply agreements for potential new product entries in the IV catheter, spinal, epidural and percutaneous endoscopic gastrostomy (“PEG”) introducer needle markets. The Company’s primary sales are in the safety Huber needle market, for which it manufactures four product lines.

(2)	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Specialized Health Products International, Inc. and its wholly-owned subsidiaries, Specialized Health Products, Inc. and Safety Syringe Corporation, for all of 2007 and 2006, and Med-Design Corporation, MDC Investment Holdings, Inc. and MDC Research Ltd. from June 2, 2006. All significant intercompany account balances and transactions have been eliminated in consolidation.

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

Concentration Risks

The Company’s distribution and license agreements are primarily with partners operating in the United States. At December 31, 2007, four partners accounted for approximately 80% of the accounts receivable balance. For the years ended December 31, 2007 and 2006, four partners accounted for approximately 67% and 58%, respectively, of total revenues. The significant amount of revenues the Company receives under these arrangements presents a risk to its commercial success, as termination of any of these agreements could have a material adverse effect on the Company.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is currently utilizing a single contract manufacturer headquartered in Vista, California, with compliant assembly facilities in Tijuana, Mexico, to produce its LiftLoc® and MiniLoc® Safety Infusion Sets, SecureLoc™ Safety Introducer Needle, SafeStep® Huber Needle Set and the Tyco Healthcare Monoject Magellan™ Bone Marrow Biopsy/Aspiration Needle. The Company believes that other contract manufacturers could provide similar services on comparable terms. A change in contract manufacturers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

Cash and Cash Equivalents

The Company considers all investments with an original maturity date of three months or less, which primarily consist of money market funds, to be cash equivalents. Cash and cash equivalents are deposited with three financial institutions located in Utah and California and at times may exceed insured depository limits of $100,000 per institution. As of December 31, 2007, the Company had $8,330,805 deposited with such financial institutions that exceeded that limit.

Accounts Receivable

Accounts receivable consist of trade amounts due from customers and accrued royalties at period end. Accounts receivable are recorded at cost and do not bear interest. The Company evaluates its allowance for doubtful accounts monthly. Account balances are written-off against the allowance when it is probable that the receivable will not be recovered. An allowance for product returns, calculated using historical data, is made at the end of each quarter. Accounts receivable is comprised of the following at December 31, 2007:

Trade accounts receivable from customers	$2,180,412
Accrued royalties	1,035,002
Less: allowance for sales returns	(165,728)
Less: allowance for doubtful accounts	(50,000)
Total	$2,999,686

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

Inventory

Inventory is valued at the lower of cost or market. Cost is determined using the first-in first-out (“FIFO”) basis. At December 31, 2007, inventory is comprised of the following:

Raw materials	$1,810,086
Work in process	110,727
Finished goods	995,001
Total	$2,915,814

In the fourth quarter of fiscal 2007, the Company adjusted inventory by $236,000 for price and quantity adjustments.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its long-lived assets may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. No such impairments were recorded during the years ended December 31, 2007 and 2006.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the tangible net assets acquired in business combinations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but tested for impairment at least annually. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all the other assets and liabilities within the reporting unit based on fair value. The excess of the fair value of a reporting unit over the amount allocated to its other assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value. Determining the fair value of the asset involves the use of significant estimates and assumptions. These estimates and assumptions include projected revenue growth rates and operating margins to calculate estimated cash flows. The Company evaluated its goodwill during 2007 and 2006, and determined that no impairment charge should be recorded.

Stock-Based Compensation

In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS 123R and prior periods are not revised for comparative purposes. The stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period using the straight-line method for awards expected to vest.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Product revenues are recognized when the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price is fixed or determinable, and (d) collectibility is reasonably assured. Rights of return for manufactured product are dependent upon the agreement. Certain distributors have the right, on a quarterly basis, to request the return of excess or slow-moving inventory. An allowance for product returns, calculated using historical data, is made at the end of each quarter.

Royalty revenue is recognized when the related products are sold or upon the Company’s fulfillment of any future obligation under the related agreements.

License revenue is recognized when the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) services have been rendered, (c) the price is fixed or determinable, and (d) collectibility is reasonably assured. Upfront payments relating to license agreements are recognized ratably over the term of the related agreement.

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

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short maturity of those instruments.

Adoption of SAB 108

The Company initially applied Staff Accounting Bulletin No. 108 (“SAB 108”) using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. Upon adoption of SAB 108, the Company recorded a cumulative effect adjustment in the amount of $80,000 to reduce an accrued liability which the Company believes was overstated at December 31, 2005. The effect of this adjustment on the 2005 financial statements was not material.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157,“Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The Company will adopt SFAS 157 for financial assets and liabilities on January 1, 2008. The Company anticipates that the adoption of SFAS 157 will not have a material impact on the Company’s consolidated financial statements. FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, was issued in February 2008. This staff position delays the effective date for implementation of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for the Company beginning January 1, 2008. The Company anticipates that the adoption of SFAS 159 will not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning January 1, 2009. Early adoption is not permitted. The Company is evaluating the impact these statements will have on its consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future consolidated financial statements.

Basic and Diluted Net Income Per Common Share

In accordance with SFAS No. 128, “Earnings per share”, basic net income per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding, excluding unvested restricted stock, during the period. Diluted net income per common share is calculated using the treasury method, adding the number of shares of unvested restricted stock and number of warrants and options that are in the money, reduced by the number of shares that could be repurchased from the assumed proceeds of the warrant or option exercises or the average unrecognized compensation cost of the restricted stock.

At December 31, 2007, options and warrants to purchase 1,883,265 shares of common stock at exercise prices ranging from $0.02 to $4.79 per share were outstanding. At December 31, 2006, options and warrants to purchase 2,058,921 shares of common stock at exercise prices ranging from $0.02 to $11.23 per share were outstanding. At December 31, 2007 and 2006, there were 1,898,653 and 4,672,871 unvested restricted common shares outstanding, respectively.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Years Ended December 31,
	2007	2006

Net Income	$2,723,976	$385,207
Basic weighted average
shares outstanding	63,523,665	53,609,197
Effect of dilutive securities:
Stock warrants	39,000	115,409
Unvested restricted common shares	376,173	973,058
Dilutive weighted average
shares outstanding	63,938,838	54,697,664

Net Income per share
Basic	$0.04	$0.01
Diluted	$0.04	$0.01

The Company has excluded 1,843,265 and 1,938,921 options and warrants from its calculations of diluted net income per share in 2007 and 2006, respectively, as they represent antidilutive stock options and warrants.

(3)	MERGER AGREEMENT

The Company completed its merger with Med-Design on June 2, 2006, following approval by stockholders of both companies.

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

The following unaudited pro forma financial information presents the consolidated results for the year ended December 31, 2006 reported as though the business combination had been completed at the beginning of the year. This pro forma financial information is not intended to be indicative of future results.

Year Ended
December 31, 2006
Revenue	$15,072,053
Net loss	(7,693,032)

Basic and diluted net loss
per common share:	$(0.14)

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and consists of the following as of December 31, 2007:

Research and development machinery and equipment	$423,581
Office furniture and fixtures	162,883
Computer equipment and software	297,856
Leasehold improvements	153,012
Molds	892,816
Manufacturing equipment	781,056
Construction-in-process	195,113
Total property and equipment	2,906,317
Less accumulated depreciation and amortization	(1,596,429)
Total property and equipment, net	$1,309,888

Depreciation of property and equipment was $362,212 and $250,987 for the years ended December 31, 2007 and 2006, respectively.

(5)	AVAILABLE-FOR-SALE SECURITIES

The Company sold its available-for-sale securities during the year ended December 31, 2007 for $4,275,375. The available-for-sale securities were auction rate preferred securities for which the principal was guaranteed resulting in no realized gain or loss on the sale.

Investment income from available-for-sale securities for the years ended December 31, 2007 and 2006 was $209,052 and $133,921, respectively.

(6)	INTANGIBLE ASSETS

Intangible assets at December 31, 2007 consist of the following:

		Accumulated
	Cost	amortization	Net
Patent cost	$998,218	$172,370	$825,848
License rights	2,485,000	393,458	2,091,542
Total	$3,483,218	$565,828	$2,917,390

Amortization of intangible assets is calculated using the straight-line method over 9 to 17 years for patent costs and 10 years for the license rights. Amortization expense related to intangible assets for the years ended December 31, 2007 and 2006 was $326,551 and $181,490, respectively.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense for intangible assets as of December 31, 2007 is as follows:

Year Ending December 31,	Amortization Expense
2008	$359,833
2009	359,833
2010	359,833
2011	359,833
2012	359,833
Thereafter	1,118,225
$2,917,390

(7)	ACCRUED LIABILITIES

Accrued liabilities at December 31, 2007 consist of the following:

Accrued compensation expenses	$698,751
Uninvoiced receipt of inventory and services	300,464
Other liabilities	165,212

Total	$1,164,427

(8)	RESEARCH AND DEVELOPMENT AGREEMENTS

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

The Company recognized no research and development revenue or expenses related to this agreement for the year ended December 31, 2007. The Company recognized research and development revenue of $152,107 and expenses of $572,188 related to this agreement for the year ended December 31, 2006.

(9)	COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases office and warehouse space under non-cancelable operating leases, which are effective through various dates during the year ended December 31, 2008. Certain of the leases have options to renew the lease beyond the initial term. The following summarizes future minimum lease payments under the operating leases at December 31, 2007:

Minimum
Year Ending December 31,	Lease Payments
2008	$259,689

Rental expense for the years ended December 31, 2007 and 2006 totaled $284,381 and $276,549, respectively.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Line of Credit

The Company maintains a $1,500,000 revolving line of credit under which borrowings are collateralized by substantially all of the assets of the Company. Available borrowings are based primarily on outstanding accounts receivable. As of December 31, 2007, there was no outstanding balance on the revolving line of credit. The line has a maturity date of February 10, 2008, and carries an interest rate equal to 1.00 percentage point above the Prime Rate. Subsequent to year end, the Company elected not to renew the revolving line of credit.

Employment and Indemnity Agreements

The Company has entered into employment agreements with four members of senior management. While each differs as to salary, bonus and stock options, each of the agreements provides for health and life insurance coverage, vacation and severance benefits if the officers are terminated for reasons other than disability, death or for cause.

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

Litigation

In December 2002, Becton Dickinson ("BD") filed a lawsuit against Tyco Healthcare in the United States Court of the District of Delaware, asserting that Tyco Healthcare's Monoject MagellanTM safety needle and blood collector products infringe upon BD's U.S. Patent No. 5,348,544 (“544 Patent”). Tyco Healthcare is now known as Covidien.

Following trial, on October 26, 2004, the jury returned a verdict finding that Tyco Healthcare willfully infringed BD’s patent and awarded BD $4 million in lost profits damages and reasonable royalty damages. In post-trial proceedings, Tyco Healthcare filed motions for judgment as a matter of law, or, alternatively, for a new trial. BD filed a post-trial motion for enhanced damages, attorneys’ fees, pre-judgment interest and post judgment interest, and a motion for a permanent injunction. On March 31, 2006, the trial court issued a Memorandum and Order on the parties’ post-trial motions: (1) denying Tyco Healthcare’s motion for judgment as a matter of law; (2) granting Tyco Healthcare’s motion for a new trial on the issue of infringement; and (3) denying BD’s motion for enhanced damages, attorneys’ fees, pre-judgment interest and post judgment interest, and permanent injunction. The new trial commenced on November 27, 2007. On November 30, 2007, a jury found in favor of BD that Tyco Healthcare’s Monoject Magellan™ safety products infringe upon the ‘544 Patent. The court did, however, grant Tyco Healthcare’s motion to dismiss BD’s claims of willful infringement. Tyco Healthcare has indicated that it intends to appeal the jury’s decision following post-trial motions. The Company is not a party to the patent infringement lawsuit.

Under the Company’s arrangements with Tyco Healthcare, Tyco Healthcare has the right to withhold up to fifty percent (50%) of royalties due the Company as an offset against litigation expenses related to charges of infringement by a third party for the manufacture, use or sale of licensed product. This right continues while this litigation is pending. If, as a result of a judgment in the litigation or settlement with BD, Tyco Healthcare is required to pay royalty and/or other monies to BD, Tyco Healthcare may thereafter deduct from the amount of royalties due the Company on unit sales of products alleged to infringe, an amount which is the lesser of all royalties and/or other monies paid by Tyco Healthcare to BD, or fifty percent (50%) of all royalty payments otherwise payable to the Company. Accordingly, the Company has previously recorded liabilities for amounts that were the Company’s estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare would withhold against the royalties due the Company.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on information obtained during the fourth quarter of 2003 related to costs incurred by Tyco Healthcare, the Company recorded a liability of approximately $1,300,000 at December 31, 2003, which amount was the Company’s estimate of the portion of costs associated with BD’s lawsuit against Tyco Healthcare that Tyco Healthcare would withhold against the royalties due SHPI through 2005. During the twelve month contract periods ended September 30, 2004 and 2005, Tyco Healthcare withheld fifty percent of royalty payments due the Company, which amounts totaling $1,000,000 were offset against the accrual. Based on information obtained during the fourth quarter of 2005, the Company anticipated the litigation would continue at least through 2007. Accordingly, the Company recorded an additional liability of $1,095,200 at December 31, 2005, which amount was the Company’s estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare would withhold against the royalties due the Company during 2006 and 2007.

As a result of the jury’s verdict on November 30, 2007, the Company recorded a non-cash charge to patent litigation expense of $250,000 during the fourth quarter of 2007 to adjust the recorded liability to $606,928 at December 31, 2007, which represents the Company’s estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare will withhold against future royalties due the Company through the end of the third quarter 2008, at which time the Company expects to have more information about the lawsuit. In the event litigation continues beyond the third quarter of 2008, additional liabilities may accrue. Moreover, if Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan™ safety products in their current form.

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

Under the BD Agreement, in the event of (i) a final adjudication enjoining BD from making, using, or selling the Integra™ syringe or holding BD liable for damages based on the Integra™ syringe or (ii) settlement of the lawsuit requiring payment of damages by BD relative to the Integra™ syringe, BD has the right to deduct from future royalty amounts sufficient to reimburse itself for one-half of its damages and legal expenses incurred and paid by BD in the lawsuit, but in no event shall BD’s royalty payments be reduced below a one percent (1%) royalty. No liability has been recorded at December 31, 2007 since the Company currently can’t reasonably estimate potential losses, if any.

On September 6, 2007, BD and MDC Investment Holdings, Inc. (“MDC”) filed a lawsuit against RTI in the United States Court for the Eastern District of Texas, asserting that RTI’s VanishPoint® line of syringes infringe upon MDC’s United States Patent No. 6,179,812 (the “‘812 patent”), entitled “Retractable Needle Medical Devices,” and United States Patent No. 7,090,656 (the “‘656 patent”), entitled “Medical Devices with Retractable Needle.” BD and MDC seek damages, attorney’s fees and injunctive relief.

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

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Order Commitments

Due to the long lead-time of critical components for the LiftLoc®, MiniLoc®, and SafeStep®, Safety Infusion Set product lines and the SecureLoc® Safety Introducer Needle, the Company had issued approximately $1,421,000 in long-term purchase orders relating to these products as of December 31, 2007.

(10)	STOCK-BASED COMPENSATION

Effective June 2000, adoption of the Specialized Health Products International, Inc. 2000 Stock Option
Plan was approved by the Company’s Board of Directors. The plan is administered by the Board of Directors. The plan provides for the issuance of options for the purchase of up to 2,500,000 shares of common stock to directors, officers, employees and consultants. The exercise price of the options granted will be the greater of $1.00 per share or the fair market value (or 110% of such fair market value when the optionee is a 10% stockholder) of the underlying common stock on the date of grant. The options are exercisable for a period not to exceed 10 years (or five years when the optionee is a 10% stockholder) from the date of grant. As of December 31, 2007, options to acquire an aggregate of 15,000 shares of common stock at exercise prices ranging from $1.00 to $1.13 were outstanding under the 2000 Stock Option Plan. The number of remaining stock options authorized under this plan at December 31, 2007 is 2,485,000.

Effective November 2001, the Company’s Board of Directors and stockholders approved the adoption of the Specialized Health Products International, Inc. 2001 Stock Option Plan. The plan permits the Company to grant non-qualified stock options and incentive stock options to acquire common stock. The total number of shares authorized for the plan may be allocated by the board between non-qualified stock options and incentive stock options from time to time, subject to certain requirements of the Internal Revenue Code of 1986, as amended. The option exercise price per share under the plan may not be less than the fair market value (or 110% of such fair market value when the optionee is a 10% stockholder) on the date on which the option is granted. A total of 5,000,000 shares are available for issuance under the plan. The options are exercisable for a period not to exceed 10 years (or five years when the optionee is a 10% stockholder) from the date of grant. At December 31, 2007, options to acquire an aggregate of 13,000 shares of common stock at an exercise price of $1.19 were outstanding under the 2001 Stock Option Plan. The number of remaining stock options authorized under this plan at December 31, 2007 is 4,987,000.

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

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s option plans as of December 31, 2007 and 2006, and changes during the years then ended is presented below:

	2007		2006
		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise
	Shares	Prices	Shares	Prices

Outstanding at beginning of year	28,000	$1.13	74,250	$1.19
Forfeited	-		(46,250)	1.23
Outstanding at end of year	28,000	1.13	28,000	1.13

Exercisable at end of year	28,000	1.13	28,000	1.13

Weighted average fair value
of options granted	-		-

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding and Exercisable
		Wtd. Avg.
	Number	Remaining	Wtd. Avg.
Range of	Outstanding	Contractual	Exercise
Exercise Prices	and Exercisable	Life (years)	Price

$ 1.00	5,000	5.09	$1.00
$ 1.13	10,000	2.47	1.13
$ 1.19	13,000	3.87	1.19
	28,000	3.59	$1.13

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The options had no intrinsic value at December 31, 2007 since the exercise prices of all options were greater than the Company’s average stock price during the year.

On September 15, 2004, The 2004 Stock Incentive Plan (“Stock Plan”) was approved by the Board of Directors and became effective on that date, subject to the Stock Plan being approved by the stockholders within six months after that date. The Stock Plan provides that 6,000,000 shares of the Company’s authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan. On October 19, 2004, a special meeting of stockholders was held, at which time the stockholders approved the Stock Plan. The Stock Plan allows the Company, under the direction of the Compensation Committee, to make broad-based grants of restricted stock and stock units, any of which may or may not require the satisfaction of performance objectives, to employees and non-employee directors. Under the Stock Plan, current directors and employees holding stock option grants were given the election of retaining those stock option grants or surrendering them for grants of common stock. This resulted in the surrender of 5,738,190 stock options in exchange for the issuance of 3,375,397 shares of restricted common stock which cliff vested during 2007. The stock issuance resulted in a non-cash charge of $3,825,521, which was expensed ratably over the three year vesting period of the stock grants. In February 2005, the Board of Directors approved the grant of 147,500 shares of restricted stock to certain employees, resulting in a non-cash charge of $94,399, which is being expensed ratably over the three year cliff vesting period of the stock grants. In March 2006, the Board of Directors approved the grant of 50,000 shares of restricted stock to certain employees, resulting in a non-cash charge of $26,000, which is being expensed ratably over the three year cliff vesting period of the stock grants. In August 2006, the Board of Directors approved the grant of 1,099,974 shares of restricted stock to certain directors and employees which vest ratably on the anniversary date of the grant, resulting in a non-cash charge of $501,989, which is being expensed ratably over the three year vesting period of the stock grants. In August 2007, the Board of Directors approved the grant of 995,337 shares of restricted stock to certain employees and non-employee directors which vest ratably on the anniversary date of the grant, resulting in a non-cash charge of $746,503, which is being expensed ratably over the three year vesting period of the stock grants. In the event of a merger or acquisition, vesting accelerates for all of the Stock Plan grants (see Note 14). The number of remaining shares authorized under this plan at December 31, 2007 is 378,703.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s consolidated statements of operations include stock-based compensation expense of $1,332,282 and $1,379,621 for the years ended December 31, 2007 and 2006, respectively. The Company accelerated the vesting of unvested restricted stock awards to one employee during 2007, resulting in incremental stock-based compensation expense of $24,112 which was fully recognized during the year ended December 31, 2007 according to the accelerated vesting terms.

The fair value of the restricted stock grants is measured by using the price of the Company’s shares on grant date. No adjustments were made for dividends and forfeitures as no dividends are expected to be paid on the underlying shares and no forfeitures are expected.

A summary of the status of the Company’s restricted stock grants as of December 31, 2007 and 2006, and changes during the years then ended is presented below:

	2007		2006
		Wtd. Avg.		Wtd. Avg.
		Fair Value at		Fair Value at
	Shares	Grant Date	Shares	Grant Date

Nonvested at beginning of year	4,672,871	$0.95	3,522,897	$1.11
Forfeited	(46,911)	0.84	-	-
Granted	995,337	0.75	1,149,974	0.46
Vested	(3,722,644)	1.07	-	-
Nonvested at end of year	1,898,653	$0.64	4,672,871	$0.95

Total compensation costs related to nonvested restricted stock awards to be recognized was $914,153 as of December 31, 2007. The compensation cost is expected to be recognized over the weighted average period of 1.68 years. The total fair value of restricted stock grants vested during 2007 was approximately $4,000,000.

(11)	CAPITAL TRANSACTIONS

Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends when and if declared by the Board of Directors. No dividends have been declared or paid on the Company’s common stock through December 31, 2007.

During the year ended December 31, 2007, the Company granted 995,337 shares of restricted stock to certain employees under the 2004 Stock Incentive Plan. During the year ended December 31, 2006, the Company issued 21,525,788 shares of common stock to acquire all the outstanding shares of Med-Design. Also, during the year ended December 31, 2006, 1,149,974 shares of restricted stock were granted to certain employees under the 2004 Stock Incentive Plan.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Warrants

On March 22, 2004, the Company entered into an agreement with Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P. (collectively, “Galen Partners”) whereby Galen Partners agreed to purchase a convertible promissory note (“Note”) in the aggregate principal amount of $1,000,000 upon the Company’s request made at any time between March 31, 2004 and March 31, 2005. As of December 31, 2005 and 2006, Galen Partners owned approximately 34.2% and 23% of the Company’s common stock, respectively. As consideration for entering into this purchase agreement, Galen Partners received a warrant that provides them the right, but not the obligation, to purchase 80,000 shares of common stock at an exercise price of $0.02 per share. Valuing the warrant utilizing the Black-Scholes valuation model, the issuance of the warrant resulted in deferred financing costs of $108,552. All of the costs were expensed during the years ended December 31, 2006 and 2005, due to the note being paid in full at June 30, 2006. On March 20, 2007, Galen Partners exercised its warrant for 80,000 common shares at the exercise price of $0.02 per share resulting in cash proceeds of $1,600 to the Company. The Note had a term of three years and bears interest at the rate of 12% per annum, with accrued interest to be paid July 1 and January 1 of each year the Note remains outstanding. The Note also provided that the Company may prepay all or any portion of the outstanding principal amount at any time without penalty. The entire outstanding principal amount due on the Note could have, at Galen Partner’s option, been converted into fully paid and nonassessable shares of the Company’s common stock. The conversion price will be 110% of the average closing share price for the Company’s common stock as reported on NASDAQ or the OTC Bulletin Board for the twenty (20) consecutive trading days prior to the date of the issuance of the Note.

On March 7, 2005, Galen Partners agreed to a six-month extension of its $1,000,000 promissory note agreement through September 30, 2005 in exchange for the issuance of a warrant to purchase 40,000 shares of the Company’s common stock at an exercise price of $0.02 per share which they exercised on March 4, 2008, resulting in cash proceeds of $800.00 to the Company.

All other terms and conditions of the original agreement remained unchanged in the subsequent agreement. Valuing the warrant utilizing the Black-Scholes valuation model resulted in amortization of $35,351 recognized during the year ended December 31, 2006, due to the note being paid in full at June 30, 2006.

On September 1, 2005, Galen Partners agreed to extend the note agreement for an additional six-month period without further consideration. On September 17, 2005, the Company elected to draw $500,000 against the note agreement, with the option to draw down the remaining $500,000 prior to March 31, 2006. The note had a maturity date of September 17, 2008, at which time any outstanding principal and accrued interest must be paid in full.

On March 6, 2006, the Company elected to draw the remaining $500,000 against the note agreement with Galen Partners. The note had a maturity date of March 6, 2009, at which time any outstanding principal and accrued interest would have been required to be paid in full.

On June 30, 2006, the Company elected to prepay the $1,000,000 convertible note in full, along with all accrued interest. At December 31, 2007, no further liabilities exist under the note agreement.

The Company assumed 1,518,255 Med-Design warrants at strike prices ranging from $6.03 to $14.1375 in the merger. These warrants were exchanged for warrants to purchase the Company’s common stock at the same final exchange ratio received by the Med-Design stockholders resulting in the Company issuing 1,910,921 warrants at strike prices ranging from $4.79 to $11.23. The aggregate Black-Scholes value of the Company’s warrants issued in this exchange approximated $14,000 and was included as a component of the purchase price.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes all warrant activity for the Company for the years ended December 31, 2007 and 2006.

	2007		2006
		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise
	Shares	Prices	Shares	Prices

Outstanding at beginning of year	2,030,921	$4.79	120,000	$.02
Exercised	(80,000)	0.02	-	-
Forfeited	(95,656)	10.62	-	-
Assumed in Med-Design Merger	-	-	1,910,921	5.08
Outstanding at end of year	1,855,265	4.69	2,030,921	4.79

Exercisable at end of year	1,855,265	$4.69	2,030,921	$4.79

The fair value of each warrant assumed in 2006 was estimated on the date of purchase using the Black-Scholes option pricing model with the following weighted-average assumptions used for warrants assumed in 2006: average risk-free interest rate of 7.0%; expected lives of 3 years; expected dividend yield of zero percent; expected volatility of 82 percent.

During the year ended December 31, 2007, the number of authorized Series A preferred stock shares was reduced by 10,000,000 from 30,000,000 to 20,000,000 and the number of authorized common stock shares was increased by 10,000,000 from 70,000,000 to 80,000,000 subsequent to approval from the stockholders at the annual meeting of stockholders on May 30, 2007.

(12)	INCOME TAXES

The Company recorded income tax expenses of $45,031 for the year ended December 31, 2007 related to alternative minimum taxes and state taxes for 2007. While the Company was profitable in 2006, it incurred no tax expense due to the utilization of net operating losses incurred in prior periods. Significant components of the Company’s net deferred income tax assets as of December 31, 2007 are as follows:

Deferred income tax assets:
Net operating loss carryforwards	$33,556,362
Non cash compensation expense	103,365
Allowance for bad debt	18,650
Alllowance for returns	61,817
Accrued compensation	14,435
Intangible assets	1,427,032
Financial reporting accrual and reserves	305,805
AMT credit	20,593
Depreciation	172,354
Deferred revenue	64,181
Total gross deferred income tax asset	35,744,594
Less valuation allowance	(35,744,594)
Net deferred income taxes	$-

The net change in the valuation allowance for the years ended December 31, 2007 and 2006 was a decrease of $1,683,488 and a decrease of $19,795, respectively. The net change in valuation allowance for December 31, 2006 excludes $25,301,967 acquired in the merger with Med-Design.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 109 (“SFAS 109”) requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Because the Company has a history of operating losses, the Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. The Company has recorded a full valuation allowance as of December 31, 2007.

The effective tax rate on income before income taxes differed from the federal income tax statutory rate in the accompanying statements of operations for the following reasons:

	2007	2006

Tax at federal statutory tax rates	$941,462	$130,970
State taxes	129,968	15,538
Nondeductible compensation expense items	593,157	-
Research and experimentation credits	-	(170,253)
FIN 48 adjustment	1,675,142	-
Net operating loss adjustment from merger	(1,641,662)	-
SAB 101 adjustment	-	27,200
Other, net	30,452	16,340
Change in valuation allowance	(1,683,488)	(19,795)
Total income tax provision	$45,031	$-

At December 31, 2007, the Company had total tax net operating losses (“NOL’s”) of $89,963,438 which will expire in the years 2008 through 2025, that can be carried forward to reduce federal and state income taxes, if any. Approximately $1,423,000 of NOL’s were used during 2007 and $6,500 expired in 2007. As defined in Section 382 of the Internal Revenue Code, the Company has undergone a greater than 50 percent ownership change as a result of the financing initiatives taken in 1998 and 2002. Consequently, there are limitations on the amount of the Company's NOL’s which may be utilized to offset future taxable income in any one year. The maximum amount of carryforwards available in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforwards not utilized in prior years, as well as any post-change NOL’s generated by the Company. As part of the Med-Design Corporation acquisition in June of 2006, the Company acquired approximately $64,800,000 of net operating losses.  These losses are subject to an annual limitation of approximately $79,000 under Internal Revenue Code Section 382, and consequently, approximately $63,300,000 will expire prior to utilization. In addition, SFAS 109 requires that as the Company realizes a tax benefit from the Med-Design NOL’s, that any benefit shall first, be applied against and reduce to zero, goodwill related to the acquisition, and second, reduce to zero other noncurrent assets related to the acquisition and third, reduce income tax expense.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48“), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. As a result of the implementation of FIN 48, the Company impaired approximately $1.9 million of deferred tax assets related to research and experimentation tax credits, which had a full valuation allowance and therefore, did not result in a reduction to the January 1, 2007 balance of retained earnings.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of unrecognized tax benefits as of January 1, 2007 was $1.9 million. That amount includes unrecognized tax benefits, which, if ultimately recognized, would not have an impact on the Company’s annual effective tax rate due to the full valuation allowance. The Company is subject to audit by the IRS and various states dating back to 1992.

The Company’s policy for recording interest and penalties associated with taxes is to recognize it as a component of income tax expense. The Company recorded an immaterial amount of interest and penalties for the year ended December 31, 2007.

(13)	EMPLOYEE BENEFIT PLAN

Employees who are 21 years of age are eligible for participation in the Specialized Health Products International, Inc. 401(k) Plan and may elect to make contributions to the plan. The Company matches 100 percent of such contributions up to five percent of the individual participant’s compensation. The Company’s contributions to the plan were approximately $131,000 and $124,000 for the years ended December 31, 2007 and 2006, respectively.

(14)	SUBSEQUENT EVENTS

Merger Agreement

On March 10, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with C.R. Bard, Inc. (“C.R. Bard”) and Pelican Merger Acquisition Sub Co. (“Merger Sub”), a wholly owned subsidiary of C.R. Bard .

Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation of the merger (the “Merger”). At the effective date of the Merger, each share of common stock of the Company then outstanding, other than those held as treasury stock and those owned by C.R. Bard or Merger Sub, and other than those with respect to which appraisal rights are properly exercised, will be converted into the right to receive $1.00 per share in cash, without interest.

Completion of the transaction is subject to the affirmative vote of the Company’s stockholders, expiration or termination of the applicable anti-trust waiting periods and other customary closing conditions.

Amendment to Restricted Stock Agreements

On March 10, 2008, the Compensation Committee of the Company approved an Amendment to Restricted Stock Agreement for grants of restricted stock made to certain employees, including certain executive officers, of the Company under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”).

The revisions to the Restricted Stock Agreements clarify that the shares of common stock subject to the Restricted Stock Agreements will immediately vest in full upon a change in control (as defined in the 2004 Plan) of the Company.

2008 Executive Bonus Plan

On March 10, 2008, the Compensation Committee of the Board of Directors of the Company amended the Specialized Health Products International, Inc. 2008 Executive Bonus Plan Proposal (the “2008 Plan”) to clarify that bonuses will be payable after review and formal approval by the Compensation Committee but in any event will be paid on or before March 15, 2009. Pursuant to the terms of the 2008 Plan, the Company’s executives are eligible to receive an annual bonus of 30% to 40% of their annual salary based upon the achievement of the Company’s 2008 revenue, net income and cash flow goals.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actual bonus payouts for each employee participating in the 2008 Plan will be adjusted based upon achievement of pre-determined qualitative objectives for such individual for 2008.

In addition to calculated bonus payouts, plan participants will be eligible to receive incremental bonus payments for achievement of strategic initiatives beyond those contemplated in the 2008 Plan. The amount of such incremental payment, if any, will be based upon the recommendation of the Compensation Committee and submitted to the Board of Directors for approval prior to payment.

Executive Incentive Bonus Program

On March 10, 2008, the Compensation Committee of the Board of Directors of the Company adopted the Specialized Health Products International, Inc. Executive Incentive Bonus Program (the “Bonus Program”). Pursuant to the terms of the Bonus Program, the Compensation Committee established a bonus pool of $1,000,000 to be allocated to the participants in the Bonus Program. The Compensation Committee may designate that the bonus pool will be funded by proceeds from a Change in Control (as defined in the Bonus Program).