Form 10KSB/A
period 2007-12-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2008-04-18
CIK 790228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ ____________ TO ____________ .

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐ No ☒.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format: Yes☐ No ☒.

Explanatory Note

As previously announced on March 10, 2008, Specialized Health Products International, Inc. (the “Company “) entered into an Agreement and Plan of Merger dated as of March 10, 2008 (the “Merger Agreement”), with C. R. Bard, Inc. (“C. R. Bard”) and Pelican Acquisition Sub Co., a wholly owned subsidiary of C. R. Bard. The Merger Agreement is subject to the approval of our common stockholders and other closing conditions.

The primary purpose of this Annual Report on Form 10-KSB/A is to amend Part III, Items 9 through 12 and 14 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2008 (the “2007 10-KSB”), to include information previously omitted from the 2007 10-KSB in reliance on General Instruction E to Form 10-KSB, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year, which involves the election of directors. As a result of the proposed merger, the Company's definitive proxy statement relating to the election of directors will not be filed within 120 days after the end of the Company's 2007 fiscal year pursuant to Regulation 14A. The reference on the cover of the Annual Report on Form 10-KSB to the incorporation by reference of the registrant's definitive proxy statement into Part III of the Annual Report is hereby deleted.

This Amendment is also being filed to (i) amend Item 13 of Part III to reflect the filing of additional exhibits, including the certifications required by the Securities Exchange Act of 1934, as amended, (ii) correct certain information filed pursuant to Item 5, including Share Price History and Holders of Record, (iii) amend certain information filed pursuant to Item 8B, and (iv) correct certain typographical errors.

The “Security Ownership of Certain Beneficial Owners & Management” information in Item 11 has been updated to reflect information as of March 31, 2008.

Except as stated herein, this Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB on March 14, 2008 and no attempt has been made in this Annual Report on Form 10-KSB/A to modify or update other disclosures as presented in the 2007 10-KSB.

Accordingly, this Form 10-KSB/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-KSB.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Specialized Health Products International, Inc.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-KSB/A
YEAR ENDED DECEMBER 31, 2007

Forward-Looking Statements

When used in this Annual Report on Form 10-KSB/A, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements specifically include, but are not limited to, our anticipated merger with C. R. Bard, Inc., our expectations regarding international expansion of our products and markets; the conversion of the market to safety products; trends regarding growth and capital expenditures; plans to launch two new manufactured product lines; foreign demand for medical safety needle products; the generation of royalty revenues from our licensees; the impact of our new products in their fields; the availability of necessary raw materials; the validity and enforceability of our patents and patent applications; the existence of a continuing market opportunity for our medical safety needle products; the regulatory treatment of our products; the ability of our products to compete with the products of our competitors; acceptance of our products by the marketplace as cost-effective; acceptance of safety products by health care professionals; dates upon which we will receive royalty payments; plans to rely on our licensees to pursue commercialization of licensed products; factors affecting the ability of our licensees to sell licensed products; the adequacy of our current office and warehouse space to meet the needs of current and expected growth; our expectation that our prices will be competitive with those of competing safety products; the retention of all earnings in the foreseeable future for use in our operations instead of paying dividends; the insignificant impact of inflation on our operations; the size of the market for safety products; plans regarding sales and marketing; and strategic business initiatives, and our intentions to defend our intellectual property rights, continue our research and development, and seek regulatory approvals.

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

General

We are a developer, manufacturer and marketer of proprietary disposable medical devices for clinician and patient safety. Our innovative safety devices are designed to maximize the efficiency and quality of healthcare, while minimizing the risk of accidental needlesticks, which are a leading occupational cause of the spread of blood-borne diseases such as human immunodeficiency virus and auto immunodeficiency syndrome (“HIV/AIDS”), hepatitis B virus (“HBV”) and hepatitis C virus (“HCV”). We have developed multiple safety needle products based upon a broad intellectual property portfolio that applies to most medical needles used today. We are a market leader in safety Huber needles (safety infusion sets) with four complementary product offerings. We have licensed or supply several other products to leading companies in the global disposable medical products industry.

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

Quarter Ended	High	Low
2006
March 31	$0.60	$0.43
June 30	$0.52	$0.36
September 30	$0.71	$0.35
December 31	$0.72	$0.59
2007
March 31	$0.99	$0.68
June 30	$0.87	$0.73
September 30	$0.81	$0.66
December 31	$0.91	$0.69

Holders of Record

At March 10, 2008, there were approximately 390 holders of record of our common stock. The number of holders of record was calculated by reference to our stock transfer agent’s books.

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

Overview

We design, develop, manufacture, and market proprietary disposable medical devices for clinician and patient safety. Our innovative safety devices are designed to maximize the efficiency and quality of healthcare, while minimizing the risk of accidental needlesticks, which are a leading occupational cause of the spread of blood-borne diseases such as human immunodeficiency virus and auto immunodeficiency syndrome (“HIV/AIDS”) and the hepatitis B and C viruses. We have developed multiple safety needle products based upon a broad intellectual property portfolio that applies to virtually all medical needles used today. We manufacture and market certain products, including four of the leading brands in the safety Huber needle market, under our own label. We license or supply other products on an OEM basis to leading manufacturers and marketers in the global disposable medical products industry, including Tyco Healthcare, Bard Access Systems, BD Medical, B. Braun Medical and Fresenius-Kabi.

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

__________________________________
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

Our pending Merger with C. R. Bard, which is described in Item 1, Description of Business, “Recent Developments,” subjects us to business uncertainties and contractual restrictions. The announcement of the pending merger may adversely impact our customer relationships and could harm our business. In addition, we are also prohibited from taking various actions outside the ordinary course of business without the prior approval of C. R. Bard. Our inability to take these actions could adversely affect us, particularly if the Merger is not completed. Completion of the Merger is also subject to regulatory and stockholder approval, and certain other closing conditions. There is no assurance that the Merger Agreement and the Merger will be approved by our stockholders, and there is no assurance that the other conditions to the completion of the Merger will be satisfied. If the Merger is not completed, our common stock could be negatively impacted because the current market price of our common stock may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a negative perception by the stock market of us generally and a decline in the market price of our common stock. We will also remain liable for significant transaction costs, including legal, accounting and financial advisory fees regardless of whether the Merger is completed.

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

Item 8A(T). Controls and Procedures

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

Executive Incentive Bonus Program

On March 10, 2008, the Board of Directors of the Company adopted the Specialized Health Products International, Inc. Executive Incentive Bonus Program (the “Bonus Program”). The Bonus Program is designed to reward executives of the Company for their contributions to the successful achievement of certain corporate goals and objectives and to share the success and risks of the business with them. The participants in the Bonus Program are Jeffrey Soinski, David Green, Donald Solomon, Paul Evans and Rebecca Whitney. Pursuant to the terms of the Bonus Program, the Compensation Committee has established a bonus pool to be allocated to eligible employees of $1,000,000, the maximum permitted amount. We currently anticipate that the participants in the Bonus Program will receive an award in connection with the closing of the pending Merger, if it occurs. Additionally, participants receiving an award under the Bonus Program will not be eligible for participation in the 2008 Executive Bonus Plan described above.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Composition of the Board of Directors

Our Restated Certificate of Incorporation and Amended and Restated Bylaws, each as amended to date, provide for the classification of our Board into three classes, as nearly equal in number as possible. The Class I, Class II and Class III directors are currently serving until the annual meeting of stockholders that will be held in 2009, 2010 and 2008, respectively, and until their respective successors are elected and qualified. At each annual meeting of stockholders, directors are elected for a full term of three years to succeed those whose terms are expiring.

The following table and biographical information sets forth certain information with respect to each director. The ages of the individuals are provided as of December 31, 2007.

Name	Age	Class	Position(s)
Jeffrey M. Soinski	46	III	President, Chief Executive Officer and Director
Guy J. Jordan, Ph.D.	59	III	Chairman of the Board
David W. Jahns	42	I	Director, Chairman of Compensation Committee
Stuart A. Randle	48	II	Director, Chairman of Nominating and Corporate Governance Committee
Stephen I. Shapiro	63	III	Director
Robert R. Walker	78	I	Director, Chairman of Audit Committee
Vincent Papa	58	III	Director
Ralph Balzano	71	II	Director

Jeffrey M. Soinski. Mr. Soinski has served as a director since 2001. He has served as SHPI’s President and Chief Executive Officer since 2001. From 1992 to 1998, he was the President and Chief Executive Officer of ViroTex Corporation (“ViroTex”), a venture-backed pharmaceutical company focused on the development and commercialization of proprietary drug delivery systems. In 1998, ViroTex merged into Atrix Laboratories, Inc. (NASDAQ: ATRX) (“Atrix”), and Mr. Soinski continued working with Atrix on a transitional basis through 1999. From 2000 through 2001, Mr. Soinski was the Managing Partner and Chief Executive Officer of Mad Dogs & Englishmen Inc., a marketing communications firm with offices in New York and San Francisco. Mr. Soinski has a BA degree from Dartmouth College.

Guy J. Jordan, Ph.D. Dr. Jordan is Chairman of the Board of SHPI. He has served as a director and Chairman since 2001. From 1997 to 2002, Dr. Jordan served as Group President for C.R. Bard, Inc. (“Bard”) with global operating responsibility for their oncology businesses, geographic responsibility for Canada, Australia, Latin America and Asia Pacific, and functional responsibility for all of Bard’s research and development. Prior to joining Bard in 1986, Dr. Jordan held senior product development positions at American Cyanamid from 1986 to 1997. Dr. Jordan has a Ph.D. degree from Georgetown University and an MBA from Fairleigh Dickinson University.

Vincent J. Papa. Mr. Papa has served as a director since 2006. Mr. Papa served as a director of The Med-Design Corporation (“Med-Design”) from 1998 to June 2006. Mr. Papa has served as Senior Vice President and Secretary of Energy Merchants Corporation since 1999. From 1995 to 1999, Mr. Papa was a Managing Director and General Counsel for P.M.G. Capital Corp., a wholly-owned affiliate of the Pennsylvania Merchant Group.

Stephen I. Shapiro. Mr. Shapiro has served as a director since 2001. Since 1999, Mr. Shapiro has focused on sourcing and evaluating investments for two premier healthcare venture capital firms, including Galen Partners and Advanced Technology Ventures. From 1982 to 1999, Mr. Shapiro was Managing Director and a principal of The Wilkerson Group, which was acquired by IBM in 1996. Mr. Shapiro joined The Wilkerson Group, a leading management consultancy to pharmaceutical, medical device, and diagnostic companies, in 1982. Prior to that, he worked at Clinical Diagnostics, Medical Products Division, Union Carbide Corporation and Becton, Dickinson and Company (“BD”), where he was Director of Advanced R&D and New Business Development. Mr. Shapiro has a BS degree from the Massachusetts Institute of Technology and an MS degree in biomedical engineering from the University of California, Berkeley.

David W. Jahns. Mr. Jahns has served as a director since 2001. Mr. Jahns has served as a General Partner and principal of Galen Partners since 1993. Since joining Galen Partners in 1993, Mr. Jahns has been responsible for making and managing investments in several of the firm’s portfolio companies. He currently serves on the boards of several of Galen Partners’ privately held portfolio companies. Prior to joining Galen Partners, Mr. Jahns worked in the Corporate Finance Division at Smith Barney from 1988 to 1991, where he worked on a variety of corporate finance and merger and acquisition related transactions, and assisted in the marketing of public offerings. Mr. Jahns has an MBA degree from the J. L. Kellogg Graduate School of Management at Northwestern University and a BA degree from Colgate University.

Robert R. Walker. Mr. Walker has served as a director since 1995. Since 1992, Mr. Walker has been principally self-employed as a consultant in the healthcare industry, primarily in the area of start-up medical device companies. From 1976 to 1992, Mr. Walker was employed by IHC Affiliated Services Division (“IHC Affiliated Services”) of Intermountain Healthcare, Inc., a regional hospital company. He retired as President of IHC Affiliated Services in 1992. He is also a former chairman of the board of AmeriNet, Inc., a national group purchasing organization for hospitals, clinics, detox/drug centers, emergency, nursing homes, private laboratories, psychiatric centers, rehabilitation facilities, surgical centers and other institutions. Mr. Walker is a member of the American Hospital Association and the Hospital Financial Management Association. He has a BS degree in Business Administration from the University of Utah.

Stuart A. Randle. Mr. Randle has served as a director since 2001. Mr. Randle has served as the Chief Executive Officer of GI Dynamics, a medical device company focused on the treatment of obesity since 2004. From 1998 to 2001, Mr. Randle was the President and Chief Executive Officer of ACT Medical, Inc., a leading company providing outsourcing services to the medical device, biotech and diagnostic industries. ACT Medical, Inc. merged with MedSource Technologies Inc. in 2001. From 1996 through 1998, Mr. Randle was President, Northeast Region, for Allegiance Corporation, a $5 billion medical products distribution and manufacturing company. He is also the past President, New England Region, for Baxter Healthcare Corporation. Mr. Randle has an MBA degree from the J. L. Kellogg Graduate School of Management at Northwestern University and a BS degree from Cornell University.

Ralph Balzano. Mr. Balzano has served as a director since 2006. Mr. Balzano served as a director of The Med-Design Corporation (“Med-Design”) from 2001 to June 2006. Mr. Balzano has been an independent systems consultant for Balzano LLC since January 2001. He served as Chief Information Officer for the South Manhattan Healthcare Network of the New York City Health and Hospitals Corporation from 1998 to 2000. Mr. Balzano served as Chief Information Officer and Commissioner of the Department of Information Technology & Telecommunications of the City of New York from 1994 to 2000.

Executive Officers

The following table presents information regarding the current executive officers of SHPI. The ages of the individuals are provided as of December 31, 2007.

Name	Age	Position	With SHPI Since
Jeffrey M. Soinski	46	President, Chief Executive Officer and Director	2001
Donald D. Solomon, Ph.D.	57	Vice President, Chief Operating Officer, Chief Technical Officer	2000
Paul S. Evans	45	Vice President, Business Development, General Counsel and Secretary	2000
David A. Green	45	Vice President, Chief Financial Officer and Treasurer	2006
Rebecca A. Whitney	31	Vice President, Sales & Marketing	2006

Set forth below is the business background of each of our executive officers. Information on the business background of Jeffrey M. Soinski is set forth above under the Board of Directors.

Donald D. Solomon, Ph.D. Dr. Solomon has served as Chief Operating Officer, Chief Technology Officer, and a Vice President of SHPI since 2000. Prior to joining SHPI, Dr. Solomon was the Vice President of Research and Development at Johnson & Johnson Medical Vascular Access from 1997 to 2000. Prior to that Dr. Solomon spent 14 years at BD, and held positions as Worldwide Director of R&D for BD Pharmaceutical Systems Division based in France, and Director of R&D for Biocompatible Polymer Development at the BD Infusion Therapy Division. Dr. Solomon holds 45 patents and is the author of 52 scientific publications. He received Masters and Ph.D. degrees from Case Institute of Technology at Case Western Reserve University.

Paul S. Evans. Mr. Evans has served as SHPI’s Vice President, Business Development, General Counsel and corporate Secretary since 2000. He is a registered patent attorney and joined SHPI in June 2000. Mr. Evans manages SHPI’s intellectual property portfolio and corporate legal matters, and is extensively involved in business development efforts. Mr. Evans brings a wide range of intellectual property and corporate legal experience to SHPI, having previously represented SHPI since 1994 as outside patent counsel with the law firm of Snow, Christensen & Martineau. Prior to earning his law degree, Mr. Evans worked as a Project/Design Engineer for Morton International Inc. (now Autoliv AB). He holds JD, MBA and BS degrees from the University of Utah.

David A. Green. Mr. Green has served as SHPI’s Vice President, Chief Financial Officer and Treasurer since September 2006. Mr. Green manages the financial operations, investor relations and M&A activities for SHPI. From 2003 to September 2006, Mr. Green worked for Duff & Phelps, LLC, an investment banking and financial advisory firm, where he led the life sciences investment banking practice in San Francisco, California. Mr. Green was a director in Ernst & Young’s Center for Strategic Transactions from 1998 through 2001 where he advised Silicon Valley technology and life science companies on transaction strategies for accelerating growth. Mr. Green is a graduate of the State University of New York and has an MBA degree from the University of Rochester.

Rebecca A. Whitney. Ms. Whitney joined SHPI in 2006 and has served as SHPI’s Vice President of Sales and Marketing since 2007.  Her global responsibilities include strategic marketing, product management, and distributor sales management across the complete SHPI portfolio.  From 1999 through 2005, Ms. Whitney held various sales and marketing management positions within the Infusion Therapy division of BD Medical.  Ms. Whitney received Bachelor of Science and MBA degrees from the University of Utah.

Family Relationships

There are no family relationships among any of our directors or executive officers listed above.

Code of Ethics

SHPI has adopted a Code of Ethics that applies to SHPI’s principal executive officer, principal financial officer and other senior financial officers. SHPI’s Code of Ethics is posted on SHPI’s Website, which is located at www.shpi.com.

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address specified above.

Corporate Governance

SHPI has adopted corporate governance guidelines titled “Policies of the Nominating and Corporate Governance Committee” which are available at www.shpi.com by first clicking “Investor Relations” and then “Nominating and Corporate Governance Committee Policies”. These principles were adopted by the Board to best ensure that the Board is independent from management, that the Board adequately performs its function as the overseer of management and to help ensure that the interests of the Board and management align with the interests of the stockholders.

Meetings and Committees of the Board

The Board held nine meetings during 2007. No incumbent director attended fewer than 75 percent of the Board meetings held or fewer than 75 percent of the committee meetings held by committees on which an incumbent director served during 2007. SHPI’s policy is to encourage, but not require, Board members to attend annual stockholder meetings. One of our Board members attended the 2007 annual stockholders meeting.

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees are currently the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee. All three committees are comprised solely of non-employee, independent directors. Charters for the committees are available on SHPI’s website at www.shpi.com by first clicking on “Investor Relations”. The table below shows current membership for each of the standing Board committees.

Audit Committee	Nominating and Corporate Governance Committee	Compensation Committee
Guy J. Jordan	Guy J. Jordan	David W. Jahns (3)
Stuart A. Randle	Stuart A. Randle (2)	Guy J. Jordan
Robert R. Walker (1)	Robert R. Walker	Stephen I. Shapiro
Vincent J. Papa		Ralph Balzano

(1) Mr. Walker is the Chairman of the Audit Committee and serves as the financial expert.

(2) Mr. Randle is the Chairman of the Nominating and Corporate Governance Committee.

(3) Mr. Jahns is the Chairman of the Compensation Committee

The Audit Committee

SHPI’s Audit Committee held four meetings during 2007. The function of the Audit Committee is to provide assistance to the Board in fulfilling its responsibility to oversee management regarding: (i) the conduct and integrity of SHPI’s financial reporting to any governmental or regulatory body, stockholders, other users of Company financial reports and the public; (ii) SHPI’s systems of internal control over financial reporting and disclosure controls and procedures; (iii) the qualifications, engagement, compensation, independence and performance of SHPI’s independent auditors, their conduct of the annual audit of SHPI’s financial statements, and their engagement to provide any other services; and (iv) the preparation of the audit committee report for inclusion in SHPI’s annual proxy statement.

The members of the Audit Committee are independent as defined by Rule 4200(a) of the Nasdaq Stock Market’s Marketplace Rules. Mr. Walker, Chairman of our Audit Committee, serves as our audit committee financial expert, as defined in Regulation S-B, on that committee.

The Nominating and Corporate Governance Committee

The Nominating Committee was formed in January 2004. The Nominating Committee was expanded to include Corporate Governance effective January 1, 2007. The Nominating Committee held three meetings during 2007. The members of the Nominating and Corporate Governance Committee are independent as defined by Rule 4200(a) of the Nasdaq Stock Market’s Marketplace Rules.

The function of the Nominating and Corporate Governance Committee is to (a) recommend to the Board the slate of director nominees for election to SHPI’s Board, (b) identify and recommend candidates to fill vacancies occurring between annual shareholder meetings, (c) develop and recommend to the Board SHPI’s corporate governance principles and guidelines, and (d) develop, review, evaluate and recommend changes to Company policies relating to (i) director candidates recommended by Company security holders, (ii) minimum director nominee qualifications, (iii) process for identification and evaluation of director nominees, (iv) the process for Company security holders to send communications to the Board and (v) Board meeting attendance. It is the policy of the Nominating and Corporate Governance Committee to consider candidates recommended by security holders, directors, officers and other sources, including, but not limited to, third-party search firms. Security holders of SHPI may submit recommendations for candidates for the Board.

The Nominating and Corporate Governance Committee has not established any fixed minimum qualifications in order to consider a proposed candidate for election to the Board. However, the Nominating and Corporate Governance Committee has a strong preference for candidates with prior board of director experience with public companies. The Nominating and Corporate Governance Committee will also consider such other factors as it deems appropriate to assist in developing a board and committees that are diverse in nature and comprised of experienced and seasoned advisors. These factors include judgment, skill, diversity (including factors such as race, gender or experience), integrity, experience with businesses and other organizations of comparable size, the interplay of the candidate’s experience with the experience of other Board members, and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board.

The Nominating and Corporate Governance Committee will evaluate whether an incumbent director should be nominated for re-election to the Board or any committee of the Board upon expiration of such director’s term using the same factors as described above for other Board candidates and the committee will also take into account the incumbent director’s performance as a Board member. Failure of any incumbent director to attend at least seventy-five percent (75%) of the Board meetings held in any calendar year will be viewed negatively by the Nominating and Corporate Governance Committee in evaluating the performance of such director.

The Compensation Committee

SHPI’s Compensation Committee held three meetings during 2007. The members of the Compensation Committee are independent as defined by Rule 4200(a) of the Nasdaq Stock Market’s Marketplace Rules. The Compensation Committee administers SHPI’s stock option and stock incentive plans, establishes a general compensation policy for SHPI and, except as prohibited by applicable law, may take any and all actions that the Board could take relating to the compensation of employees, directors and other parties. The Compensation Committee endeavors to ensure that the total compensation paid to the executive team is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to members of the executive team, including the actively-employed named executive officers, are similar to those provided to other executive officers.

The Compensation Committee evaluates both performance and compensation to ensure that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Compensation Committee develops compensation packages that include both cash and stock-based compensation and that reward performance as measured against pre-established goals. The Compensation Committee has structured SHPI’s annual and non-cash executive compensation to motivate executives to achieve the business goals set by SHPI and reward the executives for achieving such goals. The amount of the annual and non-cash executive compensation is based upon the recommendation of the Compensation Committee and is approved by the Board.

The Compensation Committee members and the Chief Executive Officer annually review the performance of each member of the executive team (other than the Chief Executive Officer whose performance is reviewed by the Compensation Committee only).  The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Board.  The Board can exercise its discretion in modifying any recommended adjustments or awards to executives.

The Board makes all compensation decisions for the executive team (which includes the actively-employed named executive officers), the Compensation Committee makes recommendations regarding equity awards to all elected officers of SHPI.  Compensation Committee recommendations are submitted to the Board for approval.

Section 16(a) Beneficial Ownership Reporting Compliance

SHPI’s executive officers, directors and 10% stockholders are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to SHPI.

Based solely on a review of copies of reports furnished to SHPI, or written representations that no reports were required, SHPI believes that during 2007 its executive officers, directors and 10% holders complied with all filing requirements.

Item 10. Executive Compensation

The tables below summarize the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2007 and December 31, 2006. When setting total compensation for each of the named executive officers, the Compensation Committee reviews tally sheets which show the executive’s current compensation, including equity and non-equity based compensation.

Based on the fair value of equity awards granted to named executive officers in 2007 and the base salary of the named executive officers, salary accounted for approximately 52% of the total compensation of the named executive officers, incentive compensation accounted for approximately 45% of the total compensation of the named executive officers and other compensation accounted for approximately 3% of the total compensation of named executive officers. Because the value of certain equity awards included below is based on the SFAS No. 123(R), “Share-Based Payments” (“SFAS 123(R)”) fair-value-based method rather than the market value, these percentages cannot be derived using the amounts reflected in the table below.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(5)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Jeffrey M. Soinski	2007	278,778	-	502,987	-	131,583	-	13,608	926,956
President, Chief Executive Officer and Director	2006	270,658	-	570,256	-	121,536	-	14,345	976,795
Donald D. Solomon, Ph.D.	2007	221,055	-	155,476	-	70,295	-	9,787	456,613
Vice President, Chief Operating Officer and Chief Technical Officer	2006	214,617	-	162,850	-	72,279	-	12,485	462,231
Paul S. Evans	2007	207,965	-	116,443	-	73,620	-	14,206	412,234
Vice President, Business Development and General Counsel	2006	201,908	-	117,977	-	67,999	-	10,722	398,606
David A. Green	2007	195,700	-	50,847	-	69,278	-	10,959	326,783
Vice President, Chief Financial Officer and Treasurer	2006	63,333	-	14,667	-	21,329	-	25,230	124,559
Rebecca A. Whitney	2007	120,000	-	24,292	-	42,480	-	6,104	192,876
Vice President, Sales & Marketing	2006	-	-	-	-	-	-	-	-

(1)
The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS 123(R) of restricted stock awards pursuant to the 2004 Stock Incentive Plan and thus may include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of these amounts are included in footnote 10 to SHPI’s audited financial statements for the fiscal year ended December 31, 2007, included in this report. The restricted stock grants made on October 19, 2004 to Messrs. Soinski, Solomon, and Evans resulted from the surrender of stock options that had substantially vested in exchange for the issuance of restricted common stock that cliff vest at the end of three years. The exchange ratio was one restricted share of common stock in exchange for the cancellation of options exercisable for 1.7 shares of common stock.

(2)
The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS 123(R) of option awards pursuant to the Stock Option Plan and thus include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of this amount for fiscal year ended December 31, 2007 are included in footnote 10 to the audited financial statements included in this report.

(3)
In November 2006, the Compensation Committee approved a 2007 Executive Officer Bonus Plan (the “2007 Plan”). Under the 2007 plan, each Executive Officer and certain Management Directors were eligible to receive a bonus. Plan participants were eligible to earn a base bonus equivalent to 20% to 40% of their annual salary, based upon achievement of certain financial goals outlined in the approved budget plan. The bonus payouts were predicated on the following financial goals: Revenue (50%), Net Income (25%) and Cash Position (25%), as well as achievement of other strategic initiatives as determined by the Compensation Committee. In March 2008, the Board approved total payments of $512,866 under the 2007 Plan.

(4)	A description of amounts included in “All Other Compensation” is reflected in the table below..

	Year	401(k) ($)	Life Insurance ($)	Relocation ($)	Total ($)
Jeffrey M. Soinski	2007	13,046	562	-	13,608
	2006	14,191	154	-	14,345
Donald D. Solomon, Ph.D.	2007	8,703	1,084	-	9,787
	2006	12,485	-	-	12,485
Paul S. Evans	2007	13,798	408	-	14,206
	2006	10,722	-	-	10,722
David A. Green	2007	10,551	408	-	10,959
	2006	-	-	25,230	25,230
Rebecca A. Whitney	2007	5,900	204	-	6,104
	2006	-	-	-	-

(5)
Each of the Executive Officers was a recipient of restricted stock grants issued to certain employees and directors on August 1, 2007. The terms of the restricted stock issuance include a vesting period of 3 years, with vesting occurring annually on the grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jeffrey M. Soinski	—	—	—	—	—	357,699	$311,198	—	—
Donald D. Solomon, Ph.D.	—	—	—	—	—	203,062	$176,664	—	—
Paul S. Evans	—	—	—	—	—	177,172	$154,140	—	—
David A. Green	—	—	—	—	—	224,660	$195,454	—	—
Rebecca A. Whitney	—	—	—	—	—	200,000	$174,000	—	—

(1)	The restricted stock grants vest over three-years of service.

(2)	The market value of shares of stock that have not vested is based on the closing price of our common stock on December 31, 2007, or $0.87 per share.

POTENTIAL PAYMENTS UPON TERMINATION AND CHANGE OF CONTROL

The tables below reflect the amount of compensation to each of the named executive officers of SHPI in the event of termination of such executive’s employment and the amount of compensation payable to each named executive officer upon termination following a change of control. The amounts shown assume that such termination was effective as of December 31, 2007, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. These amounts are calculated based upon certain assumptions, and may or may not be correct. The actual amounts to be paid out can only be determined at the time of such executive’s separation from SHPI.

In addition, we have included, for each named executive officer, information to explain the amount of compensation each of the named executive offers of SHPI will actually receive in the event the merger described above is approved and completed. The tables describe the hypothetical amount each named executive officer may receive upon certain enumerated events, as if such events occurred on December 31, 2007. The paragraph that follows each table describes the actual amount the named executive officers will receive if the merger is completed. If the merger is not completed, these officers will not receive any compensation relating to the merger, and they will continue to be eligible to receive the compensation outlined in the tables below.

Jeffrey Soinski

The following table shows the potential payments upon termination or a change of control of SHPI for Mr. Jeffrey Soinski, the President and SHPI’s Chief Executive Officer. We have entered into an employment agreement with Mr. Jeffrey Soinski. The employment agreement provides that (i) Mr. Soinski receive a beginning base salary of $240,000 per year subject to certain annual adjustments in addition to performance based bonuses; (ii) Mr. Soinski is eligible to participate in SHPI’s equity incentive plans; (iii) Mr. Soinski is entitled to vacation pay, health insurance and life insurance; (iv) Mr. Soinski’s employment contract may be terminated at any time by us; (v) if the employment of Mr. Soinski is terminated by reason of disability, death or for cause, his salary and benefits (except as otherwise required by law) will terminate as of the date of termination; (vi) if Mr. Soinski is terminated for reasons other than disability, death or for cause, then Mr. Soinski’s salary and medical benefits will continue for a period of eighteen (18) months from the date of termination and his other benefits will cease as of the date of termination; (vii) in the event of a merger, acquisition, or substantial sale of SHPI’s controlling shares, if Mr. Soinski is not offered an equivalent position, he will be entitled to severance pay and medical benefits for a period of eighteen (18) months.

On May 13, 2004, the Board of Directors approved an amendment to Mr. Soinski’s agreement whereby, in the event he voluntarily terminates his employment on or after May 31, 2005, salary and medical benefits will continue for a period of twelve (12) months.

Executive Benefits and Payments Upon Separation	Voluntary Termination on 12/31/2007	Involuntary Not For Cause Termination on 12/31/2007	For Cause Termination on 12/31/2007	Involuntary for Good Reason Termination (Change-in-Control) on 12/31/2007	Disability on 12/31/2007	Death on 12/31/2007
Compensation:
Base Salary	$278,778	$418,167	$0	$418,167	$0	$0

If the merger is completed, Mr. Soinski will actually receive $435,311 pursuant to his employment agreement, and 357,699 shares of restricted stock that he holds will vest in full and will be converted into the right to receive $1.00 per share. In addition, he will be eligible to participate in the Executive Incentive Bonus Program. The Compensation Committee has established a bonus pool to be allocated to eligible employees of $1,000,000.

Donald Solomon, Ph.D.

The following table shows the potential payments upon termination or a change of control of SHPI for Donald Solomon, Ph.D., the Vice President, Chief Operating Officer and Chief Technical Officer. We have entered into an employment agreement with Donald Solomon, Ph.D. The employment agreement provides that (i) Dr. Solomon receive a beginning base salary of $190,000 per year subject to certain annual adjustments in addition to performance based bonuses; (ii) Dr. Solomon is eligible to participate in SHPI’s equity incentive plans; (iii) Dr. Solomon is entitled to vacation pay, health insurance and life insurance; (iv) Dr. Solomon’s employment contract may be terminated at any time by us; (v) if the employment of Dr. Solomon is terminated by reason of disability, death or for cause, his salary and benefits (except as otherwise required by law) will terminate as of the date of termination; (vi) if Dr. Solomon is terminated for reasons other than disability, death or for cause, then Dr. Solomon’s salary and medical benefits will continue for a period of twelve (12) months from the date of termination and his other benefits will cease as of the date of termination; (vii) in the event of a merger, acquisition, or substantial sale of SHPI’s controlling shares, if Dr. Solomon is not offered an equivalent position, Dr. Solomon will be entitled to severance pay and medical benefits for a period of twelve (12) months.

Executive Benefits and Payments Upon Separation	Involuntary Not For Cause Termination on 12/31/2007	For Cause Termination on 12/31/2007	Involuntary for Good Reason Termination (Change-in-Control) on 12/31/2007	Disability on 12/31/2007	Death on 12/31/2007
Compensation:
Base Salary	$221,056	$0	$221,056	$0	$0

If the merger is completed, Dr. Solomon will actually receive $230,119 pursuant to his employment agreement, and 203,062 shares of restricted stock that he holds will vest in full and will be converted into the right to receive $1.00 per share. In addition, he will be eligible to participate in the Executive Incentive Bonus Program. The Compensation Committee has established a bonus pool to be allocated to eligible employees of $1,000,000.

Paul Evans

The following table shows the potential payments upon termination or a change of control of SHPI for Mr. Paul Evans, Vice President, Business Development, General Counsel and Secretary. We have entered into an employment agreement with Mr. Paul Evans. The employment agreement provides that (i) Mr. Evans receive a beginning base salary of $175,000 per year subject to certain annual adjustments in addition to performance based bonuses; (ii) Mr. Evans is eligible to participate in SHPI’s equity incentive plans; (iii) Mr. Evans is entitled to vacation pay, health insurance and life insurance; (iv) Mr. Evans’ employment contract may be terminated at any time by us; (v) if the employment of Mr. Evans is terminated by reason of disability, death or for cause, his salary and benefits (except as otherwise required by law) will terminate as of the date of termination; (vi) if Mr. Evans is terminated for reasons other than disability, death or for cause, then Mr. Evans’ salary and medical benefits will continue for a period of twelve (12) months from the date of termination and his other benefits will cease as of the date of termination; (vii) in the event of a merger, acquisition, or substantial sale of SHPI’s controlling shares, if Mr. Evans is not offered an equivalent position, Mr. Evans will be entitled to severance pay and medical benefits for a period of twelve (12) months.

Executive Benefits and Payments Upon Separation	Involuntary Not For Cause Termination on 12/31/2007	For Cause Termination on 12/31/2007	Involuntary for Good Reason Termination (Change-in-Control) on 12/31/2007	Disability on 12/31/2007	Death on 12/31/2007
Compensation:
Base Salary	$207,965	$0	$207,965	$0	$0

If the merger is completed, Mr. Evans will actually receive $216,492 pursuant to his employment agreement, and 177,172 shares of restricted stock that he holds will vest in full and will be converted into the right to receive $1.00 per share. In addition, he will be eligible to participate in the Executive Incentive Bonus Program. The Compensation Committee has established a bonus pool to be allocated to eligible employees of $1,000,000.

David Green

The following table shows the potential payments upon termination or a change of control of SHPI for Mr. David Green, the Chief Financial Officer. SHPI’s employment agreement with Mr. Green provides that (i) Mr. Green receive a beginning base salary of $190,000 per year subject to certain annual adjustments in addition to performance based bonuses; (ii) Mr. Green is eligible to participate in SHPI’s equity incentive plans and will receive 200,000 shares of common stock under SHPI’s 2004 Stock Incentive Plan, which will vest over three years, with 33.3% of the common stock vesting in three equal installments on each subsequent annual anniversary of the date on which the restricted stock award was granted; (iii) Mr. Green is entitled to vacation pay, health insurance and life insurance; (iv) Mr. Green’s employment contract may be terminated at any time by us; (v) if the employment of Mr. Green is terminated by reason of disability, death or for cause, his salary and benefits (except as otherwise required by law) will terminate as of the date of termination; (vi) if Mr. Green is terminated for reasons other than disability, death or for cause, then Mr. Green’s salary and medical benefits will continue for a period of twelve (12) months from the date of termination and his other benefits will cease as of the date of termination; (v) in the event of a merger, acquisition, or substantial sale of SHPI’s controlling shares wherein SHPI is no longer the controlling entity, if Mr. Green is not offered an equivalent position, he will be entitled to severance pay and medical benefits for a period of twelve (12) months.

Executive Benefits and Payments Upon Separation	Involuntary Not For Cause Termination on 12/31/2007	For Cause Termination on 12/31/2007	Involuntary for Good Reason Termination (Change-in-Control) on 12/31/2007	Disability on 12/31/2007	Death on 12/31/2007
Compensation:
Base Salary	$195,700	$0	$195,700	$0	$0

If the merger is completed, Mr. Green will actually receive $203,724 pursuant to his employment agreement, and 224,660 shares of restricted stock that he holds will vest in full and will be converted into the right to receive $1.00 per share. In addition, he will be eligible to participate in the Executive Incentive Bonus Program. The Compensation Committee has established a bonus pool to be allocated to eligible employees of $1,000,000.

Rebecca Whitney

The following table shows the potential payments upon termination or a change of control of SHPI for Ms. Rebecca Whitney, the Vice President of Sales & Marketing. SHPI’s employment agreement with Ms. Whitney provides that (i) Ms. Whitney receive a beginning base salary of $120,000 per year subject to certain annual adjustments in addition to performance based bonuses; (ii) Ms. Whitney is eligible to participate in SHPI’s equity incentive plans and will receive 50,000 shares of common stock under SHPI’s 2004 Stock Incentive Plan, which have a three-year cliff vesting from the date on which the restricted stock award was granted; (iii) Ms. Whitney is entitled to vacation pay, health insurance and life insurance; (iv) Ms. Whitney’s employment contract may be terminated at any time by us; (v) if the employment of Ms. Whitney is terminated by reason of disability, death or for cause, her salary and benefits (except as otherwise required by law) will terminate as of the date of termination; (vi) if Ms. Whitney is terminated for reasons other than disability, death or for cause, then Ms. Whitney’s salary and medical benefits will continue for a period of twelve (12) months from the date of termination and her other benefits will cease as of the date of termination; (v) in the event of a merger, acquisition, or substantial sale of SHPI’s controlling shares wherein SHPI is no longer the controlling entity, if Ms. Whitney is not offered an equivalent position, she will be entitled to severance pay and medical benefits for a period of twelve (12) months.

Executive Benefits and Payments Upon Separation	Involuntary Not For Cause Termination on 12/31/2007	For Cause Termination on 12/31/2007	Involuntary for Good Reason Termination (Change-in-Control) on 12/31/2007	Disability on 12/31/2007	Death on 12/31/2007
Compensation:
Base Salary	$120,000	$0	$120,000	$0	$0

If the merger is completed, Ms. Whitney will actually receive $160,000 pursuant to her employment agreement, and 200,000 shares of restricted stock that she holds will vest in full and will be converted into the right to receive $1.00 per share. In addition, she will be eligible to participate in the Executive Incentive Bonus Program. The Compensation Committee has established a bonus pool to be allocated to eligible employees of $1,000,000.

DIRECTOR COMPENSATION

SHPI uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, SHPI considers the significant amount of time that directors expend in fulfilling their duties to SHPI as well as the skill-level required by SHPI of members of the Board.

Cash Compensation Paid to Board Members

During 2007, non-executive board members received $2,500 per in-person board meeting attended, $500 per telephonic board meeting participated in, $500 per committee meeting attended, and $2,500 per additional in- person meeting scheduled by the board and requiring director attendance. All directors are entitled to reimbursement for reasonable out-of-pocket travel related expenses incurred in the performance of their duties as board members.

Stock Incentive Plan

In 2004, non-executive board members were given the election to surrender stock options exercisable for 1,044,000 shares of common stock in exchange for 614,118 shares of restricted common stock as approved by the stockholders on October 19, 2004. The stock grants vest equally over three-years.

In August 2006, each non-employee director received 35,714 shares of restricted common stock at the fair market price of SHPI’s Common Stock on the date of the grant, or $0.42. The stock grants vest equally over three-years from the grant date.

In August 2007, each non-employee director received 26,667 shares of restricted common stock at the fair market price of SHPI’s Common Stock on the date of the grant, or $0.75. The stock grants vest equally over three-years from the grant date.

Director Summary Compensation Table

The table below summarizes the compensation paid by SHPI to non-employee directors for the fiscal year ended December 31, 2007.

DIRECTOR COMPENSATION

(a)	(b)	(c)	(d)	(e)	(f)
Name (1)(4)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (3)	Option Awards($)	All Other Compensation ($)	Total ($)
Guy J. Jordan, Ph.D.	$20,500	$79,384	$0	$0	$99,884
David W. Jahns (2)	$16,500	$25,679	$0	$0	$42,179
Stephen I. Shapiro	$16,000	$25,679	$0	$0	$41,679
Stuart A. Randle	$23,000	$43,581	$0	$0	$66,581
Robert R. Walker	$23,000	$51,457	$0	$0	$74,457
Vincent Papa	$13,500	$7,778	$0	$0	$21,278
Ralph Balzano	$13,500	$7,778	$0	$0	$21,278

(1)
Jeffrey M. Soinski, SHPI’s President and Chief Executive Officer is not included in this table as he is an employee of SHPI and thus receives no compensation for his services as director. The compensation received by Mr. Soinski as an employee of SHPI is shown in the Summary Compensation Table above.

(2)	Board fees due Mr. Jahns are paid to Galen Partners.

(3)
The amounts in column (c) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS 123(R) of restricted stock awards pursuant to the 2004 Stock Incentive Plan and thus may include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of these amounts are included in footnote 10 to SHPI’s audited financial statements included in this filing.

(4)
As of December 31, 2007, each director has the following aggregate number of restricted shares outstanding for all years of service as a director: Guy J. Jordan, 50,476 shares; Ralph Balzano, 50,476 shares; David W. Jahns, 50,476 shares; Vincent Papa, 50,476 shares; Stuart A. Randle, 50,476 shares; Stephen I. Shapiro, 50,476 shares and Robert R. Walker, 50,476 shares.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information with respect to equity securities of SHPI that are authorized for issuance as of the year ended December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance (1)
Equity compensation plans approved by security holders	28,000	$1.13	7,850,703
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	28,000	$1.13	7,850,703

(1)
All of the securities referenced in the table are shares of our common stock. Does not include 1,855,265 of securities to be issued upon exercise of warrants by outside parties with exercise prices ranging from $0.02 to $11.23.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Directors and Executive Officers

The following table sets forth information, as of March 31, 2008, concerning:

•	Each person whom we know beneficially owns more than five percent of our common stock;

•	Each of our directors;

•	Each of our named executive officers; and

•	All of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 68,373,633 shares of common stock outstanding at March 31, 2008. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2008. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than one percent is denoted with an “*.”

The information provided in the table is based on our records, information filed with the Securities and Exchange Commission and information provided to SHPI, except where otherwise noted.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percentage of Class	Position
Officers and Directors:
Jeffrey M. Soinski (2)	1,567,096	2.3	President, CEO and Director
Donald D. Solomon, Ph.D. (3)	664,953	1.0	Vice President, COO, and CTO
Paul S. Evans (4)	810,970	1.2	Vice President, Business Development, General Counsel, and Secretary
David A. Green (5)	296,037	*	Chief Financial Officer
Rebecca A. Whitney (6)	213,276	*	Vice President, Sales & Marketing
Guy J. Jordan, Ph.D. (7)	207,675	*	Chairman of the Board
David W. Jahns (8)	15,497,617	22.7	Director
Stuart A. Randle (9)	180,028	*	Director
Stephen I. Shapiro (10)	186,707	*	Director
Robert R. Walker (11)	268,910	*	Director
Vincent J. Papa (12)	170,226	*	Director
Ralph Balzano (13)	106,142	*	Director
Executive Officers and Directors as a Group (12 persons)	20,169,637	29.5
Other Five Percent Stockholder:
Galen Partners (14)	15,376,413	22.5

*Less than 1%.

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as SHPI, which is 585 West 500 South, Bountiful, Utah 84010.

(2)	Includes 52,886 shares of common stock purchased through our 401(k) plan and 357,699 shares of common stock that are currently unvested and non-transferable.

(3)	Includes 81,878 shares of common stock purchased through our 401(k) plan and 203,062 shares of common stock that are currently unvested and non-transferable.

(4)	Includes 138,620 shares of common stock purchased through our 401(k) plan and 177,172 shares of common stock that are currently unvested and non-transferable.

(5)	Includes 4,710 shares of common stock purchased through our 401(k) plan and 224,660 shares of common stock that are currently unvested and non-transferable.

(6)	Includes 13,276 shares of common stock purchased through our 401(k) plan and 200,000 shares of common stock that are currently unvested and non-transferable.

(7)	Includes 50,476 shares of common stock that are currently unvested and non-transferable.

(8)
Includes 70,728 shares of common stock directly owned by Mr. Jahns and 50,476 shares of common stock that are currently unvested and non-transferable. Also includes 14,047,363 shares of common stock held of record by Galen Partners III, L.P., 1,271,529 shares of common stock held of record by Galen Partners International III, L.P., and 57,521 shares of common stock held of record by Galen Employee Fund III, L.P. William R. Grant, Bruce F. Wesson, L. John Wilkerson, David W. Jahns, Srini Conjeevaram, and Zubeen Shroff are all natural persons and are the members of Claudius, L.L.C., a Delaware limited liability company, the general partner of Galen Partners III, L.P. and Galen Partners International III, L.P. Bruce F. Wesson is the President of Wesson Enterprises, Inc., a Delaware corporation, which is the general partner of Galen Employee Fund III, L.P. David Jahns is a member of Claudius, L.L.C., a Delaware limited liability company, and a general partner of Galen Partners III, L.P. and Galen Partners International III, L.P.

(9)	Includes 50,476 shares of common stock that are currently unvested and non-transferable.

(10)	Includes 50,476 shares of common stock that are currently unvested and non-transferable.

(11)
Includes 50,476 shares of common stock that are currently unvested and non-transferable and 218,434 shares of common stock that Mr. Walker is deemed to beneficially own and control through Robert R Walker and Patrice J Walker Family Trust.

(12)	Includes 50,476 shares of common stock that are currently unvested and non-transferable.

(13)	Includes 50,476 shares of common stock that are currently unvested and non-transferable.

(14)
Includes 14,047,363 shares of common stock held of record by Galen Partners III, L.P., 1,271,529 shares of common stock held of record by Galen Partners International III, L.P., and 57,521 shares of common stock held of record by Galen Employee Fund III, L.P. William R. Grant, Bruce F. Wesson, L. John Wilkerson, David W. Jahns, Srini Conjeevaram, and Zubeen Shroff are all natural persons and are the members of Claudius, L.L.C., a Delaware limited liability company, the general partner of Galen Partners III, L.P. and Galen Partners International III, L.P. Bruce F. Wesson is the President of Wesson Enterprises, Inc., a Delaware corporation, which is the general partner of Galen Employee Fund III, L.P. David Jahns is a member of Claudius, L.L.C., a Delaware limited liability company, and a general partner of Galen Partners III, L.P. and Galen Partners International III, L.P.

Changes in Control

As discussed above, On March 10, 2008, we entered into an Agreement and Plan of Merger dated as of March 10, 2008 (the “Merger Agreement”), with C. R. Bard Merger Sub.

Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into SHPI, with SHPI as the surviving corporation of the merger (the “Merger”). Our Board of Directors unanimously approved the Merger Agreement, the Merger and the transactions contemplated thereby. Completion of the transaction is subject to the affirmative vote of our stockholders, expiration or termination of the applicable anti-trust waiting periods and other customary closing conditions.

In addition, certain stockholders of SHPI, including the executive officers and the largest stockholder of SHPI, have executed a voting and support agreement with C. R. Bard to vote their SHPI common stock in favor of adoption and approval of the Merger Agreement and against any other acquisition proposal and have provided C. R. Bard with an irrevocable proxy to vote their stock. As of March 10, 2008, these stockholders owned approximately 29% of the common stock outstanding of SHPI entitled to vote at the special meeting of stockholders at which the Merger Agreement will be considered.

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

Director Independence

SHPI’s Director Independence Standards have the meaning ascribed to “independent director” in the Nasdaq Stock Market’s Marketplace Rules.

Based on these standards, the Board has determined that each of the following non-employee Directors is independent:

Guy J. Jordan, Ph.D.	Robert R. Walker
David W. Jahns	Vincent Papa
Stephen I. Shapiro	Ralph Balzano
Stuart A. Randle

Item 13. Exhibits

Exhibits

Listed on page 61 hereof, and incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The following table presents fees billed by Grant Thornton LLP and PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended December 31, 2007 and 2006, for the periods of time that such firms were SHPI’s principal accountants.

	Fiscal 2007	Fiscal 2006
	Grant Thornton LLP	Grant Thornton LLP	Pricewaterhouse Coopers LLP
Audit Fees(1)	$135,538	$101,000	$82,700
Audit-Related Fees(2)	0	0	183,060
Tax Fees(3)	0	0	10,500
All Other Fees(4)	0	0	1,500
Total	$135,538	$101,000	$277,760

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of SHPI’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by SHPI’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of SHPI’s consolidated financial statements and are not reported under “Audit Fees.”

(3)
Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and tax planning.

(4)
All Other Fees consist of fees for products and services other than the services reported above. In fiscal 2006, All Other Fees consisted primarily of access to an online library of financial reporting.

Pre-Approval Policies

It is SHPI’s policy that the Audit Committee pre-approves all audit, tax and other services performed by our independent registered public accounting firm. All of the services described in the table above were approved in advance by our Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Specialized Health Products International, Inc. (Registrant)

Date: April 18, 2008	By:	/s/ Jeffrey M. Soinski
Jeffrey M. Soinski President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey M. Soinski Jeffrey M. Soinski	President, Chief Executive Officer and Director (Principal Executive Officer)	April 18, 2008

/s/ David A. Green David A. Green	Chief Financial Officer (Principal Financial and Accounting Officer)	April 18, 2008

/s/ Guy J. Jordan, Ph.D. Guy J. Jordan, Ph.D.	Chairman of the Board	April 18, 2008

/s/ David W. Jahns David W. Jahns	Director	April 18, 2008

/s/ Stuart A. Randle Stuart A. Randle	Director	April 18, 2008

/s/ Stephen I. Shapiro Stephen I. Shapiro	Director	April 18, 2008

/s/ Robert R. Walker Robert R. Walker	Director	April 18, 2008

/s/ Vincent J. Papa Vincent J. Papa	Director	April 18, 2008

/s/ Ralph Balzano Ralph Balzano	Director	April 18, 2008

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
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

2.3
Agreement and Plan of Merger, dated as of March 10, 2008, among Specialized Health Products International, Inc., C.R. Bard, Inc. and Pelican Acquisition Sub Co. (Incorporated by reference to Exhibit 2.1 to SHPI’s Current Report on Form 8-K filed on March 10, 2008).

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

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
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

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
10.39*	Employment Agreement with Mr. David A. Green (Incorporated by reference to Exhibit 10.39 of SHPI’s Quarterly Report on Form 10-QSB, dated September 30, 2006).

10.40	Lease Cancellation Agreement dated October 5, 2006 (Incorporated by reference to Exhibit 10.1 of SHPI’s Current Report on Form 8-K, filed October 10, 2006).

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

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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