Form 10-Q
period 2008-03-31
SPECIALIZED HEALTH PRODUCTS INTERNATIONAL INC
filed 2008-05-07
CIK 790228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 7, 2008
Common Stock, $.02 par value	68,373,633 shares

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Consolidated Balance Sheets
As of March 31, 2008 and December 31, 2007	1

Condensed Consolidated Statements of Operations
For the three months ended March 31, 2008 and 2007	2

Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2008 and 2007	3

Notes to Condensed Consolidated Financial Statements	4

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4T: Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1: Legal Proceedings	19

Item 6: Exhibits	19

Signatures	21

-i-

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31,
	(unaudited)	2007
Assets
Current Assets:
Cash and cash equivalents	$9,237,163	$8,735,143
Accounts receivable, net	2,935,488	2,999,686
Inventory	3,330,517	2,915,814
Prepaid expenses and other	269,331	253,124
Total current assets	15,772,499	14,903,767

Property and equipment, net of accumulated depreciation of $1,695,831 and $1,596,429 at March 31, 2008 and December 31, 2007, respectively	1,419,904	1,309,888
Intangible assets, net	2,957,751	2,917,390
Goodwill	586,161	586,161
Other assets	218,377	232,961
Total assets	$20,954,692	$19,950,167

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,709,934	$1,657,127
Accrued liabilities	1,020,175	1,164,427
Accrual for patent litigation expenses	445,862	606,928
Deferred revenue	122,900	172,067
Total current liabilities	3,298,871	3,600,549

Commitments and contingencies (Note 4)	-	-

Stockholders' equity:
Series A preferred stock, $.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2008 and December 31, 2007	-	-
Common stock, $.02 par value; 80,000,000 shares authorized, 68,373,633and 68,333,633 shares issued and outstanding at March 31, 2008and December 31, 2007, respectively	1,367,473	1,366,673
Additional paid-in capital	52,084,570	51,705,195
Accumulated deficit	(35,796,222)	(36,722,250)
Total stockholders' equity	17,655,821	16,349,618
Total liabilities and stockholders' equity	$20,954,692	$19,950,167

See accompanying notes to condensed consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007

Revenue:
Product sales	$4,339,406	$3,299,758
Royalties	1,155,667	827,133
Licensing revenues	99,167	49,167
Development fees and related services	-	23,667
	5,594,240	4,199,725
Cost of revenue	1,753,312	1,380,443

Gross profit	3,840,928	2,819,282

Operating expenses:
Research and development (1)	1,008,423	1,103,833
Sales and marketing (1)	431,899	508,334
General and administrative (1)	1,495,241	945,659
Total operating expenses	2,935,563	2,557,826
Income from operations	905,365	261,456

Other income (expense):
Interest income	58,422	59,077
Other income (expense)	26	(675)
Total other income, net	58,448	58,402

Income before income taxes	963,813	319,858
Income tax provision	(37,785)	(16,168)

Net income	$926,028	$303,690

Basic net income per common share	$0.01	$0.00
Diluted net income per common share	$0.01	$0.00
Basic weighted average number of shares outstanding	66,556,765	62,643,003
Diluted weighted average number of shares outstanding	67,439,367	65,824,537

(1) Includes amortization of stock-based compensation as follows:
Research and development	$128,290	$110,794
Sales and marketing	$54,242	$(11,393)
General and administrative	$196,843	$224,255

See accompanying notes to condensed consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$926,028	$303,690
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	190,235	159,967
Amortization of stock-based compensation	379,375	323,656
Changes in operating assets and liabilities:
Accounts receivable, net	64,198	269,571
Inventory	(414,703)	110,625
Prepaid expenses and other	(1,623)	(11,267)
Accounts payable	52,807	(568,262)
Accrued liabilities	(144,252)	(190,411)
Accrual for patent litigation expenses	(161,066)	(143,289)
Deferred revenue	(49,167)	(49,167)
Net cash provided by operating activities	841,832	205,113

Cash flows from investing activities:
Purchase of intangible assets	(131,194)	(43,947)
Purchase of property and equipment	(209,418)	(90,214)
Net cash used in investing activities	(340,612)	(134,161)

Cash flows from financing activities:
Proceeds from exercise of warrants	800	1,600
Net cash provided by financing activities	800	1,600
Net increase in cash and cash equivalents	502,020	72,552
Cash and cash equivalents at beginning of year	8,735,143	2,281,680
Cash and cash equivalents at end of period	$9,237,163	$2,354,232

See accompanying notes to condensed consolidated financial statements.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s condensed consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2007 Annual Report on Form 10-KSB/A. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2008. The Company’s significant accounting policies are set forth in Note 2 to the consolidated financial statements in the December 31, 2007 Annual Report on Form 10-KSB/A.

The Company’s working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing safety medical needle technologies and other products to commercial viability, the timing of the market launches of new products and the level of sales of our current products. As of March 31, 2008, the Company had accounts payable and accrued liabilities totaling $2,730,109. The Company also had a current portion of accrued patent litigation expense of $445,862 and current deferred revenue of $122,900, neither of which will require the use of cash. At March 31, 2008, the Company had cash and cash equivalents of $9,237,163. Management believes that existing cash and cash equivalents, along with cash generated from the collection of accounts receivable, and the sale of products and royalties will be sufficient to meet the Company’s cash requirements during the next twelve months.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”).

There was no change in the status of the Company’s stock incentive plans as of March 31, 2008. The Board and stockholders have authorized 13,500,000 shares for issuance under the Company’s stock incentive plans. The number of remaining shares authorized under the stock incentive plans at March 31, 2008 is 7,850,703.

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

Total stock-based compensation cost for the three months ended March 31, 2008 was $379,375. As a result of the signed Merger Agreement, discussed in Footnote 6, on March 10, 2008, the Company now expects that the most likely timing of the restricted stock vesting will be upon a change in control. Therefore, in accordance with SFAS 123R, the Company has accelerated the expected vesting of the restricted shares to three months - the anticipated time at which the Merger transaction will finalize. Total compensation cost related to granted but unvested awards is approximately $561,000 as of March 31, 2008. Such compensation cost will be expensed in future periods and is expected to be recognized over two months.

(2)  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157,“Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The Company will adopt SFAS 157 for financial assets and liabilities on January 1, 2008. The Company adopted SFAS 157 for financial assets and liabilities at the beginning of fiscal year 2008 with no material impact to the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company adopted SFAS 159 at the beginning of fiscal year 2008 with no material impact to the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 13” (“SFAS 161”). SFAS 161 will enhance the current disclosure framework in SFAS No. 133 for derivative instruments and hedging activities. SFAS 161 is effective for the Company beginning January 1, 2009. The Company anticipates that the adoption of SFAS 161 will not have a material impact on the Company’s consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

(3) Basic and Diluted Net Income Per Common Share

The Company generated net income during the quarters ended March 31, 2008 and March 31, 2007. The basic net income per common share for 2008 and 2007 are based on the weighted average number of common shares outstanding, excluding unvested restricted stock. The diluted net income per common share for 2008 and 2007 is calculated using the treasury method, adding the number of shares of unvested restricted stock less the assumed repurchase of shares based on the average unrecognized compensation cost and adding the number of warrants and options that are in the money, reduced by the number of shares that would be repurchased from the proceeds if the warrant or option is exercised.

At March 31, 2008, options and warrants to purchase 1,843,265 shares of common stock at exercise prices ranging from $1.00 to $4.79 per share were outstanding. At March 31, 2007, options and warrants to purchase 1,883,265 shares of common stock at exercise prices ranging from $0.02 to $4.79 per share were outstanding. At March 31, 2008 and 2007, there were 1,739,670 and 4,625,960 unvested restricted common shares outstanding, respectively.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended
	March 31,	March 31,
	2008	2007

Net Income	$926,028	$303,690
Basic weighted average shares outstanding	66,556,765	62,643,003
Effect of dilutive securities:
Stock warrants	-	39,043
Unvested restricted common shares	882,602	3,142,491
Dilutive weighted average shares outstanding	67,439,367	65,824,537

Net Income per share
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

(4) Commitments and Contingencies

Purchase Order Commitments

Due to the long lead-time of critical components for the LiftLoc®, MiniLoc®, and SafeStep® safety infusion set product lines and the SecureLoc™ Safety Introducer Needle, as of March 31, 2008 the Company had issued $1,604,540 in long-term purchase orders relating to these products.

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

As a result of the jury’s verdict on November 30, 2007, the Company recorded a non-cash charge to patent litigation expense of $250,000 during the fourth quarter of 2007 to adjust the recorded liability to $606,928 at December 31, 2007. As of March 31, 2008, there remained $445,862, which represents the Company’s estimate of the portion of costs associated with BD’s suit against Tyco Healthcare that Tyco Healthcare will withhold against future royalties due the Company through the end of the third quarter 2008, at which time the Company expects to have more information about the lawsuit. In the event litigation continues beyond the third quarter of 2008, additional liabilities may accrue. Moreover, if Tyco Healthcare is unsuccessful in post-trial motions and on appeal, Tyco Healthcare may be prohibited from selling the Monoject Magellan™ safety products in their current form.

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

Under the BD Agreement, in the event of (i) a final adjudication enjoining BD from making, using, or selling the Integra™ syringe or holding BD liable for damages based on the Integra™ syringe or (ii) settlement of the lawsuit requiring payment of damages by BD relative to the Integra™ syringe, BD has the right to deduct from future royalty amounts sufficient to reimburse itself for one-half of its damages and legal expenses incurred and paid by BD in the lawsuit, but in no event shall BD’s royalty payments be reduced below a one percent (1%) royalty. No liability has been recorded at March 31, 2008 since the Company currently can not reasonably estimate potential losses, if any.

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

On March 14, 2008, MedSafe Technologies LLC (“MedSafe”) filed a lawsuit against Becton, Dickinson and Company (“BD”) in the United States Court for the District of South Carolina, alleging that the BD Integra™ 1cc Syringe infringes MedSafe’s U.S. Patent No. 6,074,370. MedSafe seeks unspecified damages, including compensatory damages (with prejudgment interest) and any further relief as the Court deems appropriate. No trial date has been set. SHPI is not a party to the patent infringement lawsuit brought by MedSafe against BD.

The Integra™ syringe is the subject of a license agreement dated March 12, 2000, and subsequently amended, between BD and the Med-Design Corporation (“BD Agreement”). Under the BD Agreement, in the event of (i) a final adjudication enjoining BD from making, using, or selling the Integra™ syringe or holding BD liable for damages based on the Integra™ syringe or (ii) settlement of the lawsuit requiring payment of damages by BD relative to the Integra™ syringe, BD has the right to deduct from future royalties an amount sufficient to reimburse itself for one-half of its damages and legal expenses incurred and paid by BD in the lawsuit, but in no event shall BD’s royalty payments be reduced below a one percent (1%) royalty. No liability has been recorded at March 31, 2008 since the Company currently can not reasonably estimate potential losses, if any.

(5) Income Taxes

At December 31, 2007, the Company had total net operating losses (“NOL’s”) of $89,963,438 that can be utilized to reduce the Company’s future federal income taxes. The Company will utilize these NOL’s and tax credits to offset income tax liability for the three month period ended March 31, 2008. However, tax expense of $37,785 has been recorded for the quarter ended March 31, 2008 as the Company anticipates being subject to alternative minimum tax.

The amount of unrecognized tax benefits as of March 31, 2008 was $1.9 million. That amount includes unrecognized tax benefits, which, if ultimately recognized, would not have an impact on the Company’s annual effective tax rate due to the full valuation allowance. The Company is subject to audit by the IRS and various states dating back to 1992.

The Company’s policy for recording interest and penalties associated with taxes is to recognize it as a component of income tax expense. The Company recorded an immaterial amount of interest and penalties for the quarters ended March 31, 2008 and 2007.

(6) Merger Agreement

On March 10, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with C. R. Bard, Inc. (“C. R. Bard”) and Pelican Acquisition Sub Co. (“Merger Sub”), a wholly-owned subsidiary of C. R. Bard.

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

Completion of the transaction is subject to the affirmative vote of the Company’s stockholders and other customary closing conditions. The transaction is expected to close in June 2008.

(7) Capital Transactions

On March 4, 2008 Galen Partners exercised its warrant for 40,000 common shares at the exercise price of $0.02 per share resulting in cash proceeds of $800 to the Company.

During the quarter ended March 31, 2008, 158,983 shares of restricted stock vested. These shares were granted to certain employees in 2005 and 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those set forth below under “Forward-Looking Statements”. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements included in our annual report on Form 10-KSB/A for the year ended December 31, 2007 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein.  All information presented herein is based on the three months ended March 31, 2008 and 2007.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Recent Developments

On March 10, 2008, we entered into an Agreement and Plan of Merger dated as of March 10, 2008 (the “Merger Agreement”), with C. R. Bard, Inc. (“C. R. Bard”) and Pelican Acquisition Sub Co., a wholly-owned subsidiary of C. R. Bard (“Merger Sub”).

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

Completion of the transaction is subject to the affirmative vote of our stockholders and other customary closing conditions. The transaction is expected to close in June 2008.

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

During the three month period ended March 31, 2008, we had total revenue of $5,594,240, compared with total revenue of $4,199,725 for the comparable period ended March 31, 2007. The increase in revenue of $1,394,515 or 33% during the three month period ended March 31, 2008, compared to the same period ended March 31, 2007, was primarily driven by increased sales of our manufactured products as they continue to gain acceptance in the market place and an increase in royalty revenue.

Gross profit for the three month period ended March 31, 2008 was $3,840,928, representing a gross profit margin of 69%, compared to a 67% gross profit margin realized for the three month period ended March 31, 2007.

During the three month period ended March 31, 2008, we had total operating expenses of $2,935,563, compared with total operating expenses of $2,557,826 for the comparable period ended March 31, 2007. The increase was primarily a result of increased costs related to the proposed Merger.

Net income for the three month period ended March 31, 2008 was $926,028, representing an improvement of $622,338 compared to net income of $303,690 for the three month period ended March 31, 2007. Basic net income per common share for the three month period ended March 31, 2008 was $0.01 compared to basic net income per common share of $0.00 for the three month period ended March 31, 2007.

We had $9,237,163 in cash and cash equivalents as of March 31, 2008, representing an increase of $502,020 from December 31, 2007. This increase is driven primarily by net cash of $841,832 provided by operating activities during the three months ended March 31, 2008, offset by cash of $340,612 used to purchase intangible assets and property and equipment. Net cash of $841,832 provided by operating activities during the three months ended March 31, 2008 represents an improvement of $636,719 compared to the $205,113 provided during the same period in 2007.

Sources of Revenue

Revenue consists of (1) product sales, (2) product royalties, (3) licensing revenues, and (4) development fees and related services.

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

Licensing revenues consist of amortizing up-front payments related to certain license agreements and milestone payments for which we have no further responsibilities.

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

Long-Lived Assets

We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable. When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. No such impairments were recorded during the three months ended March 31, 2008 and 2007.

Goodwill

We review goodwill for impairment annually. We have one reporting unit.  If the reporting unit's fair value exceeds the carrying value of its net assets, goodwill is not considered impaired. If the reporting unit's carrying value exceeds its fair value, we must analyze the fair value of goodwill relative to its carrying value. If its carrying value exceeds its fair value, an impairment loss is recorded to write goodwill down to fair value. Determining the fair value of goodwill involves the use of significant estimates and assumptions. These estimates and assumptions include projected revenue growth rates and operating margins to calculate estimated cash flows.  No such impairment was recorded during the three months ended March 31, 2008 and 2007.

Stock-Based Compensation

We adopted SFAS 123R, which requires us to measure compensation expense for all outstanding unvested share-based awards at fair value and recognize compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ from these estimates.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157,“Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. We adopted SFAS 157 for financial assets and liabilities at the beginning of fiscal year 2008 with no material impact to our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We adopted SFAS 159 at the beginning of fiscal year 2008 with no material impact to our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 13” (“SFAS 161”). SFAS 161 will enhance the current disclosure framework in SFAS No. 133 for derivative instruments and hedging activities. SFAS 161 is effective for us beginning January 1, 2009. We anticipate that the adoption of SFAS 161 will not have a material impact on our consolidated financial statements.

We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on its current or future earnings or operations.

Results of Operations

The following table presents our results of operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	Change	% Change
Revenue:
Product sales	$4,339,406	$3,299,758	$1,039,648	32%
Royalties	1,155,667	827,133	328,534	40%
Licensing revenues	99,167	49,167	50,000	102%
Development fees and related services	-	23,667	(23,667)	-100%
Total Revenue	5,594,240	4,199,725	1,394,515	33%

Cost of revenue	1,753,312	1,380,443	372,869	27%

Gross profit	3,840,928	2,819,282	1,021,646	36%

Operating expenses:

Research and development (1)	1,008,423	1,103,833	(95,410)	-9%
Sales and marketing (1)	431,899	508,334	(76,435)	-15%
General and administrative (1)	1,495,241	945,659	549,582	58%
Total operating expenses	2,935,563	2,557,826	377,737	15%
Income from operations	905,365	261,456	643,909	246%

Other income (expense):
Interest income	58,422	59,077	(655)	-1%
Other income (expense)	26	(675)	701	104%
Total other income, net	58,448	58,402	46	0%

Income tax provision	(37,785)	(16,168)	(21,617)	134%

Net income	$926,028	$303,690	$622,338	205%

(1) Includes amortization of stock-based compensation as follows:

Research and development	$128,290	$110,794	$17,496	16%
Sales and marketing	$54,242	$(11,393)	$65,635	576%
General and administrative	$196,843	$224,255	$(27,412)	-12%

Revenue

Product Sales

Product sales increased 32% in the three month period ended March 31, 2008 compared to the comparable period in 2007. The increase in product sales was primarily driven by increased sales to existing customers of our leading safety Huber needle products, MiniLoc® Safety Infusion Set and SafeStep® Huber Needle Set, as well as increased OEM sales of our PowerLoc® Safety Infusion Set. The increase was also attributable to new international sales of MiniLoc® Safety Infusion Set and SafeStep® Huber Needle Set products.

Product Royalties

Royalty income increased 40% in the three month period ended March 31, 2008 compared to the comparable period in 2007. The primary growth driver was increased royalties from the Vacutainer® Push Button Blood Collection Set.

Licensing Revenues

Licensing revenue increased $50,000 as a result of payments due under a license agreement.

Development Fees and Related Services

The 100% decrease in development fees and related services is attributable to the maturation of our funded development projects, which we moved into the production phase in 2007. As a result of the maturation of our projects and no new development efforts, there are no development fees and related services in the three month period ended March 31, 2008.

Cost of Revenue

The cost of revenue increased $372,869 or 27% in the three month period ended March 31, 2008 compared to the same period in 2007. The increase in cost of revenues is attributable to the increase in product sales.

Gross Profit

Gross profit for the three months ended March 31, 2008 increased $1,021,646 or 36%, compared to the three months ended March 31, 2007. The increase in gross profit is directly related to the increase in our total revenue.

Gross profit margin for the three month period ended March 31, 2008 was 69%, representing an increase of two percentage points compared to the 67% gross profit margin realized in the comparable period of 2007. The increase in gross profit margin is primarily related to a decrease in the allowance for sales returns, the increase in royalty revenue for which there is minimal cost of revenue, and the decrease in development fees for which there is high cost of revenue.

Operating Expenses

Research and Development

Research and development (“R&D”) expenses decreased 9% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease in R&D expense is primarily due to a decrease of $88,000 for personnel related expenses due to a staff reduction in the fourth quarter of 2007. The remaining decrease is due to a number of smaller decreases in various expense categories as the Company’s product development pipeline has matured and all funded development projects have been completed.

Sales and Marketing

Sales and marketing expenses decreased 15% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease in sales and marketing expense is primarily due to a decrease in personnel related expenses of $142,000 related to the staff reduction in the sales and marketing department in the first quarter of 2007 and a reduction in business development and trade show expense of $28,000. The decreases were offset primarily by an increase in stock-based compensation of $65,000 due to granting additional shares to sales and marketing personnel during the third quarter of 2007 as well as the acceleration of recognizing stock-based compensation expense due to the proposed Merger. Additionally, distribution fees increased by $29,000 due to the increase in product sales and the new distribution agreements entered into during 2007.

General and Administrative

General and administrative expenses increased 58% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase is primarily attributable to increased legal fees of $217,000 incurred in connection with the proposed Merger, increased personnel related expenses of $190,000 related to the addition of new personnel during 2007 and increased compensation for existing employees, an increase of $107,000 for accounting related expenses due primarily to the proposed Merger and an increase of $31,000 for financial advisors also related to the proposed Merger.

We expect general and administrative expenses will continue to increase as a result of the proposed Merger with C. R. Bard until the consummation of the Merger Agreement or termination of the Merger Agreement.

Other Income

Other income consists primarily of interest income. There was no significant change in interest income for the three month period ended March 31, 2008 as compared to the same period of 2007.

Income tax increased $21,617 or 134% compared to the three months ended March 31, 2007. This increase was due primarily to the increase in net income for the three months ended March 31, 2008, resulting in higher expected income taxes since we anticipate being subject to alternative minimum taxes in 2008.

Net Income

As a result of the above described factors, net income for the three month period ended March 31, 2008 increased $622,338 to $926,028, compared to net income of $303,690 for the three month period ended March 31, 2007. Net income per common share for the three month period ended March 31, 2008 was $0.01 compared to net income per common share of $0.00 for the three months ended March 31, 2007.

Liquidity and Capital Resources

Historically, our principal use of cash has been to fund ongoing operations. To date, we have financed our operations principally through private placements of equity securities, the sale of technology and patents, product sales and royalties, development fees, technology and license fees, and proceeds from the sale of common stock.

We had $9,237,163 in cash and cash equivalents as of March 31, 2008, representing an increase of $502,020 from December 31, 2007. Working capital as of March 31, 2008 was $12,473,628 compared to $11,303,218 as of December 31, 2007. This increase in cash and working capital in 2008 was primarily due to cash provided by operations offset by purchases of capital assets. Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing new safety medical needle technologies and other products to commercial viability, the timing of the market launches of new products, and the level of sales of our current products.

Operating Activities

Net cash of $841,832 was provided by operating activities during the three months ended March 31, 2008, representing an increase of $636,719 compared to the $205,113 provided during the same period in 2007. The $841,832 provided in operating activities is primarily attributable to our positive net income of $926,028, the positive impact of non-cash items such as depreciation and amortization and stock-based compensation, and the decrease of accounts receivable and increase in accounts payable offset by a significant increase in inventory and decreases in other liabilities for which cash was used.

Investing Activities

Cash used in investing activities was $340,612 for the three months ended March 31, 2008 compared to $134,161 for the three months ended March 31, 2007. During the three months ended March 31, 2008 and 2007, the cash used in investing activities was for purchases of property and equipment and capitalization of patent costs.

Financing Activities

Cash provided by financing activities was $800 for the three months ended March 31, 2008 compared to cash provided by financing activities of $1,600 for the three months ended March 31, 2007. During the three months ended March 31, 2008, the cash provided by financing activities was from the exercise of a warrant by Galen Partners for 40,000 common shares at the exercise price of $0.02. During the three months ended March 31, 2007, the cash provided by financing activities was from the exercise of a warrant by Galen Partners for 80,000 common shares at the exercise price of $0.02.

We believe that existing cash and cash equivalents, along with cash generated from the collection of accounts receivable, the sale of products, development fees and royalties, and available borrowings under our credit line will be sufficient to meet our cash requirements during the next twelve months.

Contractual Obligations

Our significant non-cancelable operating lease obligations and purchase order commitments as of March 31, 2008 are as follows:

Payments due during
Obligation	2008 (1)
Operating leases	$187,613
Purchase order commitments	1,604,540
Total	$1,792,153

(1) The amounts for 2008 only include payments to be made after March 31, 2008.

Due to the long lead-time of critical components for LiftLoc® and MiniLoc® Safety Infusion Sets, SecureLoc™ Safety Introducer Needle, and SafeStep® Huber Needle Set, we had issued $1,604,540 in long-term purchase orders relating to these products as of March 31, 2008.

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

•
our expectation that our general and administrative expenses will continue to increase as a result of the proposed Merger with C. R. Bard until the consummation of the Merger Agreement or termination of the Merger Agreement;

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

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and in our Annual Report on Form 10-KSB/A and any amendments thereto (which contains a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, except as required by law. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

•	the failure to complete the proposed Merger could negatively impact our stock price, future business, and financial results;

•	the termination of the proposed Merger could result in payment of a substantial break up fee;

•	we have a history of losses;

•	our success is dependent on sales generated by our distribution and licensing partners;

•	in 2007, over sixty percent of our revenues were generated under agreements with four of our corporate partners;

•	we are dependent upon our licensing partners or contract manufacturers to manufacture our products;

•	our medical devices must be cleared or approved by the FDA before they can be sold in the U.S.;

•	there are negative pricing pressures on safety products;

•	our business could be adversely affected by changes in safety medical product technology;

•	our products may not be accepted by the market;

•	our long-term success is dependent on the success of our research and development efforts;

•	our success is dependent on our patents and proprietary rights;

•	we may not have adequate resources to manage growth;

•	we are dependent on management and technical personnel;

•	because we are significantly smaller than the majority of our competitors, we may lack the resources needed to capture market share;

•	we face potential product liability relating to failure of our safety products;

•	uncertainties in the healthcare industry create uncertainties regarding medical safety products;

•	anti-takeover provisions of our certificate of incorporation and bylaws may discourage non-negotiated takeover of our company;

•	our common stock price may continue to be volatile;

•	we have outstanding securities whose holders have been granted registration rights;

•	we do not anticipate paying dividends in the foreseeable future;

•	our common stock is subject to dilution;

•	applicability of low priced stock risk disclosure requirements may adversely affect the prices at which our common stock trades; and

•	no assurance of a liquid public market for our common stock;

Item 4T. Controls and Procedures.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report on Form 10-KSB/A for the year ended December 31, 2007. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with our Annual Report on Form 10-KSB/A. In addition, for more information regarding our legal proceedings, please see Note 4 included in Part 1, Item 1 - Financial Statements, which information is incorporated herein by reference.

On March 14, 2008, MedSafe Technologies LLC (“MedSafe”) filed a lawsuit against Becton, Dickinson and Company (“BD”) in the United States Court for the District of South Carolina, alleging that the BD Integra™ 1cc Syringe infringes MedSafe’s U.S. Patent No. 6,074,370. MedSafe seeks unspecified damages, including compensatory damages (with prejudgment interest) and any further relief as the Court deems appropriate. No trial date has been set. SHPI is not a party to the patent infringement lawsuit brought by MedSafe against BD.

The Integra™ syringe is the subject of a license agreement dated March 12, 2000, and subsequently amended, between BD and the Med-Design Corporation (“BD Agreement”). Under the BD Agreement, in the event of (i) a final adjudication enjoining BD from making, using, or selling the Integra™ syringe or holding BD liable for damages based on the Integra™ syringe or (ii) settlement of the lawsuit requiring payment of damages by BD relative to the Integra™ syringe, BD has the right to deduct from future royalties an amount sufficient to reimburse itself for one-half of its damages and legal expenses incurred and paid by BD in the lawsuit, but in no event shall BD’s royalty payments be reduced below a one percent (1%) royalty. No liability has been recorded at March 31, 2008 since the Company currently can not reasonably estimate potential losses, if any.

Item 6. Exhibits.

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

2.3
Agreement and Plan of Merger, dated as of March 10, 2008, among Specialized Health Products International, Inc., C. R. Bard, Inc. and Pelican Acquisition Sub Co. (Incorporated by reference to Exhibit 2.1 to SHPI’s Current Report on Form 8-K filed on March 10, 2008).

3(i).1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(i).1 of SHPI’s Form 10-QSB, dated September 30, 2001).

3(i).2
Certificate of Designations, Preferences and Limitations of Series A Preferred Stock, dated November 6, 2001 (Incorporated by reference to Exhibit 3(i).2 of SHPI’s Form 10-QSB, dated September 30, 2001).

3(ii).2	Third Amended and Restated Bylaws of SHPI (Incorporated by reference to Exhibit 99.3 to SHPI’s Current Report on Form 8-K filed November 21, 2005).

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
10.1	Amendment to Restricted Stock Agreement (Incorporated by reference to Exhibit 10.45 to SHPI’s Annual Report on Form 10-KSB filed March 14, 2008).

10.2	Amendment No. 1 to the Stock Unit Agreement under the 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.47 to SHPI’s Annual Report on Form 10-KSB filed March 14, 2008).

10.3	2008 Executive Bonus Plan (Incorporated by reference to Exhibit 10.48 to SHPI’s Annual Report on Form 10-KSB filed March 14, 2008).

10.4	Executive Incentive Bonus Program (Incorporated by reference to Exhibit 10.50 to SHPI’s Annual Report on Form 10-KSB filed March 14, 2008).

31.1	Certification by Jeffrey M. Soinski under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David A. Green under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jeffrey M. Soinski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David A. Green pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALIZED HEALTH PRODUCTS INTERNATIONAL, INC.

Date: May 7, 2008	By	/s/ Jeffrey M. Soinski
Jeffrey M. Soinski
President, Chief Executive Officer, Director

Date: May 7, 2008	By	/s/ David A. Green
David A. Green
Chief Financial Officer